Form 10-Q
period 1996-06-30
TRAVIS BOATS & MOTORS INC
filed 1996-08-14
CIK 1012734

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.20549
                                   FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM----------TO---------

COMMISSION FILE NUMBER 333-03283

                          TRAVIS BOATS & MOTORS.INC.
            (Exact name of registrant as specified in its charter)

          TEXAS                                   74-2024798
(State or other jurisdiction of Incorporation    (I.R.S Employee Identification
  or organization)                                    No.)

13045 Research Blvd, Austin, Tx                   78750
(Address of principal executive offices)          (Zip Code)

                                (512) 250-8103
             (Registrant's telephone number, including area code)

                                Not applicable
 (Former Name, Former telephone Number and Former Year.  If Changed Since Last
                                    Report)


Indicate by a check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such requirements
for the past 90 days.      Yes   X   No
                               -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.01 per value = 4,136,306 shares as of August 1, 1996

                         Part I. Financial Information

Item 1. Financial Statements

Travis Boats & Motors, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands except share data)

                                                                                       June 30,       September 30,
                                                                                         1996             1995
                                                                                     -----------      -------------
                                                                                     (Unaudited)
    ASSETS:
       Current assets:
          Cash and cash equivalents                                                  $        -            $   996
          Amounts due from underwriters                                                  10,286                  -
          Accounts receivable                                                             4,066              1,047
          Inventories                                                                    22,724             14,270
          Prepaid expenses                                                                  105                 49
          Deferred tax asset                                                                 76                115
                                                                                     -----------       ------------
             Total current assets                                                        37,257             16,477

       Property and equipment:
          Land                                                                            1,816              1,816
          Buildings and improvements                                                      4,881              4,184
          Furniture, fixtures and equipment                                               1,729              1,351
                                                                                     -----------       ------------
                                                                                          8,426              7,351
          Less accumulated depreciation                                                  (1,884)            (1,560)
                                                                                     -----------       ------------
                                                                                          6,542              5,791

       Intangibles and other assets, net                                                  1,103              1,089
                                                                                     -----------       ------------
                                                                                        $44,902            $23,357
                                                                                     ===========       ============

    LIABILITIES AND STOCKHOLDERS' EQUITY:
       Current liabilities:
          Bank overdraft                                                                   $599            $     -
          Accounts payable                                                                  445                462
          Accrued liabilities                                                             1,982              1,188
          Federal income taxes payable                                                      649                576
          Unearned revenue                                                                1,947                  -
          Current portion of notes payable and other short-term obligations              18,532             11,443
                                                                                     -----------       ------------
             Total current liabilties                                                    24,154             13,669

    Notes payable, less current portion                                                   4,700              4,876

    Stockholders' equity
       Common Stock, $.01 par value, 50,000,000 shares authorized 3,996,006 and
          2,635,865 shares issued and outstanding at June 30, 1996 and at
          September 30, 1995,  respectively                                                  40                 27
       Paid-in capital                                                                    9,703                139
       Retained earnings                                                                  6,305              4,646
                                                                                     -----------       ------------
             Total stockholders' equity                                                  16,048              4,812
                                                                                     -----------       ------------
             Total liabilities and stockholders' equity                                 $44,902            $23,357
                                                                                     ===========       ============

           See notes to condensed consolidated financial statements

Travis Boats & Motors, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts and store data)

                                                                        Three months ended                 Nine months ended
                                                                              June 30                           June 30
                                                                    -----------------------------    -----------------------------

                                                                        1996            1995             1996            1995
                                                                    -------------   -------------    -------------   -------------
Net sales....................................................          $26,445         $17,048          $48,462         $33,675
Cost of goods sold...........................................           19,832          12,748           36,278          25,601
                                                                    -------------   -------------    -------------   -------------
Gross profit.................................................            6,613           4,300           12,184           8,074

Selling, general and administrative expenses.................            3,767           2,346            8,068           5,564
Depreciation and amortization................................              141              70              404             206
                                                                    -------------   -------------    -------------   -------------
                                                                         3,908           2,416            8,472           5,770

Operating income.............................................            2,705           1,884            3,712           2,304
Interest expense.............................................             (424)           (264)          (1,092)           (635)
Other income.................................................               17              16               49             126
                                                                    -------------   -------------    -------------   -------------

Income before income taxes...................................            2,299           1,635            2,669           1,795
Provision for income taxes...................................              883             590            1,010             651
                                                                    -------------   -------------    -------------   -------------

Net income...................................................           $1,416          $1,045           $1,659          $1,144
                                                                    =============   =============    =============   =============
Net income per common share..................................            $0.52           $0.39            $0.61           $0.43

Weighted average common shares outstanding...................        2,741,193       2,683,506        2,702,661       2,638,492
                                                                    =============   =============    =============   =============
Stores open at end of period.................................               12               9               12               9
                                                                    =============   =============    =============   =============

           See notes to condensed consolidated financial statements

Travis Boats & Motors, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)


                                                                               Nine months ended June 30,
                                                                           ---------------------------------

                                                                                1996                1995
                                                                           -------------       -------------
OPERATING ACTIVITIES:
   Net income                                                                    $1,659               $1,144
   Adjustments to reconcile net income to net cash (used in)
    operating activities:
      Depreciation and amortization                                                 404                  207
      Changes in operating assets and liabilities
         (Increase) in amounts due from underwriters                            (10,286)                   -
         (Increase) in accounts receivable                                       (3,019)              (1,677)
         (Increase) in inventories                                               (8,454)              (2,682)
         (Increase) in prepaid assets                                               (56)                 (30)
         (Increase) in other assets                                                  (3)                  10
         (Increase) decrease in deferred tax asset                                   60                 (137)
         (Increase) in unearned revenue                                           1,947                    -
         (Decrease) in accounts payable                                             (17)                 (44)
         Increase in accrued liabilities                                            794                  450
         Increase (decrease) in income taxes payable                                 73                 (249)
                                                                           ------------        -------------
   Net cash (used in) provided by operating activities                          (16,898)              (3,008)
                                                                           ------------        -------------
INVESTING ACTIVITIES:
   Purchase of business                                                             (88)                   -
   Purchases of property and equipment                                           (1,100)              (1,204)

                                                                           ------------        -------------
   Net cash used in investing activities                                         (1,188)              (1,204)

FINANCING ACTIVITIES:
   Net increase in notes payable and other short-term obligations                 6,913                4,323
   Issuance of common stock                                                       9,578                   92
   Net proceeds on notes receivable from stockholders                                 -                  127
                                                                           ------------        -------------
   Net cash provided by financing activities                                     16,491                4,542

   Increase in cash and cash equivalents                                         (1,595)                 330

   Cash and cash equivalents, beginning of period                                   996                  525
                                                                           ------------        -------------
   Cash and cash equivalents, end of period                                       ($599)                $855
                                                                           ============        =============

           See notes to condensed consolidated financial statements

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1996

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Travis Boats & Motors, Inc. and subsidiaries (collectively, the "Company") without audit. In the opinion of management, such financial statements include all adjustments (consisting of only recurring accruals) necessary to present fairly the financial position at June 30, 1996; and the interim results of operations and cash flows for the three month and the nine month periods ended June 30, 1996 and 1995. The condensed consolidated balance sheet at September 30, 1995, presented herein, has been prepared from the audited consolidated financial statements of the Company for the fiscal year then ended.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended September 30, 1995. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the fiscal year ended September 30, 1995.

The results of operations for the three month period and the nine month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - NET INCOME PER COMMON SHARE

Net income per common share is based on the weighted average number of common shares outstanding during the periods. The effect of common stock equivalents is not significant.

NOTE 3 - INITIAL PUBLIC OFFERING OF COMMON STOCK

On June 27, 1996, the Company consummated an initial public offering of
1,750,000 shares of common stock at the price of $9.00 per share.    Of the
1,750,000 shares sold, 1,312,500 shares were sold by the Company and 437,500 shares by certain selling shareholders. Net proceeds to the Company are approximately $10.3 million.

NOTE 4 - STOCKHOLDERS' EQUITY

In November 1995, the Board of Directors of the Company approved a 15 for 1 stock dividend for stockholders of record as of November 8, 1995.

Effective December 14, 1995, the Company changed the stated par value of each share of common stock from $.10 to $.01. The condensed consolidated financial statements have been restated to retroactively reflect the above change in par value.

In May 1996, the Board of Directors of the Company approved a 1 for 3 stock dividend for stockholders of record as of May 3, 1996.

All share amounts presented in these condensed consolidated financial statements have been restated to retroactively reflect the above stock dividends and change in par value.


NOTE 5 - ACQUISITION

Effective December 1, 1995, the Company acquired certain assets of Clay's Boats & Motors, Inc. ("Clay's") in New Iberia, Louisiana. The assets acquired included furniture, fixtures and equipment, all parts and accessories, all leasehold improvements and certain other miscellaneous assets. The purchase price was $328,741, of which $262,687 was paid in cash and $66,054 was financed by the issuance of a note payable to the seller.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of Clay's have been included in the condensed consolidated financial statements from the date of acquisition. The purchase price ($328,741) has been allocated to the tangible assets acquired ($240,669) and the resulting excess purchase price ($88,072) was assigned to goodwill.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITIONS AND RESULTS OF OPERATIONS.

General
- -------

Travis Boats is a leading multi-state superstore retailer of recreational boats, motors, trailers and related marine accessories in the southern United States. The Company currently operates 12 superstores in Texas, Arkansas and Louisiana under the name Travis Boating Center. Founded in 1979 in Austin, Texas, Travis Boats differentiates itself from competitors by providing customers a unique superstore shopping experience that showcases a broad selection of high quality boats, motors, trailers and marine products at firm, clearly posted low prices.

Results of Operations
- ---------------------

Net sales increased $9.4 million or 55.3% to $26.4 million in the quarter ended June 30, 1996 from $17.0 million in the quarter ended June 30, 1995. For the nine months ended June 30, 1996 net sales of $48.5 million were $14.8 million, or 43.9% higher than for the nine months ended June 30, 1995. Approximately 81.0% or $7.6 million and 75.7% or $11.2 million of the increase in the net sales for the quarter ended June 30, 1996 and the nine months ended June 30, 1996, respectively, is attributable to the 3 store locations acquired late in the 1995 calendar year. During the quarter ended June 30, 1996, the Company also participated in 22 boat shows in 4 states at the parking lots of Sams Wholesale Club, Wal Mart and K Mart store locations. These parking lot shows generated approximately $1.7 million or 18.1% and $2.4 million or 16.2%, of the increase in net sales for the quarter and the nine months ended June 30, 1996, respectively. Net sales from comparable stores increased 12.1% for the quarter ended June 30, 1996 and 4.2% for the nine months ended June 30, 1996. The calculation for comparable store sales includes 5 stores for the quarter and 4 stores for the nine months ended June 30, 1996, respectively. Net sales also benefitted from the actual and percentage increase of sales related to parts/accessories, used boats and finance and insurance products.

The gross profit margin was 25.0% for the quarter ended June 30, 1996 which reflects a decline from the 25.2% level for the same quarter last year. The reduced gross profit margin for the third quarter was primarily related to the sales from parking lot shows which have somewhat lower profit margins (several basis points) due to certain promotional enticements (such as $250-$500 in free accessories) pre-arranged with the retailers hosting the show as a condition to holding the parking lot shows. However, for the nine months ended June 30, 1996, the gross profit margin was 25.14% which reflected an increase from 23.98% for the same period last year.

Selling, general and administrative expenses as a percent of net sales were 14.2% for the quarter ended June 30, 1996 as compared to 13.8% for the same quarter last year. For the nine months ended June 30, 1996 and 1995, selling, general and administrative expenses were 16.7% and 16.5%, respectively, of net sales. The increases have been primarily attributable to increased expenses associated with the operation of a larger store network.

Depreciation and amortization expenses increased in the quarter and for the nine months ended June 30,1996, primarily as a result of the expenses attributable to the acquisitions which occurred in late calendar year 1995 as well as the newly constructed superstore facility in Dallas, Texas.

Interest expense, as a percent of net sales, increased to 1.60% for the quarter ended June 30, 1996 compared to 1.55% for the same quarter last year. For the nine months ended June 30, 1996 interest expense, as a percent of net sales, increased to 2.25% from 1.88% in the same period of last year. The increased interest expense reflects costs associated with higher inventory levels to support growth in net sales as well as the interest related to the indebtedness incurred in the acquisition of 3 store locations in calendar year 1995.

Net income increased 35.4% in the quarter ended June 30, 1996 to $1.4 million, up approximately $370 thousand over the same quarter last year. For the nine months ended June 30, 1996, net income of $1.7 million was $515 thousand, or 45.0% higher than the same period of last year. The improved net income has been the result of the Company generating higher net sales levels while attaining higher gross profit margins and containing selling, general and administrative expenses.

Liquidity and Capital Resources
- -------------------------------

The Company's primary sources of capital have been income from operations and bank borrowings. During the nine months ended June 30, 1996, higher net income was offset by increases in accounts receivable and inventories, both of which are attributable to the Company's growth in net sales.

In late June 1996, the Company completed an initial public offering of 1,312,500 shares of common stock at $9.00 per share. Net proceeds of approximately $10.3 million are reflected in the receivable category "Amount due from underwriters" as the proceeds were not received until July 3, 1996. The bank overdraft of $599 thousand at June 30, 1996 was primarily the result of the Company beginning the repayment of short term debt in anticipation of the forthcoming IPO proceeds. The Company, as stated in the Prospectus dated June 27, 1996, plans to use the net proceeds to reduce approximately $1.0 million in long term debt and the remainder to reduce short term revolving debt. The Company plans to use reborrowings under its revolving lines of credit for general corporate purposes, including working capital, expansion into new markets and for the financing of possible acquisitions.

As of June 30, 1996 (prior to receipt of the IPO proceeds), the Company had borrowings of $17.5 million under its revolving and other short term lines of credit at rates ranging to prime plus .50% (8.75% at June 30, 1996) with banks and finance companies. The various lines of credit contain certain financial covenants and other restrictions.

Travis Boats' primary capital requirements are related to expenditures for new stores, including acquisition expenses, remodeling and leasehold improvement cost, fixtures, and merchandise inventories. Through the remainder of fiscal 1996 (September 30, 1996) the Company does not anticipate significant capital expenditures or new store acquisitions. The Company plans to acquire 3 to 5 additional stores and to remodel certain store locations during the first quarter of fiscal 1997 which will require total aggregate capital expenditures (net of payables) of approximately $2.2 million. Although the Company has no current commitments with respect to the acquisition of any entity, the Company in the ordinary course of business, is in ongoing discussions with numerous other boat dealers. Management believes that cash flows from operations, cash on hand, bank financing through its lines of credit and proceeds from the IPO will be adequate to fund its anticipated needs through at least the end of fiscal 1997.

Seasonality
- -----------

The Company's business, as well as the entire recreational boating industry, is highly seasonal. Strong sales typically begin in January with the onset of the public boat and recreation shows, and continue through July. During the twelve month period ended September 30, 1995, approximately 68.0% of the Company's net sales and an even higher percentage of net income occurred, collectively, during the three month periods ended March 30 and June 30. These quarters represent the peak recreational boating periods in most of the Company's existing market areas.

Cautionary Statement for purposes of the Safe Harbor Provisions of the Private
- ------------------------------------------------------------------------------
Securities Litigation Reform Act of 1995.
- -----------------------------------------

The statements in this filing or in documents incorporated by reference herein that relate to future plans, events, expectation, objectives or performances (or assumptions underlying such matters) are forward-looking statements that involve a number of risks or uncertainties.

Factors which may influence the Company's financial results include the impact of seasonality and weather, general economic conditions and the level of discretionary consumer spending, the identification of new markets and the Company's ability to integrate new stores and personnel into existing operations. These and numerous other risk factors were identified in the Prospectus dated June 27, 1996, filed in connection with the Company's initial public offering.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

(a) Exhibits

    27           Financial Data Schedule

(b) Reports on Form 8-K

      No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:    August 13, 1996           TRAVIS BOATS & MOTORS, INC.


                               By:_________________________________
                               Mark T. Walton
                               President and Chairman of the Board


                               By:_________________________________
                               Michael B. Perrine
                               Chief Financial Officer, Treasurer and Secretary