Form 10-K
period 1996-09-30
TRAVIS BOATS & MOTORS INC
filed 1996-12-31
CIK 1012734

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                 For the Fiscal Year Ended September 30, 1996

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-20757

                               ----------------

                          TRAVIS BOATS & MOTORS, INC.
            (Exact name of registrant as specified in its charter)

                TEXAS                                  74-2024798
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                Indentification Number)


                   13045 RESEARCH BLVD., AUSTIN, TEXAS 78750
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (512) 250-8103
       Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.01 PAR VALUE
                               (Title of class)

                               ----------------


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitve proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of December 23, 1996, (based upon the last reported price of $13.00 per share) was approximately $29,654,989 on such date.

  The number of shares of the issuer's Common Stock, par value $.01 per share, outstanding as of December 23, 1996 was 4,136,506 of which 2,281,153 shares were held by non-affiliates.

  Documents Incorporated by reference: Portions of Registrant's Proxy Statement relating to the 1997 Annual Meeting of Stockholders to be held in March 1997, have been incorporated by reference herein (Part III).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

           TRAVIS BOATS & MOTORS, INC. AND CONSOLIDATED SUBSIDIARIES

                                   FORM 10--K

                               TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                   ----
RISK FACTORS.......................................................................................   1

                                                   PART I
Item 1.   Business.................................................................................   6
Item 2.   Properties...............................................................................  10
Item 3.   Legal Proceedings........................................................................  10
Item 4.   Submission of Matters to a Vote of Security Holders......................................  10

                                                   PART II

Item 5.   Market for Registrant's Common Stock and Related Shareholder Matters.....................  11
Item 6.   Selected Financial Data..................................................................  12
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations....  13
Item 8.   Financial Statements.....................................................................  19
Item 9.   Changes in and Disagreements with Accountants and Financial Disclosure...................  19

                                                  PART III

Item 10.  Directors and Executive Officers.........................................................  20
Item 11.  Executive Compensation...................................................................  20
Item 12.  Security Ownership of Certain Beneficial Owners and Management...........................  20
Item 13.  Certain Relationships and Related Transactions...........................................  20

                                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................  21
          Index to Consolidated Financial Statements...............................................  21

                                 RISK FACTORS

  This 10K Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the factors set forth below, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and those discussed elsewhere in this 10K Report.

  Impact of Seasonality and Weather on Operations. The Company's business, as well as the entire recreational boating industry, is highly seasonal. Strong sales typically begin in January with the onset of the public boat and recreation shows, and continue through July. Over the previous six-year period, the average net sales for the quarterly periods ended March 31 and June 30 represented in excess of 27% and 37%, respectively, of the Company's average annual net sales. If, for any reason, the Company's sales were to be substantially below those normally expected during these periods, the Company's business, financial condition and results of operations would be materially and adversely affected. The Company generally realizes significantly lower sales in the quarterly period ending December 31, resulting in operating losses during that quarter.

  The Company's business is also significantly affected by weather patterns which may adversely impact the Company's operating results. For example, drought conditions or merely reduced rainfall levels, as well as excessive rain, may force area lakes to close or render boating dangerous or inconvenient, thereby curtailing customer demand for the Company's products. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in certain locations. Although the Company's geographic expansion has reduced, and is expected to continue to reduce, the overall impact on the Company of adverse weather conditions in any one market area, such conditions will continue to represent potential, material adverse risks to the Company and its future financial performance. Due to the foregoing factors, among others, the Company's operating results in some future quarters may be below the expectations of stock market analysts and investors. In such event, there could be an immediate and significant adverse effect on the trading price of the Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Impact of General Economic Conditions and Discretionary Consumer
Spending. The Company's operations are dependent upon a number of factors relating to or affecting consumer spending. The Company's operations may be adversely affected by unfavorable local, regional or national economic developments or uncertainties regarding future economic prospects that reduce consumer spending in the markets served by the Company's stores. Consumer spending on non-essential goods such as recreational boats can also be adversely affected due to declines in consumer confidence levels, even if prevailing economic conditions are positive. In an economic downturn, consumer discretionary spending levels are also reduced, often resulting in disproportionately large declines in the sale of high-dollar items such as recreational boats. For example, during the Company's 1988-1990 fiscal years, the Texas economy was severely depressed due to declines in the financial, oil and gas and real estate markets. While the Company remained profitable during these periods, its operating performance declined. There can be no assurance that a similar economic downturn might not recur in Texas or any other market or that the Company could remain profitable during any such period. In fact, the State of Texas and other southern states have recently experienced severe drought conditions which, in addition to causing potential restrictions on boating activities on certain area lakes, are expected to materially and adversely impact the regional economies of the affected states. There can be no assurance that these drought conditions in the regional markets served by the Company will not have a material adverse effect on the operations of certain of the Company's locations and, accordingly, the Company's business, financial condition and results of operations. Similarly, rising interest rates could have a negative impact on consumers' ability or willingness to obtain financing from third-party lenders, which could also adversely affect the ability of the Company to sell its products. Changes in federal and state tax laws including, without limitation, the imposition or proposed adoption of luxury or similar taxes on certain consumer products, also influence consumers' decision to purchase products offered by the Company and could have a negative effect on the Company's sales. Local influences such as corporate downsizing, military base closings and the Mexican peso devaluation have adversely affected and may continue to influence the Company's operations in certain markets.

  Dependence Upon Expansion. A significant portion of the Company's growth has resulted from, and will continue to be increasingly dependent upon, the addition of new stores and continued sales and profitability from existing stores. Since October 1991, at which time the Company operated five stores in Texas, the Company has opened or acquired ten new store locations in Texas, Arkansas, Louisiana, Alabama and Tennessee. During the time period of fiscal 1991 through fiscal 1996, these new stores collectively accounted for approximately 40.2% of the Company's aggregate net sales and approximately 47.7% of aggregate pre-tax income. Comparable store sales increased 12.2% for the twelve months ended September 30, 1995 and 4.3% in fiscal 1996. Recent rates of comparable store sales and net income growth are not necessarily indicative of the comparable store performance that may be achieved by the Company in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Company intends to continue to pursue a strategy of growth into new markets through acquiring existing boat retailers, converting compatible facilities to Travis Boating Centers and building new store facilities. Accomplishing these goals for expansion will depend upon a number of general factors, including the identification of new markets in which the Company can obtain approval to sell its existing or substantially similar product lines, the Company's financial capabilities, the hiring, training and retention of qualified personnel and the timely integration of new stores into existing operations. The acquisition strategy will further depend upon the Company's ability to locate suitable acquisition candidates at a reasonable cost and to dispose, timely and effectively, of the acquired entity's remaining inventory, as well as the ability of the Company to sell its Travis Edition product line to the customer base of the previous owner. There can be no assurance that the Company can identify suitable acquisition candidates or complete acquisitions on terms and conditions favorable to the Company.

  The strategy of growth through conversion of compatible facilities to Travis Boating Centers or the construction of new Travis Boating Centers will further depend upon the Company's ability (i) to locate and construct suitable facilities at a reasonable cost in those new markets in which the Company believes it can obtain adequate market penetration at standard operating margins without the acquisition of an existing dealer, (ii) to obtain the reliable data necessary to determine the size and product preferences of such potential markets and (iii) to introduce successfully its Travis Edition line. There can be no assurance that the Company will be able to open and operate new stores on a timely or profitable basis. Moreover, the costs associated with opening such stores may adversely affect the Company's profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Management of Growth. The Company has undergone a period of rapid growth. Management has expended and expects to continue to expend significant time and effort in acquiring and opening new stores. There can be no assurance that the Company's systems, procedures and controls will be adequate to support the Company's expanding operations. The inability of the Company to manage its growth properly could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company has recently deployed a new management information system to improve its ability to monitor and manage its geographically dispersed stores. This system is operational in each of the Company's 15 stores. There can be no assurance that the system will function as planned or that the system can be integrated smoothly with new store openings and acquisitions.

  The Company's planned growth will also impose significant added responsibilities on members of senior management, including the need to identify, recruit and integrate new senior level managers, and the ability to maintain or expand Travis Edition's and Travis Boating Center's successful appeal to consumers. There is no assurance that any additions to management can be readily and successfully achieved or that the Company will be able to continue to grow its business.

  Reliance on Manufacturers and Other Key Vendors. The Company's success is dependent upon its relationship with, and favorable pricing arrangements from, a limited number of major manufacturers. In the event these arrangements were to change or terminate for any reason, including changes in competitive, regulatory or marketing practices, the Company's business, financial condition and results of operations could be adversely affected.

  As is typical in the industry, the Company deals with each of its manufacturers pursuant to an annually renewable, non-exclusive, dealer agreement that does not contain any contractual provisions concerning product pricing or required purchasing levels. Pricing is generally established on a model year basis, but is subject to change at the manufacturer's sole discretion.

  The Company purchased 100% of its new outboard motors in 1995 and 1996 from Outboard Marine Corporation ("OMC"), the manufacturer of Johnson outboard motors. Unlike the Company's other dealer agreements, the Company's agreement with OMC is multi-year in nature. This agreement, which is in the second of three years, sets forth an established discount level from the then prevailing dealer net price over the entire term of the agreement. This dealer agreement may be canceled by either party if the volume of product purchased or available to be purchased is not maintained at pre-established levels. If the Company's contract with OMC were canceled or modified, it could have a material adverse effect on the Company's business, financial condition and results of operations.

  Approximately 22.7% of the Company's net purchases in fiscal 1996 were from a single boat supplier. The Company also currently purchases a high percentage of the annual production of a limited number of boat manufacturers. To ensure adequate inventory levels to support the Company's expansion, it may be necessary for such manufacturers to increase production levels or allocate a greater percentage of their production to the Company. In the event that the operations of the Company's manufacturers were interrupted or discontinued, the Company could experience temporary inventory shortfalls, or disruptions or delays with respect to any unfilled purchase orders then outstanding. Although the Company believes that adequate alternate sources would be available that could replace a manufacturer as a product resource, there can be no assurance that such alternate sources will be available at the time of any such interruption or that alternative products will be available at comparable quality and prices. The unanticipated failure of any manufacturer or supplier to meet the Company's requirements with regard to volume or design specifications, the Company's inability to locate acceptable alternative manufacturers or suppliers, the Company's failure to have dealer agreements renewed or to meet certain volume requirements with regard to purchasing, or any substantial increase in the manufacturer's pricing to the Company, could have a material adverse effect on the Company's business, financial condition and results of operations.

  Limitations to Market Entry. Under certain of its dealer agreements, the Company must obtain permission from its manufacturers to sell products in new markets. While the Company has received permission to sell Johnson motors and various boat lines in its immediate expansion markets, manufacturers have not granted such permission to the Company in each of its broader target markets. While the Company believes it can sell products of other manufacturers in new markets, there can be no assurance that all of the Company's current manufacturers will grant permission for the Company to sell in new markets, or if unable to obtain such permission, that the Company can obtain suitable alternative sources of supply.

  Unlike other states the Company has targeted for expansion, the State of Oklahoma has had restrictions on the location of competing marine dealers that limit the ability of new entrants in the retail boat industry to compete in Oklahoma. There can be no assurance that other states will not pass similar or other restrictions limiting new competition.

  Income from Financing, Insurance and Extended Service Contracts. A substantial portion of the Company's income results from the origination and placement of customer financing and the sale of insurance products and extended service contracts (collectively, "F&I Products"), the most significant component of which is the income resulting from the Company's origination of customer financing. For example, during fiscal 1996, F&I Products accounted for approximately 4.2% of net sales and approximately 16.5% of gross profit. The Company's lenders may choose to pursue this business directly, rather than through intermediaries such as the

Company. Moreover, lenders may impose terms in their boat financing arrangements with the Company that may be materially unfavorable to the Company or its customers. For these and other reasons, the Company could experience a significant reduction in income resulting from reduced demand for its customer financing programs. In addition, if profit margins are reduced on sales of F&I Products, or if these products are no longer available, it would have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, under optional extended service contracts with customers, the Company may experience significant breach of warranty claims that may, in the aggregate, be material to the Company's business.

  Availability of Financing. The Company currently has significant floor plan and other inventory lines of credit from financial institutions and other lenders, which the Company believes reflect competitive terms and conditions. While the Company believes it will continue to obtain comparable financing from these or other lenders, there can be no assurance that such financing will be available to the Company. The failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on the business, financial condition and results of operations of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

  Dependence on Key Personnel. The Company believes its success depends, in large part, upon the continued services of key management personnel, including Mark T. Walton, Chairman of the Board and President; Ronnie L. Spradling, Executive Vice President--New Store Development; and Michael B. Perrine, Chief Financial Officer, Secretary and Treasurer; and other key employees. Although the Company has employment agreements through TBC Management, Ltd. (an affiliated partnership of the Company) with each of Messrs. Walton, Spradling and Perrine expiring in June 1999, the loss of any of these individuals could materially and adversely affect the Company, including its business expansion plans. The Company maintains and is the beneficiary of key-man life insurance policies on Messrs. Walton and Perrine in the amount of $1.0 million each, and on Mr. Spradling in the amount of $500,000.

  Product and Service Liability Risks. Products sold or serviced by the Company may expose it to potential liability for personal injury or property damage claims relating to the use of those products. Additionally, as a result of the Company's activities in custom packaging its Travis Edition lines, the Company may be included as a defendant in product liability claims relating to defects in manufacture or design. Historically, the resolution of product liability claims has not materially affected the Company's business. The Company generally requires manufacturers from which it purchases products to supply proof of product liability insurance. Although the Company maintains third-party product liability insurance that it believes to be adequate, there can be no assurance that the Company will not experience legal claims in excess of its insurance coverage, or claims that are ultimately not covered by insurance. Furthermore, if any significant claims are made against the Company, the Company's business, financial condition and results of operations may be adversely affected by related negative publicity.

  Control by Officers and Directors. The executive officers and directors of the Company own approximately 50.9% of the issued and outstanding shares of the Company's Common Stock. As a result of such ownership, such officers and directors will have the power effectively to control the Company, including the election of directors, the determination of matters requiring stockholder approval and other matters pertaining to corporate governance.

  Volatility of Stock Price. Prior to the Company's initial public offering in June 1996, there was no public trading market for the Company's Common Stock. There can be no assurance of an ongoing active trading market or that the market price of the Common Stock will not decline. It is anticipated that there will be limited float in the market due to the relatively low number of shares owned by the public and consequently, fluctuations in the market price for the Common Stock could be significant. Recent market conditions for newly public companies, as well as the Company's quarterly variations in operating results due to seasonality and other factors, are likely to result in significant fluctuations in the market price for the Common Stock. Future announcements concerning the Company or its competitors, including government regulations, litigation or changes in earnings estimates or descriptive materials published by analysts, may also cause the market price of the Common Stock to fluctuate substantially. These fluctuations, as well as general economic, political and market conditions, such as recessions, may adversely affect the market price of the Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Shares Eligible for Future Sale. Sales of substantial amounts of the Company's Common Stock in the public market, or the perception that such sales may occur, could have a material adverse effect on the market price of the Common Stock. The Company, its officers and directors and certain stockholders, hold, in the aggregate, 2,683,506 shares of Common Stock. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Common Stock prevailing from time to time.

  Anti-takeover Effect of Articles and Bylaw Provisions. The Company's Articles of Incorporation provide that up to 1,000,000 shares of preferred stock may be issued by the Company from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions granted to and imposed upon any unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any such series, without any vote or action by the Company's stockholders. The Board of Directors may authorize and issue preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of Common Stock. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. The Company's Articles of Incorporation also allow the Board of Directors to fix the number of directors in the Bylaws with no minimum or maximum number of directors required. The Company's Bylaws currently provide that the Board of Directors shall be divided into three classes of two or three directors each, with each class elected for three-year terms expiring in successive years. The effect of these provisions may be to delay or prevent a tender offer or takeover attempt that a stockholder might consider to be in the stockholder's best interest, including attempts that might result in a premium over the market price for the shares held by the stockholders.

                                    PART I

  Other than statements of historical fact, all statements contained in this 10-K Report, including statements in "Item 1. Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain forward-looking statements. Forward-looking statements in this 10-K Report generally are accompanied by words such as "anticipate," "believe," "estimate," "project," "of the opinion that," "expect" or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations are accurate. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include the risks described under "Risk Factors." All forward-looking statements in this Prospectus are expressly qualified in their entirety by the cautionary statements in this paragraph.

ITEM 1. BUSINESS

 General

  Travis Boats & Motors, Inc. ("Travis Boats" or the "Company") is a leading multi-state superstore retailer of recreational boats, motors, trailers and related marine accessories in the southern United States. The Company, which currently operates 15 superstores under the name Travis Boating Center in Texas, Arkansas, Louisiana, Alabama and Tennessee, differentiates itself from competitors by providing customers a unique superstore shopping experience that showcases a broad selection of high quality boats, motors, trailers and related marine accessories at firm, clearly posted low prices. Each superstore also offers complete customer service and support, including in-house financing programs and full-service repair facilities staffed by factory-trained mechanics.

 History

  Travis Boats was incorporated as a Texas corporation in 1979. As used herein and unless otherwise required by the context, the terms "Travis Boats" and the "Company" shall mean Travis Boats & Motors, Inc. and its direct and indirect subsidiaries.

  Since its founding as a single retail store in Austin, Texas, the Company has grown both through acquisitions and the establishment of new store locations. During the 1980's, the Company expanded into San Antonio, Texas with the construction of a new store facility. The Company subsequently made acquisitions of boat retailers operating within the Texas markets of Midland, Dallas and Abilene. It was during this initial period of expansion that the Company began developing the systems necessary to manage a multi-store operation and leveraging the economies of scale associated with volume purchasing. The Company's success in these areas led to the proprietary Travis Edition packaging concept and the Company's pricing philosophy. Since 1991, Travis Boats has opened or acquired (through asset purchases) ten additional store locations: Texas (3), Arkansas (2), Louisiana (2), Alabama (2) and Tennessee (1).

  Included in the new store acquisitions are the following transactions:

  Effective September 20, 1995, the Company acquired substantially all of the assets of Red River Marine, Inc. ("Red River Marine"). Red River Marine, a leading boat retailer in Arkansas, operates stores in the resort communities of Hot Springs and Heber Springs.

  Effective December 1, 1995, the Company acquired substantially all of the assets of Clay's Boats & Motors, Inc., the operator of a single store location in New Iberia, Louisiana.

  Subsequent to September 30, 1996, the Company has completed the acquisition of two corporations operating three retail boating store locations. Effective October 3, 1996, the Company acquired substantially all of the assets of North Alabama Watersports, the operator of a single store location in Florence, Alabama.

  Effective November 1, 1996, the Company acquired substantially all of the assets of Tri-Lakes Marine, Inc., which operates store locations in Winchester, Tennessee and Huntsville, Alabama

  The Company sells approximately 40 different models of brand-name fishing, water-skiing and general recreational boats, along with motors, trailers, accessories and related equipment. Personal watercraft, off-shore fishing boats and cabin cruisers are also offered for sale at selected store locations. Substantially all of the boats sold range in size from 16 to 23 feet at prices ranging from $7,500 to $23,000 with gross profit margins between approximately 21% and 23%. Approximately 6% of new boat sales are personal watercraft with retail prices generally ranging from $5,000 to $8,000 and 3% of new boat sales are cruisers ranging in price from $30,000 to $100,000. The Company custom designs and pre-packages combinations of popular brand-name boats, such as Aquasport, Cajun and Larson, with Johnson outboard and other motors, trailers and numerous accessories, under its proprietary Travis Edition product line. These signature Travis Edition packages, which account for the vast majority of total new boat sales, have been designed and developed in coordination with the manufacturers and often include distinguishing features and accessories that have historically been unavailable to, or listed as optional by, many competitors. These factors enable the Company to provide the customer with an exceptional product that is conveniently packaged for immediate enjoyment and competitively priced.

  The Company believes that it offers a selection of boat, motor and trailer packages that fall within the price range of the majority of all boats, motors and trailers sold in the United States. The Company's product line generally consists of boat packages priced from $7,500-$23,000 with approximate even distribution within this price range. Management believes that by combining flexible financing arrangements with an even distribution of products through a broad price range, the Company is able to offer boat packages to customers with different purchasing budgets and varying income levels.

  Effective September 30, 1995, the Company elected to change its fiscal year end from December 31 to September 30. This change was made to establish a fiscal year that more closely conforms to the business cycle of the Company.

 Business Strategy

  Management of the Company believes it is the first to have developed a multi-state, chain superstore merchandising strategy in the recreational boating business. The Company's objective is to become the dominant retailer of recreational boats, motors, trailers and marine accessories in the southern United States. Management's merchandising strategy is based on providing customers with a comprehensive selection of quality, brand name boats and boating products in a comfortable superstore environment. The Company intends to continue to build brand identity by placing the Travis Edition name on complete boating packages. Travis Boats has developed and implemented a business strategy designed to increase its market penetration within both existing and new market areas through a variety of advertising and promotional events. The Company intends to emphasize the following key elements of its business strategy:

  Travis Boating Center superstore. Travis Boating Center superstores have a distinctive and stylish trade dress accented with deep blue awnings, a nautical neon building decoration, expansive glass storefronts and brightly lit interiors. The stores range in size from 6,000 to 33,200 square feet and average approximately 21,000 square feet. Each superstore presents customers with a broad array of boats and over 9,000 parts and accessories in a clean, well-stocked, air-conditioned shopping environment. All boats are typically displayed fully rigged with motor, trailer and a complete accessory package, giving a "ready to take home" impression. Professionally-trained mechanics operate service bays, providing customers with quality and reliable maintenance and repair service.

  Travis Edition concept. The Company uses extensive market research, combined with the design resources of its manufacturers, to develop custom Travis Edition boating packages. The Company's significant purchasing power and consequent ability to coordinate designs with manufacturers have enabled the Company to obtain products directly from the factory at the lowest prices, with favorable delivery schedules and with distinguishing features and accessories that have historically been unavailable to, or listed as optional by, many competitors. The Company can also add certain additional features after receipt of the product to enhance the Company's Travis Edition packages. Each Travis Edition is a complete, full-feature package, including the boat, motor, trailer and numerous additional accessories and design features often not found on competitors' products, thus providing customers with superior value. These features often include enhanced styling such as additional exterior colors, complete instrumentation in dashboards, transoms warrantied for life, canopy tops, trolling motors, upgraded interiors with stereos, wood grain dashboards, in-dash depth finders, stainless steel motor propellers and enhanced hull design not available on other models. In addition, Travis Edition boats are identified by the Company's attractive private label logo as well as the respective manufacturer's logo.

  Unlike most recreational boat dealers, the Company establishes firm prices on its Travis Edition packages and generally maintains such prices for an entire season. Prices are advertised and clearly posted so that the customer receives the same price at any Travis Boating Center. The Company's selling philosophy eliminates customer anxiety associated with bargaining or negotiation and results in a price at or below prices generally available from competitors. The Company believes this pricing strategy and low-pressure sales style provide the customer with the comfort and confidence of having received a better boat with more features at a lower price. In the Company's view, this approach has promoted good customer relationships and enhanced the Company's reputation in the industry as a leading provider of quality and value.

  Boat Show Participation. The Company also participates in boat shows, typically held in January through March, in each of its markets and in certain markets of close proximity. These shows are normally held at convention centers, with all area dealers purchasing space to display their respective product offerings. Boat shows and other offsite promotions generate a significant amount of interest in products and often have an immediate impact on sales at a nominal incremental cost. Although total boat show sales are difficult to assess, management attributes a significant portion of second quarter net sales to such shows.

  F&I Products. In the Company's efforts to maintain customer service and support for customers purchasing its Travis Edition boat packages it also offers customers the ability to purchase extended service contracts and insurance coverages, including credit life and accident/disability coverages (collectively "F&I Products"). The Company also offers to assist the customer obtain financing for their boat purchase through a diversified group of financial institutions with which the Company maintains financing agreements. The Company earns commissions on these F&I Products based upon the Company's mark up over the cost of these products. These F&I Products account for a substantial portion of the Company's income, the most significant component of which is the income resulting from the Company's origination of customer financing.

 Operations

  Purchasing. The Company is the largest volume buyer in the United States of Johnson outboard motors from Outboard Marine Corporation ("OMC") and is the largest domestic volume buyer of boats from substantially all of the boat manufacturers it represents. As a result, the Company has significant access to the manufacturers and substantial input into the design process for the new boats that are introduced to the market each year by such manufacturers. In addition, the Company has designed and developed, in coordination with its manufacturers, signature Travis Edition boating packages which account for the vast majority of its total new boat sales. The Company's purchasing power allows it to purchase boats that are pre-rigged for the Company's Travis Edition lines. Approximately 20.1% and 22.7% of the Company's net purchases in fiscal 1995 and 1996, respectively, were from GenMar Industries which manufactures the AquaSport, Cajun and Larson boat lines.

  The Company typically deals with each of its manufacturers pursuant to an annually renewable, non-exclusive dealer agreement which does not contain any contractual provisions concerning product pricing or purchasing levels. Pricing is generally established on an annual basis, but may be changed at the manufacturer's sole discretion. The Company's agreement with OMC, unlike its other dealer agreements, is multi-year in nature. This agreement, which is in the second of three years, sets forth an established discount level from the then prevailing OMC dealer net price over the entire term of the agreement. This dealer agreement may be canceled by either party if volume of product purchased or available to be purchased is not maintained at pre-established levels. OMC supplied products that represented approximately $11.0 million, or 34.5% and $20.3 million, or 38.7%, of the Company's net purchases during fiscal 1995 and 1996, respectively.

  Pursuant to its arrangements with certain manufacturers, the Company's right to display some product lines in certain markets may be restricted.

  Floor plan financing. The Company acquires a substantial portion of its inventory through floor plan financing agreements. Inventory is generally purchased under floor plan lines of credit (secured by such inventory) maintained with third party finance companies and/or commercial banks, depending upon the type of product purchased. The finance companies maintain relationships with certain manufacturers that allow the Company to obtain several months of interest-free financing, generally from August of one year through May of the following year. Management believes that these financing arrangements are standard within the industry. As of September 30, 1996, the Company and its subsidiaries owed an aggregate of approximately $3.5 million pursuant to the floor plan financing agreements.

  Competition. The Company operates in a highly competitive environment. In addition to facing competition generally from businesses seeking to attract discretionary spending dollars, the recreational boat industry itself is highly fragmented, resulting in intense competition for customers, access to quality products, access to boat show space in new markets and suitable store locations. The Company relies heavily on boat shows to generate sales. If the Company is impeded in its ability to participate in boat shows in its existing or targeted markets, it could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company competes primarily with single location boat dealers and, to a lesser degree, with national specialty marine stores, catalog retailers, sporting goods stores and mass merchants, particularly with respect to parts and accessories. Dealer competition continues to increase based on the quality of available products, the price and value of the products and attention to customer service. There is significant competition both within markets currently being served by the Company and in new markets into which the Company plans to enter. The Company competes in each of its markets with retailers of brands of boats and motors not sold by the Company in that market. Management believes that a trend in the industry is for manufacturers to include more features as standard equipment on boats and for dealers to offer packages comparable to those offered by the Company as its Travis Edition lines. In addition, several of the Company's competitors, especially those selling boating accessories, are large national or regional chains that have substantially greater financial, marketing and other resources than the Company. There can be no assurance that the Company will be able to compete successfully in the retail marine industry in the future.

  Impact of Environmental and Other Regulatory Issues. On October 31, 1994, the U.S. Environmental Protection Agency ("EPA") announced proposed emissions regulations for outboard marine motors. The proposed regulations would require a 75% average reduction in hydrocarbon emissions for outboard motors and set standards for carbon monoxide and nitrogen oxide emissions as well. Under the proposed regulations, manufacturers would begin phasing in low emission models in 1998 and have nine years to achieve full compliance. The EPA estimates that its proposed regulations, if enacted, will result in an increase in the average price of an outboard marine motor of $700 after full implementation of the regulations in the year 2006. Costs of comparable new models, if materially more expensive than previous models, or the manufacturer's inability to comply with EPA requirements, could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company, in the ordinary course of its business, is required to dispose of certain waste products that are regulated by state or federal agencies. These products include waste motor oil, tires, batteries and certain paints. It is the Company's policy to use appropriately licensed waste disposal firms to handle this refuse. If there were improper disposal of these products, it could result in potential liability for the Company. Although the Company does not own or operate any underground petroleum storage tanks, it currently maintains one above-ground tank, which is subject to registration, testing and governmental regulation.

  Additionally, certain states have required or are considering requiring a license in order to operate a recreational boat. While such licensing requirements are not expected to be unduly restrictive, regulations may discourage potential first-time buyers, thereby limiting future sales, which could have a material adverse effect on the Company's business, financial condition and results of operations.

  Trademarks and service marks. The Company does not hold any registered trade or service marks at this time but has trademark applications pending with the U.S. Patent and Trademark Office for the names "Travis Boating Center" and "Travis Edition," for its corporate logo and for the overall appearance and trade dress of its Travis Boating Centers. There can be no assurance that any of these applications will be granted. However, based on a number of years of use, the Company believes it has common law rights to these marks at least in its current market areas.

  Employees. As of September 30, 1996, the Company's staff consisted of 232 employees, 219 of whom are full time. The full-time employees include 13 in store level management and 16 in corporate administration and management. The Company is not a party to any collective bargaining agreements and is not aware of any efforts to unionize its employees. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

  The Company owns its corporate offices located in the Travis Boating Center in Austin, Texas. The Company also owns and operates Travis Boating Center locations in Abilene, Dallas, Midland and San Antonio, Texas; Baton Rouge, Louisiana; and Hot Springs, Arkansas. The remaining facilities are leased under short-term leases that generally contain multi-year renewal options. In all such cases, the Company pays a fixed rent. In substantially all of the leased locations, the Company is responsible for taxes, insurance, repairs and maintenance.

  The chart below reflects the status and approximate size of the various Travis Boating Centers operated as of November 30, 1996.

    LOCATION             SQUARE FOOTAGE* ACREAGE* OWNED OR LEASED YEAR OF MARKET ENTRY
    --------             --------------- -------- --------------- --------------------
Austin, Texas(1)........     20,000        3.5         Owned              1979
San Antonio, Texas(1)...     15,500        1.9         Owned              1982
Midland, Texas(1).......     18,750        3.8         Owned              1982
Dallas, Texas(1)........     20,000        4.2         Owned              1983
Abilene, Texas(2).......     24,250        3.7         Owned              1989
Houston, Texas(2).......     15,100        2.2        Leased              1991
Baton Rouge,
 Louisiana(2)...........     33,200        7.5         Owned              1992
Beaumont, Texas(2)......     25,500        6.5        Leased              1994
Arlington, Texas(3).....      6,000        1.0        Leased              1995
Heber Springs,
 Arkansas(4)............     26,000        9.0        Leased              1995
Hot Springs,
 Arkansas(4)............     20,510        3.0         Owned              1995
New Iberia,
 Louisiana(4)...........     24,000        3.3        Leased              1995
Florence,
 Alabama(4)(5)..........     22,500        6.0        Leased              1996
Huntsville,
 Alabama(4)(5)..........      2,000        3.0        Leased              1996
Winchester,
 Tennessee(4)(5)........     25,000        3.5        Leased              1996

--------
 * Square footage and acreage are approximate.
(1) Newly constructed store.
(2) Facility acquired and converted to superstore.
(3) Temporary facility. To be relocated.
(4) Acquired facility.
(5) Acquired subsequent to September 30, 1996.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not a party to any material legal proceedings. The Company is, however, involved in various legal proceedings arising out of its operations in the ordinary course of business. The Company believes that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on its business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended September 30, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The Company's common stock trades on the Nasdaq Stock Market under the symbol: TRVS. At December 27, 1996, the Company had 35 shareholders of record; however the Company believes its shares are beneficially owned by more than 400 shareholders. On December 23, 1996, the last reported sales price of the common stock on the NASDAQ National Market System was $13.00 per share.

  The following table sets forth for the period indicated, on a per share basis, the range of high and low sales prices for the Company's common stock as quoted by the NASDAQ. These price quotations reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions:

                                                                SALES PRICE
                                                           ---------------------
    QUARTER ENDED                                           HIGH   LOW   ENDING
    -------------                                          ------ ------ -------
   June 30, 1996.......................................... $9 1/2 $ 9.00 $ 9 1/8
   September 30, 1996..................................... $13.00 $8 1/4 $12 3/8

  The Company has never declared or paid cash dividends on its Common Stock and presently has no plans to do so. Any change in the Company's dividend policy will be at the sole discretion of the Board of Directors and will depend on the Company's profitability, financial condition, capital needs, future loan covenants, general economic conditions, future prospects and other factors deemed relevant by the Board of Directors. The Company currently intends to retain earnings for use in the operation and expansion of the Company's business and does not anticipate paying cash dividends in the foreseeable future. Certain covenants contained in the Company's loan agreements effectively restrict the payment of any dividends without the lender's prior consent.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial information should be read in conjunction with and is qualified in its entirety by reference to the consolidated financial statements of the Company and the notes thereto included elsewhere in this Form 10K:

                            FISCAL YEAR ENDED        FISCAL YEAR  TWELVE MONTHS TWELVE MONTHS  FISCAL YEAR
                             DECEMBER 31,(1)            ENDED         ENDED         ENDED         ENDED
                         -------------------------  SEPTEMBER 30, SEPTEMBER 30, DECEMBER 31,  SEPTEMBER 30,
                          1992     1993     1994       1995(1)       1995(3)       1995(2)     1996(1)(4)
                         -------  -------  -------  ------------- ------------- ------------- -------------
CONSOLIDATED STATEMENT
 OF OPERATIONS DATA:
 Net sales.............. $18,317  $25,757  $37,225     $41,442       $44,617       $45,006       $64,555
 Gross profit...........   4,193    5,946    8,734      10,306        10,815        11,254        16,483
 Selling, general and
  administrative
  expenses..............   3,293    4,496    6,333       6,353         7,526         7,904        10,857
 Operating income.......     767    1,270    2,135       3,736         3,004         3,007         5,061
 Interest expense.......     462      449      629         670           845           946         1,289
 Net income.............     255      596    1,023       2,050         1,486         1,408         2,383
 Net income per share... $  0.10  $  0.23  $  0.39     $  0.76       $  0.55       $  0.53       $  0.78
 Weighted avg. shares
  outstanding...........   2,564    2,564    2,600       2,672         2,663         2,675         3,043
STORE DATA:
 Stores open at period
  end...................       7        7        8          11            11            12            12
 Average sales per
  store(5).............. $ 3,025  $ 3,679  $ 4,653     $ 4,886       $ 5,283       $ 4,946       $ 5,617
 Percentage increase in
  comparable store
  sales(6)..............     7.4%    25.6%    28.4%        5.0%         12.2%         16.0%          4.3%

                            DECEMBER 31,
                         ------------------- SEPTEMBER 30, DECEMBER 31, SEPTEMBER 30,
                         1992   1993   1994      1995          1995         1996
                         ----- ------ ------ ------------- ------------ -------------
CONSOLIDATED BALANCE
 SHEET DATA:
 Cash and cash equiva-
  lents................. $ 104 $  139 $  259    $  996        $  673       $1,533
 Working capital........   874     11  1,866     2,808         1,855       15,263
 Total assets........... 9,727 14,088 17,434    23,357        35,590       31,350
 Short-term debt,
  including current
  maturities
  of long-term debt..... 6,798 10,608 10,977    11,443        24,776        4,661
 Long-term debt less
  current maturities.... 1,538  1,013  2,588     4,876         5,426        4,334
 Stockholders' equity...   814  1,485  2,562     4,812         4,097       18,598

--------
(1) The Company's fiscal years ended on December 31 in 1992, 1993 and 1994, and on September 30 in 1995, pursuant to a change adopted in 1995, resulting in a nine-month 1995 fiscal year. The Consolidated Statement of Operations Data for the fiscal years ended December 31, 1993 and 1994 and September 30, 1995 and 1996 has been derived from the consolidated financial statements of the Company. All other financial and store data has been derived from the Company's unaudited consolidated financial statements.
(2) Reflects inclusion of nine-month audited financial statements for the fiscal year ended September 30, 1995 and the three-month unaudited financial statements for the quarter ended December 31, 1995, in order to provide a basis for comparing 12 months of operations in 1995 to prior fiscal years.
(3) Reflects inclusion of nine-month audited financial statements for the fiscal year ended September 30, 1995 and the three-month unaudited financial statements for the quarter ended December 31, 1994, in order to provide a basis for comparing 12 months of operations in 1995 to fiscal 1996 operations.
(4) The operations of Red River Marine, Inc. acquired in September 1995 and Clay's Boats & Motors, Inc. acquired in December 1995 are included for the fiscal 1996 period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 of Notes to Consolidated Financial Statements.
(5) Includes only those stores open for the entire preceeding 12-month period.
(6) New stores or upgraded facilities are included in comparable store base at the beginning of the store's thirteenth complete month of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in the 10-K Report. The discussion in this section of the 10K Report contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, those discussed in "Risk Factors" and those discussed elsewhere in this 10K report.

 Overview

  The Company acquired substantially all of the assets of Red River Marine, Inc. ("Red River Marine") on September 20, 1995 and also acquired substantially all of the assets of Clay's Boats & Motors, Inc. on December 1, 1995. The results of Red River Marine and Clay's Boats & Motors from their respective acquisition dates through September 30, 1996 are included in the discussion below.

  Effective September 30, 1995, the Company elected to change its fiscal year end from December 31 to September 30. This change was made to establish a fiscal year that more closely conforms to the business cycle of the Company. The following discussion compares fiscal year 1996 to the 12 month period ended September 30, 1995, which reflects the inclusion of the nine-month audited consolidated financial statements for the fiscal year ended September 30, 1995 and the three-month unaudited consolidated financial statements for the quarter ended December 31, 1994 in order to provide a basis for comparing 12 months of operations.

  The following discussion also compares fiscal 1994 to calendar year 1995, which reflects the inclusion of the nine-month audited consolidated financial statements for the fiscal year ended September 30, 1995 and the three-month unaudited consolidated financial statements for the quarter ended December 31, 1995 in order to provide a basis for comparing 12 months of operations.

  The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                             FISCAL YEARS ENDED
                         --------------------------
                                                    TWELVE MONTHS TWELVE MONTHS  FISCAL YEAR
                                                        ENDED         ENDED         ENDED
                         DECEMBER 31, SEPTEMBER 30, SEPTEMBER 30, DECEMBER 31,  SEPTEMBER 30,
                             1994         1995          1995          1995          1996
                         ------------ ------------- ------------- ------------- -------------
Net sales...............    100.0%        100.0%        100.0%        100.0%        100.0%
Costs of goods sold.....     76.5          75.1          75.8          75.0          74.5
                            -----         -----         -----         -----         -----
Gross profit............     23.5          24.9          24.2          25.0          25.5
Selling, general and
 administrative
 expenses...............     17.0          15.3          16.9          17.6          16.8
Operating income........      5.7           9.0           6.7           6.7           7.8
Interest expense........      1.7           1.6           1.9           2.1           2.0
Other income............      0.2           0.3           0.0           0.0           0.0
                            -----         -----         -----         -----         -----
Income before income
 taxes..................      4.2           7.7           5.2           4.9           5.9
Income tax expense......      1.5           2.8           1.9           1.9           2.2
                            -----         -----         -----         -----         -----
Net income..............      2.7%          4.9%          3.3%          3.1%          3.7%
                            =====         =====         =====         =====         =====

RESULTS OF OPERATIONS

 Highlights

  Fiscal year 1996 was a record year for the Company, which included the following achievements compared to the 12 month period ended September 30, 1995:

  --Net sales increased 45% to $64.6 million.

  --Gross profit margins increased by 1.3% from 24.2% to 25.5%.

  --Operating income increased as a percentage of net sales by 1.1% from 6.7% to 7.8%.

  --Net income increased by 60% from $1.5 million to $2.4 million.

  --Earnings per share increased by 42% from $.55 to $.78.

FISCAL YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO THE TWELVE MONTHS ENDED SEPTEMBER 30, 1995

  Net sales. Net sales increased by 45% to $64.6 million in fiscal 1996 from $44.6 million in the twelve months ended September 30, 1995. Of this increase, $780,000 was attributable to 4.3% growth in comparable store sales (4 stores in base) and $16.6 million, or 83.0% is related to the four stores acquired or newly opened in 1995 and $2.5 million, or 12.5% is related to the four store existing store locations which relocated or upgraded facilities to meet the Company's superstore standards during fiscal 1996. General growth in overall sales volume was in part the result of growth in new boating packages introduced in fiscal 1996 and in the expanded offering of boating packages introduced in 1995 along with increased sales of parts/accessories, service labor and F&I Products. Net sales also benefitted from the Company's participation in additional season-opening boat shows and a new sales program featuring weekend sales shows in the parking lots of local Sam's Clubs or certain other large retailers. The "parking lot" program which was initiated with several shows in late 1995, expanded during fiscal 1996 to include a full-time travelling sales team and participation in approximately 35 parking lot shows (primarily during the second and third fiscal quarters) which generated net sales of approximately $2.5 million.

  Net sales from comparable stores, which had 4 stores included in the base for calculation, increased 4.3% in fiscal 1996. The Company relocated or renovated 4 stores and acquired or opened an additional 4 stores during fiscal years 1995 and 1996 rendering such locations to be excluded from the comparable store base. The Company's planned acquisition strategy and subsequent renovation of stores to superstore standards is expected to continue to negatively impact the number of stores includable in comparable store base calculations in relationship to the total number of store locations operated. See "Risk Factors--Dependence on Expansion." As such, comparable store performance is expected to remain unstable until higher percentages of the Company's stores are includable in comparable store calculations.

  Included within net sales is revenue that the Company earns related to F&I Products. The Company, through relationships with various national and local lenders, is able to place financing for its customers' boating purchases. These lenders allow the Company to "sell" the loan at a rate higher than a minimum rate established by each such lender and the Company earns fees based on the percentage increase in the loan rate over the lender's minimum rate. The Company sells these loans without recourse except that in certain instances the Company must return the fees earned if the customer repays the loan or defaults in the first 120-180 days. The Company also sells, as a broker, certain types of insurance (property/casualty, credit life, disability) and extended service contracts. The Company may also sell these products at amounts over a minimum established cost and earn income based upon the profit over the minimum established cost. Net sales attributable to F&I Products increased by 75.3% to $2.7 million in fiscal 1996 from $1.6 million in the twelve months ended September 30, 1995. This improvement was primarily due to higher net spreads achieved in the placement of customer financing, as well as overall increases in the percentage of customers buying these products (which is referred to as "sell-through"). This increase was enhanced by the Company's continued emphasis on training of F&I employees and achievement of established goals.

  Gross profit. Gross profit increased by 52.8% to $16.5 million in fiscal 1996 from $10.8 million in the twelve months ended September 30, 1995. Gross profit as a percent of sales increased to 25.5% in fiscal 1996 from 24.2% in the twelve months ended September 30, 1995. The Company generally seeks to maintain a gross profit margin of 21% to 23% on its boating packages and is able to further leverage the margin through sales of parts/accessories, service labor and F&I Products, all of which generally produce gross profit margins in excess of 25%.

  Net sales attributable to F&I Products, which have a significant impact on the gross profit margin, contributed $2.7 million, or 16.4%, of total gross profit in fiscal 1996, as compared to $1.6 million, or 14.8%, of total gross profit for the twelve months ended September 30, 1995. Net sales attributable to F&I Products are reported on a net basis and therefore all of such sales contribute directly to the Company's gross profit. The costs associated with the sale of F&I Products are included in selling, general and administrative expenses.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased by 45.3% to $10.9 million in fiscal 1996 from $7.5 million for the twelve months ended September 30, 1995. Selling, general and administrative expenses as a percent of net sales decreased to 16.8% in fiscal 1996 from 16.9% for the twelve months ended September 30, 1995. The decrease in selling, general and administrative expenses as a percent of net sales was the result of the economies of operating a larger store base and regional market presence, particularly in the leveraging of advertising, insurance, rents and depreciation/amortization expenses. In terms of dollars, the increase in selling, general and administrative expenses was primarily attributable to increased expenses associated with the operation of a larger store network, the Company's participation in additional season-opening boat shows and the expenses related to completing the implementation of the Company's management information system in all of its stores operating as of September 30, 1996. Additionally, the Company's management information system has been implemented in the three store locations acquired since September 30, 1996.

  Interest expense. Interest expense, in actual dollars, increased by 45.7% to $1.3 million in fiscal 1996 from $845,000 in the twelve months ended September 30, 1995. However, interest expense as a percent of net sales remained flat at 1.9% and 2.0% in the 1995 and 1996 periods, respectively. The Company incurred additional debt levels in the acquisition of Red River Marine and Clay's Boats & Motors as well as higher balances on the Company's floor plan lines of credit necessary to support inventory requirements for the additional stores and actual increase in net sales. Effective with the funding of the Company's Initial Public Offering in late June of

1996 and an additional 140,500 shares in the over-allotment options, the Company reduced certain revolving indebtedness and certain long term indebtedness. This reduction of debt in the Company's third and fourth fiscal quarters provided for the containment of interest expense and its percentage decrease as a percent of net sales. The Company intends to reborrow under its revolving credit lines as necessary to fund future acquisitions and to support working capital needs. See "Liquidity and Capital Resources."

  Net income. Net income increased by 60.3% to $2.4 million in fiscal 1996 from $1.5 million in the twelve months ended September 30, 1995. Net income as a percent of sales increased to 3.7% from 3.4% during the same periods. Net income attributable to F&I Products increased by 73.8% to $810,000 in fiscal 1996 from $466,000 in the twelve months ended September 30, 1995. The calculation of net income attributable to F&I Products is based on an allocation of gross profit after adjusting for costs which management believes are directly allocable to F&I Products.

CALENDAR YEAR 1995 COMPARED TO FISCAL 1994

  Net sales. Net sales increased by 21.0% to $45.0 million in calendar year 1995 from $37.2 million in fiscal 1994. Of this increase, $4.4 million was attributable to 16.0% growth in comparable store sales in calendar 1995 and $3.4 million of this increase was due to the operations of stores that were built, upgraded or acquired in 1995 and therefore were not yet includable in comparable store sales. Net sales attributable to F&I Products increased by 45% to $1.6 million in calendar 1995 from $1.1 million in fiscal 1994.

  The increase in comparable store sales was primarily the result of the Company's introduction of several new Travis Edition boat lines appealing to customer groups previously not successfully captured by the Company. These new boat lines included a line of high performance bass boats manufactured by Viper Boats, the Aquasport line of off-shore fishing boats and the Sea Ark line of aluminum fishing boats. These lines collectively accounted for $2.7 million of calendar 1995 net sales.

  Notwithstanding these increases, the rate of increase in comparable store sales in 1995 reflected diminished growth from the rates of increase for fiscal 1994 and 1993. Management attributes the substantial growth in comparable store sales during fiscal 1994 and 1993 primarily to the small number of stores includable in the comparable store base and the significant increase in the number of models of Travis Edition packages made available for sale resulting from the Company having entered into sales agreements with additional new manufacturers and through the development of additional models with existing manufacturers. While the Company expects comparable store sales growth to continue due to planned enhancements in product lines, this growth is not expected to continue at historical levels.

  Gross profit. Gross profit increased by 29.9% to $11.3 million in calendar 1995 from $8.7 million in fiscal 1994. This increase was primarily due to the increase in net sales and because gross profit as a percent of net sales increased to 25.0% from 23.5% during the period.

  Gross profit attributable to sales of F&I Products was $1.6 million, or 14.2%, of total gross profit in calendar 1995 compared to $1.1 million, or 12.6%, of total gross profit in fiscal 1994. This increase was primarily due to increased revenues from the origination and placement of customer financing, partially caused by selected lenders offering more beneficial programs.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased by approximately 25.4% to $7.9 million in calendar 1995 from $6.3 million in fiscal 1994. Selling, general and administrative expenses as a percent of net sales increased to 17.6% in calendar 1995 from 17.0% in fiscal 1994. The increase, both in terms of dollars and as a percent of net sales, was primarily the result of the increased variable expenses related to the net sales increase and, to a lesser extent, those expenses attributable to integrating the three recently acquired stores. During calendar 1995, corporate overhead expenses and store management salaries accounted for approximately $1.4 million of total selling, general and administrative expenses compared to approximately $1.1 million for fiscal 1994. The majority of Travis Boats' work force is compensated by commission; accordingly, increased sales volume leads to higher commissions and payroll taxes. Due to the significant increase in net sales, however, gross wages as a percent of net sales declined to approximately 10.0% of net sales in calendar 1995 from approximately 11.4% of net sales in fiscal 1994.

  Interest expense. Interest expense increased by approximately 50.4% to $946,000 in calendar 1995 from $629,000 in fiscal 1994. This resulted in an increase of interest expense as a percent of net sales to 2.1% in calendar 1995 from 1.7% in fiscal 1994. The increase in interest expense was primarily the result of higher balances outstanding on the Company's floor plan lines of credit to support the increased sales levels and higher effective interest rates during calendar 1995. Interest expense was also affected by the incremental interest expense associated with the indebtedness incurred in connection with the acquisition of the new stores in Arkansas and Louisiana.

  Net income. Net income increased by 40.0% to $1.4 million in calendar 1995 from $1.0 million in fiscal 1994. This increase in net income was due primarily to the increased sales volume, greater sell-through of F&I Products and improved leverage of general and administrative expenses. Net income attributable to F&I Products increased by 28% to $475,000 in calendar 1995 from $371,000 in fiscal 1994. The Company's net income as a percent of net sales increased to 3.1% in calendar 1995 from 2.7% in fiscal 1994.

 Quarterly Data and Seasonality

  The following table sets forth certain unaudited quarterly financial data for each of the Company's last eight quarters and such data expressed as a percentage of the Company's net sales for the respective quarters. The information has been derived from unaudited financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                         QUARTER ENDED
                         FISCAL   -----------------------------------------------------------------
                          YEAR        FISCAL YEAR 1995                 FISCAL YEAR 1996
                          1994    ---------------------------  ------------------------------------
                         DEC. 31  MARCH 31  JUNE 30  SEPT. 30  DEC. 31  MARCH 31  JUNE 30  SEPT. 30
                         -------  --------  -------  --------  -------  --------  -------  --------
                                                   (IN THOUSANDS)
Net sales............... $3,175   $13,452   $17,048  $10,942   $3,564   $18,453   $26,445  $16,093
Gross profit............    508     3,266     4,300    2,740      948     4,623     6,613    4,299
Selling, general and
 administrative
 expenses...............  1,173     2,044     2,347    1,962    1,551     2,751     3,767    2,788
Operating income
 (loss).................   (732)    1,152     1,883      701     (729)    1,736     2,705    1,349
Interest expense........    174       196       265      209      276       393       424      196
Net income (loss).......   (564)      662     1,046      342     (642)      885     1,416      724
Net Income per Share....   (.21)      .24       .39      .13     (.24)      .32       .52      .18
Wtd. Average Shares
 Outstanding............  2,636     2,648     2,684    2,684    2,684     2,684     2,741    4,097
                                            AS A PERCENTAGE OF NET SALES
                         --------------------------------------------------------------------------
Net sales...............  100.0%    100.0%    100.0%   100.0%   100.0%    100.0%    100.0%   100.0%
Gross profit............   16.0      24.3      25.2     25.0     26.6      25.1      25.0     26.7
Selling, general and
 administrative
 expenses...............   36.9      15.2      13.8     17.9     43.5      14.9      14.2     17.3
Operating income
 (loss).................  (23.1)      8.6      11.0      6.4    (20.5)      9.4      10.2      8.4
Interest expense........    5.5       1.5       1.6      1.9      7.7       2.1       1.6      1.2
Net income (loss).......  (17.8)      4.9       6.1      3.1    (17.9)      4.8       5.4      4.5

  The Company's business, as well as the sales demand for various types of boats, tends to be highly seasonal. Strong sales typically begin in January with the onset of the public boat and recreation shows, and continue through July. Over the previous five-year period, the average annual net sales for the quarterly periods ended March 31 and June 30 represented in excess of 27% and 37%, respectively, of the Company's annual net sales. With regard to net income, the Company historically generates profits in three of its fiscal quarters and experiences operating losses in the quarter ended December 31 due to a broad seasonal slowdown in sales. During the quarter ended September 30, inventory reaches its lowest levels and accumulated cash reserves reach the highest levels. During the quarter ended December 31, the Company generally builds inventory levels in preparation for the upcoming selling season which begins with boat and recreation shows occurring in January and February in certain market areas in which the Company conducts business. Travis Boats' operating results would be materially and adversely affected if net sales were to fall significantly below historical levels during the months of January through June.

  The Company's business is also significantly affected by weather patterns. Weather conditions that are unseasonable or unusual may adversely affect the Company's results of operations. For example, drought conditions or merely reduced rainfall levels, as well as excessive rain, may affect the Company's sale of boating packages and related products and accessories. While management believes that the Company's quarterly net sales will continue to be impacted by seasonality, quarterly results may become less susceptible to certain regional weather conditions as expansion occurs throughout the southern United States.

  Quarterly results may fluctuate as a result of the expenses associated with new store openings or acquisitions. The Company historically has attempted to concentrate expansion during the seasonal slowdown generally occurring in the quarter ending December 31. Stores opened during this time period will generate additional operating losses, at a minimum, until the second quarter. Accordingly, the results for any quarterly period may not be indicative of the expected results for any other quarterly period.

 Liquidity and Capital Resources

  The Company's short-term cash needs are primarily for working capital to support operations including inventory requirements, off-season liquidity and store expansion. These short-term cash needs have historically been financed with cash from operations and borrowings under the Company's credit facilities. At September 30, 1996, the Company had working capital of $15.3 million, including $1.3 million in accounts receivable (primarily contracts in transit from sales) and $20.6 million in inventories, offset by approximately $1.6 of accounts payable and accrued liabilities, $3.5 million outstanding under floor plan lines of credit, approximately $500,000 under open lines of credit and $1.5 million in other short-term indebtedness including current maturities of long-term debt. Contracts in transit are amounts receivable from a customer's financial institution related to that customer's purchase of a boat. As of September 30, 1996, the aggregate maximum borrowing limits under floor plan and working capital lines of credit were approximately $30.0 million and $575,000, respectively.

  Operating activities provided cash flows of $2.7 million for the fiscal year ended September 30, 1995 due primarily to net income of $2.1 million and changes in working capital. In fiscal 1996, operating activities utilized cash flows of $2.1 million due primarily to increase of $6.2 million in inventories, offset partially by unearned revenue of $1.2 million relating to a volume purchase from a manufacturer (which is not expected to occur in future periods). Of the increase in inventories, approximately $4.4 million is related to stocking of the newly acquired store locations since they are generally acquired in the off-season and have little remaining inventory to be purchased. Subsequently, the Company maintains a representative level of stocking of its Travis Edition boating packages and generally over 9,000 stock keeping units in parts/accessories.

  Financing activities in fiscal 1996 provided $4.0 million of cash flows primarily from the net proceeds of the initial public offering of $11.4 million which were offset by the prepayment of certain amounts of in long term debt and revolving credit lines. Prior to the initial public offering increases in inventories were financed with borrowings under the Company's floor plan and working capital lines of credit. Effective December 12, 1996, the Company entered into a new $15.0 million revolving line of credit agented by NationsBank of Texas, N.A. This credit facility replaces the previously existing floor plan lines of credit and revolving credit lines totalling approximately $13.8 million with Hibernia Bank and NationsBank. The line provides for borrowing pursuant to a borrowing formula based upon the certain of the Company's inventory and accounts receivable. Collateral consists of a security interest in specific inventories (and proceeds thereof), accounts receivable and contracts in transit. The line is annually renewable with the initial maturity on October 31, 1997 and pricing is at the prime rate minus .375%, with a fee of
 .125% on the unused portion to be assessed quarterly. A comprehensive loan agreement governs the line of credit. The agreement contains financial covenants regulating debt service coverages, tangible net worth, operating leverage and restrictions on dividends or distributions. As of December 24, 1996, $12,000,000 was drawn on the revolving line and management believes the Company to be in compliance with the terms and conditions of this loan agreement.

  The Company also maintains floor plan lines of credit with various finance companies totalling approximately $22 million credit limits, which generally have no stated maturity and utilize subsidies from manufacturers to provide for certain interest free periods each calendar year (usually August through May). Certain floor plan lines of credit with finance companies are governed by loan agreements containing certain financial covenants concerning, among others, minimum tangible net worth and leverage ratios. As of September 30, 1996, approximately $3.5 million was drawn under the floor plan lines and management believes the Company was in compliance with the terms and conditions of these loan agreements.

  Merchandise inventories were $14.3 million and $20.6 million as of September 30, 1995 and September 30, 1996, respectively. Accounts receivable increased by approximately $300,000 to $1.3 million at the end of fiscal 1996 from a year earlier. The receivables amount represents primarily contracts in transit generated from sales. Costs in excess of net assets acquired increased to by approximately $13,000 to $1.1 million in fiscal 1996 due to the acquisition of Clay's Boats & Motors in December 1995.

  The Company had net capital expenditures of approximately $2.8 million in the 12 months ended September 30, 1995, and approximately $1.4 million in fiscal 1996. During fiscal 1995, the Company purchased the facility previously leased in Baton Rouge, Louisiana for approximately $590,000, completed construction of the superstore in Lewisville (Dallas), Texas and acquired substantially all of the assets of Red River Marine. During fiscal 1996 the Company acquired substantially all of the assets of Clay's Boats & Motors, substantially renovated facilities in Beaumont, Houston and San Antonio to superstore standards and completed the installation of its new management information systems in its existing store locations. These capital expenditures were substantially financed with long-term debt provided by commercial banks and individuals at fixed interest rates.

  The Company's revolving credit facility, floor plan lines of credit and internally generated working capital should be sufficient to meet the Company's cash requirements in the near future.

 New Accounting Standards

  In March 1995, the Financial Accounting Standards Board (FASB) issues Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are held for disposition. The Company adopted Statement No. 121 effective October 1, 1995 No material impact to the Company's results of operations or financial position resulted from such adoption.

  In October 1995, the FASB issued statement No. 123, "Accounting for Stock-Based Compensation," which prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. The Company must adopt the provisions of Statement No. 123 during the year ended September 30, 1997. Under such provisions, the Company may elect to expense the fair value of stock-based compensation or provide pro-forma disclosures of what net income would have been had the Company adopted the new fair value method for recognition purposes. The Company continues to evaluate the provisions of Statement No. 123 and has not determined whether it will adopt the Statement for expense recognition purposes.

 Inflation

  The Company believes that inflation generally has not had a material impact on its operations or liquidity to date.

ITEM 8. FINANCIAL STATEMENTS

  For the financial statements and supplementary data required by this Item 8, see the Index to Consolidated Financial Statements and Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

  There is incorporated herein by reference that portion of the Company's proxy statement for the 1997 Annual Meeting of Stockholders which appears therein under the captions "Item 1: Election of Directors" and "Information Concerning Directors."

ITEM 11. EXECUTIVE COMPENSATION

  There is incorporated in this Item 11 by reference that portion of the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders which appears under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  There is incorporated in this Item 12 by reference that portion of the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders which appears under the caption "Securities Holdings of Principal Stockholders, Directors, Nominees and Officers."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  There is incorporated in this Item 13 by reference that portion of the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders which appears under the captions "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS

  The following consolidated financial statements of the Company are included following the Index to Consolidated Financial Statements and Schedules on page F-1 of this Report.

   Report of Ernst & Young LLP, Independent Auditors........................ F-1
   Consolidated Balance Sheets.............................................. F-2
   Consolidated Statements of Income........................................ F-3
   Consolidated Statements of Shareholder's Equity.......................... F-4
   Consolidated Statements of Cash Flows.................................... F-5
   Notes to Consolidated Financial Statements............................... F-6

(A) 2. FINANCIAL STATEMENT SCHEDULES

  All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

(A) 3. EXHIBITS

  The following Exhibits are incorporated by reference to the filing or are included following the Index to Exhibits.

ITEM 16. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

  (a) Exhibits: Except as otherwise noted, all Exhibits have been previously filed with Registrant's S-1 Dated June 1996.

    3.1     Restated Articles of Incorporation of the Registrant, as amended.
    3.2     Restated Bylaws of the Registrant, as amended.
   10.2(a)+ Agreement dated as of August 11, 1995, between the Company and
             Outboard Marine Corporation.
   10.2(b)  Dealer Agreement dated as of October 13, 1995, between the Company and Outboard Marine Corporation.
   10.3+    Dealer Agreement dated as of August 17, 1995, between the Company and Larson Boats, a division of Larson/Glastron Boats, Inc., a subsidiary of Genmar Industries, Inc.
   10.4+    Dealer Agreement dated as of August 17, 1995, between the Company and Mastercrafters Corporation.
   10.5(a)  Inventory Security Agreement and Power of Attorney dated as of
             November 30, 1993, between Bombardier Capital Inc. and the
             Company.
   10.5(b)  Inventory Security Agreement and Power of Attorney dated as of
             November 30, 1993, between Bombardier Capital Inc. and Falcon
             Marine Abilene, Inc.
   10.6(a)  Agreement for Wholesale Financing dated as of August 17, 1995, by and among Deutsche Financial Services Corporation, the Company and
             its subsidiaries; and Amendment to Agreement for Wholesale
             Financing dated as of September 22, 1995.
   10.6(b)  Agreement for Wholesale Financing dated as of August 17, 1995, between Deutsche Financial Services Corporation and Travis Boats &
             Motors Baton Rouge, Inc.
   10.7(a)  Inventory Loan Agreement dated as of September 20, 1995, between
             TBC Arkansas, Inc. and Hibernia National Bank.
   10.7(b)  Commercial Security Agreement dated September 1, 1995, between TBC
             Arkansas, Inc. and Hibernia National Bank.
   10.8(a)  Inventory Loan Agreement dated as of December 17, 1992, between
             Travis Boats & Motors Baton Rouge, Inc. and Hibernia National
             Bank; and First Amendment to Inventory Loan Agreement dated as of
             February 7, 1994.

   10.8(b) Promissory Note dated May 30, 1995, in the original principal amount of $100,000, payable by Travis Boats & Motors Baton Rouge,
             Inc. to Hibernia National Bank.
   10.8(c) Promissory Note dated May 30, 1995, in the original principal amount of $800,000, payable by Travis Boats & Motors Baton Rouge,
             Inc. to Hibernia National Bank.
   10.8(d) Promissory Note dated July 14, 1995, in the original principal amount of $480,000, payable by Travis Boats & Motors Baton Rouge,
             Inc. to Hibernia National Bank.
   10.8(e)  Business Loan Agreement dated July 14, 1995, between Travis Boats &
             Motors Baton Rouge, Inc. and Hibernia National Bank.
   10.8(f)  Commercial Security Agreement dated July 14, 1995, between Travis
             Boats & Motors Baton Rouge, Inc. and Hibernia National Bank.
   10.8(g)  Collateral Mortgage dated July 14, 1995, from Travis Boats & Motors
             Baton Rouge, Inc. to Hibernia National Bank.
   10.8(h)  Assignment of Leases and Rents dated July 14, 1995, between Travis
             Boats & Motors Baton Rouge, Inc. and Hibernia National Bank.
   10.8(i)  Pledge of Collateral Mortgage Note dated July 14, 1995, from Travis
             Boats & Motors Baton Rouge, Inc. to Hibernia National Bank.
   10.9(a) Promissory Note dated September 1, 1995, in the original principal amount of $3,000,000, payable by TBC Arkansas, Inc. to Hibernia
             National Bank.
   10.9(b) Commercial Guaranty dated September 1, 1995 by the Company in favor of Hibernia National Bank guarantying a $3,000,000 Promissory
             Note.
   10.9(c) Promissory Note dated September 1, 1995, in the original principal amount of $250,000, payable by TBC Arkansas to Hibernia National
             Bank.
   10.10(a) Amended and Restated Loan Agreement dated as of September 15, 1995, by and among NationsBank of Texas, N.A., the Company and its subsidiaries.
   10.10(b) Security Agreement dated July 31, 1995, by and among NationsBank of
             Texas, N.A., the Company and its subsidiaries.
   10.11 General Promissory Note dated August 31, 1995, in the original principal amount of $300,000, payable by the Company to Amerisure
             Property & Casualty, Ltd.
   10.12 General Promissory Note dated August 31, 1995, in the original principal amount of $100,000, payable by the Company to Capitol
             Commerce Reporter, Inc.
   10.13 General Promissory Note dated August 31, 1995, in the original principal amount of $75,000, payable by the Company to Capitol
             Commerce Reporter, Inc.
   10.14 General Promissory Note dated August 31, 1995, in the original principal amount of $150,000, payable by the Company to Joe
             Simpson and Pat Simpson.
   10.15 Asset Purchase Agreement dated as of September 20, 1995, by and among Red River Marine, Inc., Red River Marine, Inc. #2, and TBC
             Arkansas, Inc.
   10.16 Promissory Note dated September 20, 1995, in the original principal amount of $800,000, payable by TBC Arkansas, Inc. to Benny
             Hargrove.
   10.17(a) Promissory Note dated as of September 20, 1995, in the original principal amount of $462,145.53, payable by TBC Arkansas, Inc. to Red River Marine, Inc. #2.
   10.17(b) Mortgage With Power of Sale (Realty) dated September 20, 1995, from
             TBC Arkansas, Inc. to Red River Marine, Inc. #2.
   10.18 Promissory Note dated September 20, 1995, in the original principal amount of $230,177.16, payable by TBC Arkansas, Inc. to Red River
             Marine, Inc. and Red River Marine, Inc. #2.
   10.19 Promissory Note dated September 20, 1995, in the original principal amount of $108,750, payable by TBC Arkansas, Inc. to Red River
             Marine, Inc. and Red River Marine, Inc. #2.
   10.20    Travis Boats and Motors, Inc. 1995 Incentive Plan.
   10.21    Form of Amended and Restated Employment Agreement dated May 7,
             1996, between the Company and Mark T. Walton, Ronnie L. Spradling and Michael B. Perrine.
   10.22 Form of Option Agreement dated May 17, 1995, between the Company and Michael B. Perrine, Ronnie L. Spradling and Mark T. Walton.

   10.23    Form of Indemnification Agreement for Directors and Officers of the
             Company.
   10.24    Management Agreement dated December 14, 1995, by and among TBC
             Management, Ltd., the Company and its subsidiaries.
   10.25    [Intentionally left blank]
   10.26(a) First Lien Promissory Note dated September 15, 1995, in the original principal amount of $679,000, payable by Travis Snowden
             Marine, Inc. to NationsBank of Texas, N.A.
   10.26(c) First Lien Deed of Trust, Assignment, Security Agreement and
             Financing Statement dated September 15, 1995, from Travis Snowden
             Marine, Inc. to Michael F. Hord, Trustee.
   10.27(a) Second Modification and Extension Agreement dated April 26, 1994, between the Company and NationsBank of Texas, N.A.
   10.27(b) "504" Note dated April 28, 1994, in the original principal amount of $454,000, payable by the Company to Cen-Tex Certified
             Development Corporation.
   10.27(c) Deed of Trust, Assignment, Security Agreement and Financing
             Statement dated March 5, 1993, from the Company to Michael F.
             Hord, Trustee.
   10.27(d) Deed of Trust dated April 28, 1994, from the Company to Wm. H.
             Harrison, Jr., Trustee.
   10.28    Trust Agreement dated December 31, 1994, by and among Ideal
             Insurance Company, Ltd. and the Company.
      16    Letter re change in certifying accountant.

                               INDEX TO EXHIBITS

                              INSERT "E" TO COME

  No annual report or proxy material has been sent to security holders as of the date of this Form 10-K; however, the Company anticipates sending the annual report and proxy materials on or before any applicable deadlines. When such a report and proxy materials are furnished, the Registrant will furnish copies of such materials to the Commission.
--------
+ Portions of this exhibit have been omitted and are subject to an application for confidential treatment filed separately with the Commission.

  (b) Financial Statement Schedules: None.

  The following exhibits are filed herewith

   10.29(a) Revolving Credit Agreement dated as of December 12, 1996, in the original principal amount of $15,000,000 by and among the Company, its Subsidiaries and NationsBank of Texas, N.A. as agent.
   10.29(b) Commercial Security Agreement dated as of December 12, 1996 by and among the Company, its Subsidiaries and NationsBank of Texas, N.A.
             as agent
   10.29(c) Promissory Note dated as of December 12, 1996 in ane original principal amount of $9,000,000 among the Company, its subsidiaries and NationsBank of Texas, N.A., as agent
   10.29(d) Promissory Note dated as of December 12, 1996 in the koriginal principal amount of $6,000,000 among the Company, its subsidiaries and NationsBank of Texas, N.A. as agent.
   10.30    Asset Purchase Agreement dated as of November 1, 1996 between
             Travis Boating Center Tennessee, Inc. and Tri-Lakes Marine, Inc.
   10.31    Asset Purchase Agreement dated as of November 1, 1996 between
             Travis Boating Center Alabama, Inc. and Tri-Lakes Marine, Inc.
   21.1     List of Subsidiaries of Registrant.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Travis Boats & Motors, Inc.

                                                    /s/ Mark T. Walton
                                          By: _________________________________
                                                 CHAIRMAN OF THE BOARD AND
                                                         PRESIDENT
Date: December 27, 1996

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                NAME                          CAPACITY           DATE SIGNED

    /s/ Mark T. Walton                  Chairman of the          December 27,
-------------------------------------    Board, President            1996
           MARK T. WALTON                and Director
                                         (Principal
                                         Executive Officer)

    /s/ Michael B. Perrine              Chief Financial          December 27,
-------------------------------------    Officer, Secretary          1996
           MICHAEL B. PERRINE            and Treasurer
                                         (Principal
                                         Financial and
                                         Accounting Officer)

    /s/ Ronnie L. Spradling             Executive Vice           December 27,
-------------------------------------    President-New Store         1996
           RONNIE L. SPRADLING           Development and
                                         Director

    /s/ E. D. Bohls                     Director                 December 27,
-------------------------------------                                1996
           E. D. BOHLS

     /s/ Steven W. Gurasich, Jr.        Director                 December 27,
-------------------------------------                                1996
       STEVEN W. GURASICH, JR.

    /s/ Zach McClendon, Jr.             Director                 December 27,
-------------------------------------                                1996
           ZACH MCCLENDON, JR.

    /s/ Robert C. Siddons               Director                 December 27,
-------------------------------------                                1996
           ROBERT C. SIDDONS

    /s/ Joseph E. Simpson               Director                 December 27,
-------------------------------------                                1996
           JOSEPH E. SIMPSON

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Travis Boats & Motors, Inc. and Subsidiaries

  We have audited the accompanying consolidated balance sheets of Travis Boats & Motors, Inc. and Subsidiaries as of September 30, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended September 30, 1996, the nine-month period ended September 30, 1995, and the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Travis Boats & Motors, Inc. and Subsidiaries as of September 30, 1996 and 1995 and the consolidated results of their operations and their cash flows for the year ended September 30, 1996, the nine-month period ended September 30, 1995, and the year ended December 31, 1994 in conformity with generally accepted accounting principles.

November 25, 1996, except for Note 2, as to which the date is December 23,
 1996

                  TRAVIS BOATS & MOTORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                            SEPTEMBER 30
                                                       ------------------------
                                                          1996         1995
                                                       -----------  -----------
ASSETS
Current assets:
  Cash and cash equivalents..........................  $ 1,532,942  $   996,058
  Accounts receivable................................    1,330,642    1,046,717
  Prepaid expenses...................................      102,094       48,559
  Inventories........................................   20,554,166   14,270,312
  Deferred tax asset.................................      160,815      115,375
                                                       -----------  -----------
    Total current assets.............................   23,680,659   16,477,021
Property and equipment:
  Land...............................................    1,815,718    1,815,718
  Buildings and improvements.........................    4,908,861    4,183,718
  Furniture, fixture and equipment...................    1,847,086    1,351,449
                                                       -----------  -----------
                                                         8,571,665    7,350,885
  Less accumulated depreciation......................   (2,024,953)  (1,559,693)
                                                       -----------  -----------
                                                         6,546,712    5,791,192
Deferred tax asset...................................       39,187       21,300
Goodwill, net of accumulated amortization of $32,037
 in 1996 and $-0- in 1995............................      806,035      750,000
Noncompete agreement, net of accumulated amortization
 of $42,857 in 1996 and $-0- in 1995.................      257,143      300,000
Other assets.........................................       20,672       17,150
                                                       -----------  -----------
    Total assets.....................................  $31,350,408  $23,356,663
                                                       ===========  ===========
LIABILITIES
Current liabilities:
  Accounts payable...................................  $   239,852  $   461,919
  Accrued liabilities................................    1,388,810    1,188,355
  Federal income taxes payable.......................      953,523      576,157
  Unearned revenue...................................    1,174,159          --
  Current portion of notes payable and other short-
   term obligations..................................    4,661,104   11,442,625
                                                       -----------  -----------
    Total current liabilities........................    8,417,448   13,669,056
Notes payable, less current portion..................    4,334,494    4,875,745
Stockholders' equity:
  Serial preferred stock, $.01 par value, 1,000,000
   shares authorized, no shares issued or
   outstanding.......................................          --           --
  Common stock, $.01 par value, 50,000,000 shares
   authorized, 4,136,506 and 2,683,506 issued and
   outstanding at September 30, 1996 and 1995,
   respectively......................................       41,365       26,835
  Paid-in capital....................................   11,527,498      138,511
  Retained earnings..................................    7,029,603    4,646,516
                                                       -----------  -----------
    Total stockholders' equity.......................   18,598,466    4,811,862
                                                       -----------  -----------
      Total liabilities and stockholders' equity.....  $31,350,408  $23,356,663
                                                       ===========  ===========

                            See accompanying notes.

                  TRAVIS BOATS & MOTORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     NINE MONTHS
                                       YEAR ENDED       ENDED     YEAR ENDED
                                      SEPTEMBER 30  SEPTEMBER 30  DECEMBER 31
                                          1996          1995         1994
                                      ------------  ------------- -----------
Net sales............................ $64,555,273    $41,442,349  $37,224,643
Cost of sales........................  48,072,499     31,136,555   28,490,216
                                      -----------    -----------  -----------
Gross profit.........................  16,482,774     10,305,794    8,734,427
Selling, general and administrative
 expenses............................  10,857,413      6,352,844    6,332,883
Depreciation and amortization........     563,991        216,965      266,299
                                      -----------    -----------  -----------
                                       11,421,404      6,569,809    6,599,182
Operating income.....................   5,061,370      3,735,985    2,135,245
Interest expense.....................  (1,289,064)      (670,020)    (628,685)
Other income.........................      60,781        133,849       61,348
                                      -----------    -----------  -----------
Income before income taxes...........   3,833,087      3,199,814    1,567,908
Income taxes.........................   1,450,000      1,149,621      544,439
                                      -----------    -----------  -----------
Net income........................... $ 2,383,087    $ 2,050,193  $ 1,023,469
                                      ===========    ===========  ===========
Net income per common share.......... $       .78    $       .76  $       .39
                                      ===========    ===========  ===========
Weighted average common shares
 outstanding.........................   3,043,329      2,672,919    2,600,098


                            See accompanying notes.

                  TRAVIS BOATS & MOTORS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            COMMON STOCK                               NOTES
                          -----------------   PAID-IN     RETAINED  RECEIVABLE--
                           SHARES   AMOUNT    CAPITAL     EARNINGS  STOCKHOLDERS    TOTAL
                          --------- ------- -----------  ---------- ------------ -----------
Balance at December 31,
 1993...................  2,564,331 $25,643 $     5,947  $1,572,854  $(119,225)  $ 1,485,219
  Issuance of common
   stock................     71,534     715      60,723         --         --         61,438
  Net income............        --      --          --    1,023,469        --      1,023,469
  Net proceeds
   (issuance) on notes
   receivable--
   stockholders.........        --      --          --          --      (7,899)       (7,899)
                          --------- ------- -----------  ----------  ---------   -----------
Balance at December 31,
 1994...................  2,635,865  26,358      66,670   2,596,323   (127,124)    2,562,227
  Issuance of common
   stock................     47,641     477      71,841         --         --         72,318
  Net income............        --      --          --    2,050,193        --      2,050,193
  Net proceeds on notes
   receivable--
   stockholders.........        --      --          --          --     127,124       127,124
                          --------- ------- -----------  ----------  ---------   -----------
Balance at September 30,
 1995...................  2,683,506  26,835     138,511   4,646,516        --      4,811,862
  Issuance of common
   stock................  1,453,000  14,530  13,062,470         --         --     13,077,000
  Common stock issuance
   costs................        --      --   (1,673,483)        --         --     (1,673,483)
  Net income............        --      --          --    2,383,087        --      2,383,087
                          --------- ------- -----------  ----------  ---------   -----------
Balance at September 30,
 1996...................  4,136,506 $41,365 $11,527,498  $7,029,603  $     --    $18,598,466
                          ========= ======= ===========  ==========  =========   ===========


                            See accompanying notes.

                  TRAVIS BOATS & MOTORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    NINE MONTHS
                                       YEAR ENDED      ENDED      YEAR ENDED
                                      SEPTEMBER 30  SEPTEMBER 30  DECEMBER 31
                                          1996          1995         1994
                                      ------------  ------------  -----------
OPERATING ACTIVITIES
Net income........................... $ 2,383,087   $ 2,050,193   $ 1,023,469
Adjustments to reconcile net income
 to net cash used in operating
 activities:
  Depreciation and amortization......     563,991       216,965       266,299
  Loss on disposal of assets.........         --            --         19,381
  Changes in operating assets and
   liabilities:
    (Increase) decrease in accounts
     receivable......................    (283,925)     (823,109)      151,895
    (Increase) decrease in prepaid
     assets..........................     (53,535)       24,631        62,687
    (Increase) decrease in
     inventories.....................  (6,152,835)      349,830    (2,790,629)
    (Increase) decrease in other
     assets..........................      (3,522)       23,017         9,700
    Increase in deferred tax asset...     (63,327)     (136,675)          --
    Increase (decrease) in accounts
     payable.........................    (222,067)      265,863      (141,593)
    Increase in accrued liabilities..     200,455       404,190       586,597
    Increase in federal income taxes
     payable.........................     377,366       349,622        25,296
    Increase in unearned revenue.....   1,174,159           --            --
    Decrease in deferred charges.....         --            --        (21,011)
                                      -----------   -----------   -----------
Net cash provided by (used in)
 operating activities................  (2,080,153)    2,724,527      (807,909)
INVESTING ACTIVITIES
Purchase of business.................    (262,687)     (916,345)          --
Purchase of property and equipment...  (1,134,967)   (1,885,345)     (937,004)
                                      -----------   -----------   -----------
Net cash used in investing
 activities..........................  (1,397,654)   (2,801,690)     (937,004)
FINANCING ACTIVITIES
Net increase (decrease) in notes
 payable and other short-term
 obligations.........................  (7,388,826)      715,027     1,935,964
Net proceeds from issuance of common
 stock...............................  11,403,517        72,268        61,488
Redemption of preferred stock........         --       (100,000)     (125,000)
Net proceeds (issuance) on notes
 receivable--stockholders............         --        127,174        (7,949)
                                      -----------   -----------   -----------
Net cash provided by financing
 activities..........................   4,014,691       814,469     1,864,503
Increase in cash and cash
 equivalents.........................     536,884       737,306       119,590
Cash and cash equivalents, beginning
 of year.............................     996,058       258,752       139,162
                                      -----------   -----------   -----------
Cash and cash equivalents, end of
 year................................ $ 1,532,942   $   996,058   $   258,752
                                      ===========   ===========   ===========

                            See accompanying notes.

                 TRAVIS BOATS & MOTORS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Description of Business and Consolidation

  Travis Boats & Motors, Inc. (the "Company") is a retailer of boats, motors, trailers and related watersport accessories. The Company operates 12 locations in Texas, Louisiana and Arkansas. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In 1995, the Company changed its fiscal year end from December 31 to September 30 to coincide with the seasonal cycle of its business.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Cash and Cash Equivalents

  For purposes of the statement of cash flows, the Company considers all investments with maturities of ninety days or less when purchased to be cash equivalents.

 Inventories

  Inventories consist of boats, motors, trailers and related watersport parts and accessories. Inventories are carried at the lower of cost or market. Cost for boats, motors and trailers is determined using the specific identification method. Cost for parts and accessories is determined using the first-in, first-out method.

 Property and Equipment

  Property and equipment are stated at cost. Provisions for depreciation are determined using double-declining balance and straight-line methods. The Company uses estimated useful lives of 5-20 years for buildings and improvements and 5-10 years for furniture, fixtures and equipment. The Company capitalized interest of approximately $80,000 during the nine months ended September 30, 1995 in connection with the construction of a store location. No interest was capitalized in the years ended September 30, 1996 and December 31, 1994.

 Income Taxes

  In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," deferred income taxes are provided for temporary differences between the basis of assets and liabilities for financial reporting purposes and for income tax return purposes.

 Intangible Assets

  Amounts assigned to intangible assets are amortized over the respective estimated useful lives using the straight-line method as follows:

     Noncompete agreement........................................        7 years
     Goodwill.................................................... 15 to 25 years

                 TRAVIS BOATS & MOTORS, INC. AND SUBSIDIARIES

  Goodwill and other intangible assets are recorded at the lower of unamortized cost or fair value. Management reviews the valuation and amortization of intangible assets on a periodic basis, taking into consideration any events or circumstances which might result in diminished fair value. If this review indicates goodwill will not be recoverable, as determined by the undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying value of the goodwill is reduced by the estimated shortfall of cash flows.

 Accounts Receivable

  Accounts receivable potentially expose the Company to concentrations of credit risk, as defined by the Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk." Accounts receivable consist primarily of amounts due from financial institutions upon sales contract funding and amounts due from vendors under rebate programs. There was no allowance for doubtful accounts recorded at September 30, 1996 and 1995.

 Pre-opening Costs

  Pre-opening costs related to new store locations are expensed as incurred.

 Significant Suppliers

  The Company purchased substantially all of its new outboard motors in 1996, 1995 and 1994 from a single outboard motor manufacturer.

  Approximately 20% of the Company's net purchases in fiscal 1996, 1995 and 1994 were from a single boat supplier.

 Advertising Costs

  Advertising costs are expensed as incurred and were approximately $508,382, $353,000 and $334,000 during the year ended September 30, 1996, the nine months ended September 30, 1995, and the year ended December 31, 1994.

 Notes Payable and Other Short-Term Obligations

  Interest expense on notes payable and other short-term obligations is recorded as incurred. No interest expense is recorded during portions of the year on certain floor plan payables which include noninterest bearing payment terms.

 Net Income per Common Share

  Net income per common share is based on the weighted average number of common shares outstanding during the period. The effect of common stock equivalents is not significant.

 Unearned Revenue

  Amounts received from vendors in connection with agreed upon rebates or discounts are deferred until the related product is sold and such rebate or discount is earned.

                 TRAVIS BOATS & MOTORS, INC. AND SUBSIDIARIES

 Recently Issued Accounting Standards

  In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are held for disposition. The Company adopted Statement No. 121 effective October 1, 1995. No material impact to the Company's results of operations or financial position resulted from such adoption.

  In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation," which prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. The Company must adopt the provisions of Statement No. 123 during the year ended September 30, 1997. Under such provisions, the Company may elect to expense the fair value of stock-based compensation or provide pro forma disclosures of what net income would have been had the Company adopted the new fair value method for recognition purposes. The Company continues to evaluate the provisions of Statement No. 123 and has not determined whether it will adopt the Statement for expense recognition purposes.

2. NOTES PAYABLE AND OTHER SHORT-TERM OBLIGATIONS

  Notes payable and other short-term obligations consist of the following:

                                                            SEPTEMBER 30
                                                      -------------------------
                                                         1996          1995
                                                      -----------  ------------
   Floor plans payable..............................  $ 3,474,398  $ 10,302,562
   Revolving lines of credit........................      500,000       667,143
   Notes payable....................................    5,021,200     5,348,665
                                                      -----------  ------------
     Total notes payable and other short-term
      obligations...................................    8,995,598    16,318,370
   Less current portion.............................   (4,661,104)  (11,442,625)
                                                      -----------  ------------
     Total notes payable and other short-term
      obligations, less current portion.............  $ 4,334,494  $  4,875,745
                                                      ===========  ============

  Floor plans payable consist of the following:

                                                            SEPTEMBER 30
                                                      -------------------------
                                                         1996          1995
                                                      -----------  ------------
   Floor plan payable to bank under a $7,500,000
    revolving line of credit agreement with interest
    floating at prime minus .375%, maturing October
    1997............................................  $       --   $  2,163,267
   Floor plan payable to bank under revolving line
    of credit agreements totaling $5,725,000 with
    interest floating at prime plus .50%, maturing
    August 1996 through November 1996...............          --      1,224,389
   Floor plans payable to commercial finance
    companies under revolving line of credit
    agreements with interest ranging from 0% to
    prime plus 4.75% with no stated maturity date...    3,474,398     6,914,906
                                                      -----------  ------------
     Total floor plans payable......................  $ 3,474,398  $ 10,302,562
                                                      ===========  ============

  The floor plans payable are secured by specific boat, motor and trailer inventory, as well as general security filings on all inventory and certain equipment. The floor plans payable to finance companies include noninterest

                  TRAVIS BOATS & MOTORS, INC. AND SUBSIDIARIES bearing payment terms for part of the calendar year (typically the months of August through May). As of September 30, 1996 and 1995, the amount of noninterest bearing floor plans payable to finance companies was $3,274,781 and $6,522,829, respectively.

  Floor plans payable of certain of the Company's subsidiaries are guaranteed by the Company. Certain floor plans payable are guaranteed in limited dollar amounts by various stockholders of the Company. The Company is significantly limited as to annual dividends for preferred and common stock.

  Borrowings under revolving lines of credit consist of the following:

                                                                 SEPTEMBER 30
                                                               -----------------
                                                                 1996     1995
                                                               -------- --------
   Note payable to bank under a revolving line of credit
    agreement with interest at prime minus .375%, due October
    1997.....................................................  $500,000 $470,000
   Note payable to bank under revolving line of credit
    agreements with interest at prime plus 1%, due September
    1996 and November 1996...................................       --   197,143
                                                               -------- --------
   Borrowings under revolving lines of credit................  $500,000 $667,143
                                                               ======== ========

  The weighted average interest rate on floor plan payables and revolving lines of credit outstanding as of September 30, 1996 and 1995 is 3.7% and 5.3%, respectively.


  Notes payable consist of the following:

                                                              SEPTEMBER 30
                                                          ---------------------
                                                             1996       1995
                                                          ---------- ----------
   Mortgage notes payable to various banks,
    organizations and individuals under deeds of trust
    with interest ranging from 5.0% to prime plus 1% due
    in installments ranging from $1,225 monthly
    including interest to $30,114 semiannually plus
    interest, maturing beginning in April 1998..........  $3,729,458 $3,266,475
   Notes payable to various banks, a corporation and an
    individual for vehicles, equipment and leasehold im-
    provements with interest ranging from 6.99% to
    9.75%, due in monthly installments ranging from $333
    to $3,062, maturing beginning in December 1996......     449,472    580,524
   Notes payable to individuals with interest at prime
    plus 1% fixed annually, due in annual principal in-
    stallments of $20,000 (aggregate) plus interest, ma-
    turing October 1997, collateralized by approximately
    90,000 shares of the Company's outstanding common
    stock owned by certain directors and officers of the
    Company.............................................         --      60,000
   Notes payable (unsecured) to corporation(s) owned by
    various stockholders of the Company and to stock-
    holder's individually, with interest due quarterly
    at various rates at or below prime plus 1%, maturing
    October 1996........................................         --     641,666
   Note payable to an individual with interest at 8.75%,
    due in monthly principal and interest installments
    of $12,770, maturing November 2002..................  $  735,582 $  800,000
   Note payable to an individual with interest at 8.75%
    due in monthly principal and interest installments
    of $3,057, maturing March 1998......................      56,688        --
                                                          ---------- ----------
   Total notes payable..................................  $5,021,200 $5,348,665
                                                          ========== ==========

                 TRAVIS BOATS & MOTORS, INC. AND SUBSIDIARIES

  Certain notes payable are secured by assets of the Company including inventory, accounts receivable, equipment, leasehold improvements, vehicles, land and buildings. Notes payable of certain of its subsidiaries are guaranteed by the Company and certain other notes payable are guaranteed in limited dollar amounts by various stockholders of the Company.

  Interest paid approximates interest expense plus interest capitalized, if any, during 1996, 1995 and 1994.

  Aggregate maturities required on notes payable at September 30, 1996 are as follows:

     YEAR ENDING
    SEPTEMBER 30
    ------------
      1997.......................................................... $  686,706
      1998..........................................................    657,698
      1999..........................................................    513,438
      2000..........................................................    543,004
      2001..........................................................    353,569
      Thereafter....................................................  2,266,785
                                                                     ----------
                                                                     $5,021,200
                                                                     ==========

  Effective December 12, 1996, the Company entered into a new $15.0 million revolving line of credit agreement with a bank which replaces certain previously existing floor plans payable and revolving lines of credit.

3. LEASES

  The Company leases various facilities under operating leases. Rent expense was $263,710 in 1996, $188,581 in 1995 and $214,421 in 1994. Generally, the
leases provide for renewals for various periods at stipulated rates. Future minimum rentals due under noncancelable leases are as follows for each of the years ending September 30:

     1997.............................................................. $169,566
     1998..............................................................  138,450
     1999..............................................................  140,250
     2000..............................................................  136,200
     2001..............................................................   72,000
     Thereafter........................................................      --

  In addition, under most of the Company's leases, the Company has renewal options at varying terms.

4. ACQUISITIONS

 Red River Marine, Inc.

  Effective September 20, 1995, the Company acquired Red River Marine, Inc. with retail store locations in Hot Springs and Heber Springs, Arkansas. This acquisition included land and building (Hot Springs location) and boat, motor and trailer inventory, as well as parts and accessories inventory of each location. The purchase price was $2,517,417, of which $1,600,000 was financed by the issuance of notes payable to the seller.

  The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of Red River Marine, Inc. have been included in the consolidated financial statements from the date of acquisition. The purchase price ($2,517,417) and liabilities assumed ($437,150) have been allocated to the tangible net assets acquired ($1,904,567) based on their respective fair values at the date of acquisition. The resulting purchase price ($1,050,000) was allocated to a noncompete agreement ($300,000) and goodwill ($750,000).

                 TRAVIS BOATS & MOTORS, INC. AND SUBSIDIARIES

 Clay's Boats and Motors, Inc.

  Effective December 1, 1995, the Company acquired certain assets of Clay's Boats and Motors, Inc. ("Clay's") in New Iberia, Louisiana. The assets acquired included furniture, fixtures and equipment, all parts and accessories, all leasehold improvements and certain other assets. The purchase price was $328,741, of which $262,687 was paid in cash and $66,054 was financed by the issuance of a note payable to the seller.

  The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of Clay's have been included in the consolidated financial statements from the date of acquisition. The purchase price ($328,741) has been allocated to the tangible net assets acquired ($240,669) and the resulting excess purchase price ($88,072) was assigned to goodwill.

5. INCOME TAXES

  In 1992, the Financial Accounting Standards Board issued Statement No. 109, "Accounting for Income Taxes." The Company adopted the provisions of the new standard in its financial statements for the year ended December 31, 1994. The cumulative effect as of January 1, 1994 of adopting the Standard was immaterial and the prior year financial statements have not been restated to reflect the change in accounting method.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                SEPTEMBER 30
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
   Deferred tax assets:
     Book over tax depreciation.............................. $ 39,187 $ 21,300
     Accrued salaries and wages..............................  160,815  115,375
                                                              -------- --------
       Total deferred tax assets.............................  200,002  136,675
   Valuation allowance for deferred tax assets...............      --       --
                                                              -------- --------
       Net deferred tax assets............................... $200,002 $136,675
                                                              ======== ========

  Significant components of the provisions for income taxes are as follows:

                                                    NINE MONTHS
                                        YEAR ENDED     ENDED      YEAR ENDED
                                       SEPTEMBER 30 SEPTEMBER 30 SEPTEMBER 30,
                                           1996         1995         1994
                                       ------------ ------------ -------------
   Current expense:
     Federal..........................  $1,342,327   $1,243,371    $523,589
     State............................     171,000       42,925      20,850
                                        ----------   ----------    --------
       Total current expense..........   1,513,327    1,286,296    $544,439
   Deferred expense (benefit):
     Federal..........................     (56,171)    (130,900)        --
     State............................      (7,156)      (5,775)        --
                                        ----------   ----------    --------
       Total deferred expense
        (benefit).....................     (63,327)    (136,675)        --
                                        ----------   ----------    --------
         Total provision for income
          taxes.......................  $1,450,000   $1,149,621    $544,439
                                        ==========   ==========    ========

                 TRAVIS BOATS & MOTORS, INC. AND SUBSIDIARIES

  The differences between the effective tax rate and the U.S. federal statutory rate of 34% are reconciled as follows:

                                                     NINE MONTHS
                                        YEAR ENDED      ENDED     YEAR ENDED
                                       SEPTEMBER 30 SEPTEMBER 30  DECEMBER 31
                                           1996         1995         1994
                                       ------------ ------------- -----------
   Income tax expense at the federal
    statutory rate....................  $1,303,250   $1,087,937    $533,089
   State income taxes.................     163,844       37,150      20,850
   Other..............................     (17,094)      24,534      (9,500)
                                        ----------   ----------    --------
                                        $1,450,000   $1,149,621    $544,439
                                        ==========   ==========    ========

  Income taxes paid were approximately $1,088,000, $855,000 and $528,000 in the year ended September 30, 1996, the nine months ended September 30, 1995 and the year ended December 31, 1994, respectively.

6. STOCKHOLDERS' EQUITY

  In March 1994, the Board of Directors of the Company approved a 199 to 1 stock dividend for stockholders of record as of March 31, 1994.

  In November 1995, the Board of Directors of the Company approved a 15 to 1 stock dividend for stockholders of record as of November 8, 1995.

  In May 1996, the Board of Directors of the Company approved a 1 for 3 stock dividend for stockholders of record as of May 3, 1996.

  All share amounts presented in these financial statements have been restated to retroactively reflect the above stock dividends.

  Effective December 14, 1995, the Company changed the stated par value of each share of common stock from $.10 to $.01. The financial statements have been restated to retroactively reflect the above changes in par value.

  In March 1995, the Company granted options to purchase shares of the Company's common stock to certain officers of the Company which vest over five years.

  Effective December 14, 1995, the Company adopted an Incentive Stock Option Plan which provides for the granting of options to directors, officers, and key employees to purchase shares of the Company's common stock. The Company has reserved 200,000 shares of common stock for issuance under such plan.

                 TRAVIS BOATS & MOTORS, INC. AND SUBSIDIARIES

  Total option activity for the year ended September 30, 1996, the nine months ended September 30, 1995 and the year ended December 31, 1994, was as follows:

                                                         NUMBER OF
                                                          SHARES     PRICE $
                                                         --------- -----------
   Outstanding at December 31, 1994.....................      --       --
     Granted............................................  133,867     $5.25
     Exercised..........................................      --       --
     Expired............................................      --       --
                                                          -------
   Outstanding at September 30, 1995....................  133,867     $5.25
     Granted............................................  110,999     $9.00
     Exercised..........................................      --       --
     Expired............................................  (13,333)    $9.00
                                                          -------
   Outstanding at September 30, 1996....................  231,533  $5.25-$9.00
                                                          =======
   Exercisable at September 30
     1996...............................................   53,439  $5.25-$9.00
   Options available for grant at September 30
     1996...............................................  102,334
   Common stock reserved for issuance at September 30,
    1996................................................  333,867

7. RELATED PARTY TRANSACTIONS

  The Company sells extended service contracts to its customers. For the period from January 1, 1994 through June 27, 1996, the obligations of the Company under these contracts were transferred to Ideal Insurance Company, Ltd. ("Ideal") pursuant to an agreement between the Company and Ideal dated as of January 1, 1994. Ideal reinsured these risks with Amerisure Property & Casualty, Ltd. ("Amerisure"), a company wholly owned by certain principal shareholders of the Company. These contracts are administered by First Extended Service Corporation ("FESC"), which contracts are insured by FESC's affiliate, FFG Insurance Co. ("FFG"). In conjunction with these agreements, the Company paid Amerisure an agreed amount for each extended service contract which is insured and, in the event of claims under any extended service contracts, Amerisure reimburses the repair facility for the amount of covered claims. Amerisure is then financially responsible for any repairs required pursuant to the extended service contract. The Company received a commission for each extended service contract that it sold. For the year ended September 30, 1996, the nine months ended September 30, 1995 and the year ended December 31, 1994, extended service contract commissions received from Amerisure totaled approximately $411,000, $448,000 and $350,000, respectively. The Company transferred the obligations under the extended service contracts sold subsequent to June 27, 1996 to entities other than Ideal and Amerisure.

8. COMMITMENTS AND CONTINGENCIES

  The Company is currently involved in several matters regarding pending or threatened litigation in the normal course of business. Management does not expect the ultimate resolution of these matters to have a material adverse effect on the Company's consolidated financial statements.

9. SUBSEQUENT EVENTS

  Effective October 3, 1996, the Company acquired certain assets of North Alabama Watersports, Inc. ("NAWS"). This acquisition included land and building and boat, motor and trailer inventory, as well as parts and accessories inventory of each location. The purchase price was $892,255, of which $79,707 was financed by the issuance of notes payable to the seller.

                 TRAVIS BOATS & MOTORS, INC. AND SUBSIDIARIES

  The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of NAWS have been included in the consolidated financial statements from the date of acquisition. The purchase price ($892,255) has been allocated to the tangible net assets acquired ($687,255) based on their respective fair values at the date of acquisition. The resulting excess purchase price ($205,000) was allocated to a noncompete agreement and goodwill.

  Effective November 1, 1996, the Company acquired Tri-Lakes Marine, Inc. ("Tri-Lakes") with retail store locations in Tennessee and Alabama. The acquisition included land, building, furniture, fixtures and equipment, boat, motor and trailer inventory, as well as all parts and accessories. The purchase price was $1,242,924, of which $642,924 was paid in cash and $600,000 was financed by the issuance of a note payable to the seller.

  The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of Tri-Lakes have been included in the consolidated financial statements from the date of acquisition. The purchase price ($1,242,924) and liabilities assumed ($1,937,279) have been allocated to the tangible net assets acquired ($2,536,092) based on their respective fair values at the date of acquisition. The resulting excess purchase price ($644,111) was allocated to a noncompete agreement and to goodwill.