Form 10-K/A
period 1996-09-30
TRAVIS BOATS & MOTORS INC
filed 1997-01-28
CIK 1012734

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------


                                   FORM 10-K/A

                                Amendment No. 1


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

                               ----------------


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitve proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of December 23, 1996, (based upon the last reported price of $13.00 per share) was approximately $29,654,989 on such date.

  The number of shares of the issuer's Common Stock, par value $.01 per share, outstanding as of December 23, 1996 was 4,136,506 of which 2,281,153 shares were held by non-affiliates.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

     The number of directors of the Board of Directors is currently fixed at seven. The Board of Directors is divided into three classes, designated as Class A, Class B and Class C. The members of each class of directors serve for staggered three-year terms. Messrs. Bohls and Simpson are currently Class A directors and are to stand for reelection at the 1997 annual stockholders' meeting. Messrs. Spradling, Gurasich and McClendon are currently Class B directors and will stand for election at the 1998 annual stockholders' meeting. Messrs. Walton and Siddons are currently Class C directors and will stand for election at the 1999 annual stockholders' meeting. The directors elected at the 1997 annual stockholders' meeting will hold office until the 2000 annual stockholders' meeting or until such director's successor shall be elected or appointed. The affirmative vote of a plurality of holders of the outstanding shares of Common Stock represented at a meeting at which a quorum is present is required to elect each director nominee.

  The following table sets forth certain information with respect to each director and each executive officer of the Company:

               NAME                 AGE                            POSITION
----------------------------------  ---  ------------------------------------------------------------
Mark T. Walton(1)(2) .............  45  Chairman of the Board and President

Ronnie L. Spradling(1) ..........   53  Executive Vice President--New Store Development and Director

Michael B. Perrine  .............   33  Chief Financial Officer, Treasurer and Secretary

E.D. Bohls(1)(2) ................   78  Vice Chairman of the Board

Joseph E. Simpson(1)(2)(3) ......   63  Director

Robert C. Siddons(1)(2)(4) ......   54  Director

Steven W. Gurasich, Jr.(3)(4) ...   48  Director

Zach McClendon, Jr. (3)(4) ......   59  Director
--------------

  (1) Member of the Nominations Committee.
  (2) Member of the Executive Committee.
  (3)  Member of the Audit Committee.
  (4) Member of the Compensation Committee.

  Mark T. Walton has served as President and as a director of the Company since 1980 and as Chairman of the Board since 1995. From 1979 to 1980, Mr. Walton served as the General Manager of the Company's Austin store. Mr. Walton has over 26 years of retail boating experience.

  Ronnie L. Spradling has served as Executive Vice President of the Company since 1989 and as the Executive Vice President of New Store Development since 1994. Mr. Spradling became a director in 1995. Mr. Spradling previously served as the General Manager of Falcon Marine, Inc. (a subsidiary of the Company), located in Midland, Texas from 1982 to 1988. Mr. Spradling has over 29 years of experience in boat retailing operations.

  Michael B. Perrine has served as Chief Financial Officer since 1991 and as Treasurer and Secretary of the Company since 1992. From 1986 to 1991, he served as a loan officer in the Commercial Banking Division of NationsBank, N.A. Mr. Perrine is responsible for developing and implementing the Company's corporate structure.

  E.D. Bohls has served as the Vice Chairman of the Board of the Company since 1995 and previously served as Chairman of the Board of the Company from 1979 to 1995. He has served as Chairman of the Board of Capitol Commerce Reporter, Inc., a public records research company, since 1986. In addition, he has served as Vice President and as a director of Americana Enterprises, a private real estate development joint venture, since 1975.

  Joseph E. Simpson has served as a director of the Company since 1979. He has served as President and as a director of Capitol Commerce Reporter, Inc., a records research company, since 1986.

  Robert C. Siddons has served as a director of the Company since 1979. He has served as President of Frank Siddons Insurance Agency, a family-owned insurance agency, since 1987. In addition, he has served as President of the Texas Builders Insurance Company, a commercial lines insurance company, since 1987.

  Steven W. Gurasich, Jr. has served as a director of the Company since July, 1996. For over the past 20 years, Mr. Gurasich has served in various capacities, including most recently as Chairman of the Board of GSD&M Advertising, Austin, Texas, an advertising firm, handling such accounts as Southwest Airlines, Wal-Mart, MasterCard, Coors Light and Pearle Vision.

  Zach McClendon, Jr. has served as a director of the Company since July, 1996. Mr. McClendon is the co-founder of the predecessor to SeaArc Marine, Inc., a manufacturer of various types of boats and marine products, and now serves as the Chairman of the Board of its parent company, SeaArk Boats, Inc. In addition, Mr. McClendon serves as the Chairman of the Board of Union Bank and Trust Company, a subsidiary of First Union Financial Corporation, and as Chairman of the Board of Drew Cottonseed Oil Mill, Inc., a manufacturer of polystyrene products.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  During the fiscal year ended September 30, 1996, based on a review of Forms 3 and 4 furnished to the Company during its most recent fiscal year and Forms 5 furnished to the Company with respect to its most recent fiscal year, all reporting persons of the Company were in compliance with Section 16(a) of the Exchange Act.

ITEM 11     EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

  The following table sets forth certain information with respect to the compensation awarded to, earned by or paid for services rendered to the Company in all capacities during the fiscal years ended September 30, 1996, September 30, 1995 and December 31, 1994, with respect to the Company's President, Mr. Walton and the Executive Vice President, Mr. Spradling. (collectively, the "Named Executive Officers"). No other executive officers of the Company received annual compensation (including salary and bonuses earned) which exceeded $100,000 during the fiscal year ended September 30, 1996.

                                 SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------
                                                     ANNUAL COMPENSATION           Long-Term
                                                -------------------------------   Compensation
                                                                                  -------------
Name and Principal Position       Fiscal Year   Salary     Bonus    OTHER ANNUAL    SECURITIES
-----------------------------     -----------  --------   -------   COMPENSATION    UNDERLYING
                                                                    ------------     OPTIONS
                                                                                     -------
----------------------------------------------------------------------------------------------
Mark T. Walton                        1996     $129,250   $45,034       $ 4,177             --
   President
                                      1995(1)   108,000    45,000            --         20,267

                                      1994       84,325    22,200        12,720             --
----------------------------------------------------------------------------------------------
Ronnie L. Spradling                   1996     $ 96,900   $45,034       $ 1,578             --
   Executive Vice President
                                      1995(1)    69,000    45,000            --         46,933

                                      1994       72,750    35,276         3,360             --
----------------------------------------------------------------------------------------------
--------------

  (1) Fiscal year 1995 is a nine-month period; dollar amounts shown have been annualized.


OPTIONS GRANTED IN LAST FISCAL YEAR

  The Company did not grant any options to the Named Executive Officers during the fiscal year ended September 30, 1996.

STOCK OPTION EXERCISES AND HOLDINGS

  The following table shows information regarding stock option exercises and unexercised options held as of the end of fiscal year ended September 30, 1996 by the Named Executive Officers.


                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                        YEAR AND YEAR-END OPTION VALUES

                                                             AT SEPTEMBER 30, 1996
                                          ------------------------------------------------------------
                                          NUMBER OF UNEXERCISED OPTIONS  VALUE OF IN-THE-MONEY OPTIONS
                                          -----------------------------  -----------------------------
        NAME           OPTIONS EXERCISED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE*   UNEXERCISABLE*
---------------------  -----------------  -------------  --------------  -------------  --------------
Mark Walton                     0             4,053          16,214        $28,878        $115,525
Ronnie L. Spradling             0             9,387          37,546        $66,882        $267,515


* Based on closing price of $12.375 on September 30, 1996.


COMPENSATION OF DIRECTORS

  Prior to July 1996, the Company paid directors' fees of $1,500 per month to each director, whether or not such director was an officer or employee of the Company. In July 1996 the Company amended its policy to provide that directors who are not officers or employees of or consultants to the Company will receive annual compensation of $10,000, plus $2,000 annually for each committee on which such director serves, excluding the Nominations Committee, for which compensation will not be received, and $3,000 per year in the case of the Executive Committee. Directors' expenses for attending meetings are reimbursed by the Company. Mr. Gurasich and Mr. McClendon, who became directors of the Company in July 1996, also received options to purchase 13,333 shares of the Company's common stock at an exercise price of $9.00 per share.

EMPLOYMENT AGREEMENTS

  The Company is the beneficiary of employment agreements with TBC Management, Ltd. (an affiliated partnership of the Company) and each of Mark T. Walton, Ronnie L. Spradling and Michael B. Perrine, providing, among other things, for three-year terms and annual base salaries of $175,000 for Mr. Walton, $150,000 for Mr. Spradling and $90,000 for Mr. Perrine, respectively. In addition, Messrs. Walton, Spradling and Perrine have agreed to contractual confidentiality and noncompete provisions in their respective employment agreements, which will extend beyond termination of their employment for any reason. In the event any of these employees are terminated for any reason, including upon a change in control of the Company, without ''cause,'' as such term is defined in the employee agreements, such employees will be entitled to payment of approximately three times their annual salary.

  The employment agreements also provide that, if the consolidated income of Travis Boats before income tax expenses and non-recurring audit adjustments (the ''Pre-tax Income'') reflects growth in excess of 20.0% over the previous fiscal year, Messrs. Walton and Spradling will each receive a bonus of 2.0% of the Pre-tax Income and Mr. Perrine will receive a bonus of 1.0% of the Pre-tax Income. If the Pre-tax Income does not reflect growth of 20.0%, the bonus for each individual will be determined by the Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  Compensation decisions during fiscal year 1996 were made by the Company's Board of Directors, which included Mark T. Walton, President of the Company. In 1996, the Company established a Compensation Committee to review the performance of executive officers, establish overall employee compensation policies and recommend major compensation programs for approval by the Board of Directors. No member of the current Compensation Committee serves as an executive officer of the Company, or as a director of any entity, an executive officer of which serves on the Compensation Committee or as a director of the Company.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of December 31, 1996, by (i) each person known to the Company to own beneficially 5% or more of the Common Stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers, and (iv) all of the Company's executive officers and directors as a group. Unless otherwise indicated, each person has sole voting and dispositive power with respect to such shares.

-------------------------------------------------------------------------
  NAME OF BENEFICIAL OWNER                  NUMBER OF         PERCENT
  ------------------------                SHARES (1)(2)     BENEFICIALLY
                                          -------------        OWNED
                                                            ------------
-------------------------------------------------------------------------
        E.D. Bohls(3)                          710,627           17.8
-------------------------------------------------------------------------
    Robert C. Siddons(4)                       444,068           11.1
-------------------------------------------------------------------------
      Mark T. Walton(5)                        371,521            9.3
-------------------------------------------------------------------------
      Joseph E. Simpson                        331,524            8.3
-------------------------------------------------------------------------
    Ronnie L. Spradling(6)                     242,030            6.0
-------------------------------------------------------------------------
       Steve Gurasich(7)                        13,333              *
-------------------------------------------------------------------------
       Zach McClendon(7)                        13,333              *
-------------------------------------------------------------------------
         James Bohls(8)                        209,228            5.2
-------------------------------------------------------------------------
       Michael B. Perrine(9)                    20,800              *
-------------------------------------------------------------------------
All executive officers and directors
  as a group (eight  persons)(10))           2,147,236          51.91%
-------------------------------------------------------------------------

_________________________
   *  Less than 1%.
 (1) Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned by them. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the ''Exchange Act''), based on information furnished by the persons listed, and represents the number of shares of Common Stock for which a person, directly or indirectly, through any contract, management, understanding, relationship or otherwise, has or shares voting power, including the power to vote or direct the voting of such shares, or investment power, including the power to dispose or to direct the disposition of such shares, and includes shares which may be acquired upon the exercise of options within 60 days following January 28, 1997. The percentages are based upon 4,136,506 shares outstanding. Except as otherwise noted below, the address of each holder of 5% or more of the Common Stock is 13045 Research Boulevard, Austin, Texas 78750.

 (2) Does not include options granted to Mark T. Walton, Ronnie L. Spradling and Michael B. Perrine to purchase 16,214, 37,546 and 53,334 shares of Common Stock, respectively, which are not exercisable until more than 60 days after January 28, 1997.

 (3) Includes 158,412 shares owned by Mr. Bohls' son, James Bohls, with respect to which Mr. E.D. Bohls controls the voting rights. Mr. E.D. Bohls disclaims beneficial ownership of such shares. Also includes 34,816 shares held by trusts for the benefit of James Bohls' children of which James Bohls serves as trustee, but all voting rights have been retained by Mr. E.D. Bohls.

 (4) Includes 19,202 shares held by family trusts over which Mr. Siddons exercises sole voting and investment control.

 (5) Includes 4,053 shares subject to options exercisable within 60 days of January 28, 1997, 301,000 shares held in a family limited partnership, over which Mr. Walton has sole voting control, and 3,268 shares owned and held in trust for Mr. Walton's children, for which the voting rights reside with Mr. Walton.

 (6) Includes 9,387 shares subject to options exercisable within 60 days of January 28, 1997.

 (7) Consist of 13,333 shares subject to options exercisable within 60 days of January 28, 1997.

 (8) Includes 50,816 shares held by trusts for the benefit of Mr. Bohls' children as to which he serves as trustee with full dispositive power. Mr. E.D. Bohls retains all voting rights in such shares. James Bohls' address is 1301 South IH-35, Austin, Texas 78701.

 (9) Includes 13,333 shares subject to options exercisable within 60 days of January 28, 1997.

(10) See Notes (5), (6), (7) and (9). Includes 53,439 shares subject to options exercisable within 60 days of January 28, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



  Reinsurance Arrangements. The Company, through June 28, 1996, sold extended service contracts to its customers. The obligations of the Company under these contracts were transferred to Ideal Insurance Company, Ltd. ("Ideal") pursuant to an agreement between the Company and Ideal dated as of January 1, 1994. Ideal reinsures these risks with Amerisure Property & Casualty, Ltd. ("Amerisure"), a company wholly owned by certain principal stockholders of the Company, with Messrs. E. D. Bohls, Siddons, Walton and Simpson owning an aggregate of approximately 76%. These contracts are administered by First Extended Service Corporation ("FESC") and are reinsured under a stop-loss policy issued to Amerisure by FFG Insurance Co. ("FFG"), an affiliate of FESC. In conjunction with these arrangements, the Company paid an agreed amount for each extended service contract which is insured and, in the event of claims under any extended service contracts, Amerisure reimburses the repair facility for the amount of covered claims. Amerisure and/or FFG are financially responsible for any repairs required pursuant to the extended service contract. Amerisure is a separate legal entity from the Company. The Company terminated its relationship with Amerisure effective June 28, 1996 with respect to future extended service contracts. The Company is currently using traditional insurance, utilizing an unrelated third party and the Company is evaluating whether to form a wholly owned subsidiary to provide the services previously provided by FESC. To provide for the risks associated with the extended service contracts sold by the Company prior to June 28, 1996, Amerisure intends to retain cash reserves in an amount it believes will reasonably be adequate to cover any of Amerisure's obligations. Moreover, Amerisure has obtained the above described stop-loss policy from FFG. For the fiscal years ended December 31, 1994, September 30, 1995 and September 30, 1996, the Company received net payments of approximately $350,000, $448,000 and $350,000, respectively, through the sale of extended service contracts. Over the same period, Amerisure received an aggregate of approximately $850,000, all of which it has reserved against losses with respect to extended service contracts sold to the Company's customers. All of Amerisure's business resulted from the Company's sale of extended service contracts. Amerisure's underwriting losses and aggregate reinsurance costs will not be determinable until the end of each of the five-year extended service contracts sold prior to June 28, 1996. The Company is not affiliated with Ideal, FESC or FFG.

  Employment Arrangements. Executive management, store management and corporate administrative employees are employed by TBC Management, Ltd., a Texas limited partnership (the "Partnership"). The Partnership, in turn, has entered into a Management Agreement with the Company and its subsidiaries and invoices each company monthly for management services rendered. The general partner and 1.0% owner of the Partnership is the Company. The sole limited partner and 99.0% owner of the Partnership is T B C Management, Inc. (the "Delaware Company"), a Delaware company wholly owned by Travis Boats. The operations of the Partnership are accounted for on a consolidated basis with those of the Company. The Delaware Company's income results from distributions of the Partnership and is accordingly taxed under Delaware law. These arrangements allow the Company more easily to allocate costs among the various store locations and to reduce Texas franchise taxes.

  Certain Borrowings. On August 31, 1995, the Company borrowed $300,000 from Amerisure. The Company executed a promissory note in favor of Amerisure for the principal amount of $300,000, repayable at an interest rate of prime plus 0.25% per annum. The note has been paid in full.

  The Company borrowed a total of $150,000 from Joseph E. and Pat Simpson. Joseph E. Simpson is a director and principal stockholder of the Company. The Company borrowed $100,000 on October 11, 1994 and executed an unsecured promissory note for that amount. On January 31, 1995, the $100,000 note was renewed and extended until January 1, 1996. On March 31, 1995, the Company borrowed an additional $50,000 and executed a promissory note for that amount. Both notes were renewed and extended into one $150,000 note on August 31, 1995. The renewed and extended note provided for quarterly interest payments at an interest rate equal to the prime rate minus 0.25%, with the principal balance payable in full on October 1, 1996. The renewed and extended note has been paid in full.

  The Company borrowed $175,000 from Capital Commerce Reporter, Inc., a company owned by Joseph E. Simpson and E.D. Bohls, directors and principal stockholders of the Company. The loan was evidenced by two unsecured promissory notes, for $100,000 and $75,000. The notes were originally executed on August 10, 1994 and were renewed and extended on December 31, 1994 and on August 31, 1995. The renewed and extended notes provided for quarterly payments of interest only at a rate equal to the prime rate minus 0.25%, with the principal balance payable in full on October 1, 1996. These loans provided working capital to the Company at a lower cost than was available through its other existing banking relationships. The notes have been paid in full.

  E.D. Bohls, Jesse Cox, Robert C. Siddons, Joseph E. Simpson, Ronnie L. Spradling and Mark T. Walton, all of whom are stockholders and officers or directors of the Company, have each executed a personal guaranty of certain indebtedness of the Company. It is anticipated that such guaranties will be released upon refinancing or repayment of such indebtedness.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) List the following documents filed as part of the report.

         1.  Financial Statements:  None

         2.  Financial Statement Schedules:  None

         3.  Exhibits:

             Exhibit 27.1       Financial Data Schedule

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Austin, State of Texas, on January 27, 1997.

                                          TRAVIS BOATS AND MOTORS, INC.


                                          By: /s/Mark T. Walton
                                             ------------------------------
                                             Mark T. Walton
                                             Chairman of the Board and President


                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Mark T. Walton and Michael B. Perrine, and each of them, each with full power to act without the other, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Form 10-K/A and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person hereby ratifying and confirming that each of said attorneys-in-fact and agents or his substitutes may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities on the dates indicated:

        SIGNATURE                         TITLE                        DATE
        ---------                         -----                        ----
/s/ Mark T. Walton         Chairman of the Board and President   January 27, 1997
-----------------------    (Principal Executive Officer)
Mark T. Walton

/s/ Ronnie L. Spradling    Executive Vice President-New Store    January 27, 1997
------------------------   Development and Director
Ronnie L. Spradling

/s/ Michael B. Perrine     Chief Financial Officer               January 27, 1997
------------------------   (Principal Accounting and
Michael B. Perrine         Financial Officer)

/s/ E. D. Bohls            Director                              January 27, 1997
------------------------
E.D. Bohls


________________________   Director                              ----------, 1997
Robert C. Siddons


/s/ Joseph E. Simpson      Director                              January 27, 1997
------------------------
Joseph E. Simpson


________________________   Director                              ----------, 1997
Steven W. Gurasich, Jr.


________________________   Director                              ----------, 1997
Zach McClendon, Jr.