Form 10-Q
period 1996-12-31
TRAVIS BOATS & MOTORS INC
filed 1997-02-13
CIK 1012734

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended December 31, 1996

                                      OR

          [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
               TRANSITION PERIOD OF ________ TO ________.

                        Commission File Number 0-20757

                          TRAVIS BOATS & MOTORS, INC.
            (Exact name of registrant as specified in its charter)


TEXAS                                                  74-2024798
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)



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

Yes [ X ]   No  [_]


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Common Stock $.01 par value - 4,136,506 shares as of January 31, 1997.

Item 1. Financial Statements

Travis Boats & Motors, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)

                                                     December 31, September 30,
                                                          1996         1996
                                                      ----------   ----------
                                                      (unaudited)
ASSETS:
  Current assets:
      Cash and cash equivalents                        $  3,669     $   1,533
      Accounts receivable                                   933         1,331
      Inventories                                        32,755        20,554
      Prepaid expenses                                      227           102
      Deferred tax asset                                      0           161
                                                       --------      --------
         Total current assets                            37,584        23,681

  Property and equipment:
      Land                                                1,816         1,816
      Buildings and improvements                          4,939         4,909
      Furniture, fixtures and equipment                   2,302         1,847
                                                       --------      --------
                                                          9,057         8,572
      Less accumulated depreciation                      (2,179)       (2,025)
                                                       --------      --------
                                                          6,878         6,547

  Intangibles and other assets :
      Deferred tax asset                                    200            39
      Goodwill & noncompete agreements, net               1,883         1,063
      Other assets                                           25            20
                                                       --------      --------
         Total assets                                  $ 46,570      $ 31,350
                                                       ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
      Accounts payable                                 $    247      $    240
      Accrued liabilities                                   956         1,389
      Federal & state income taxes payable                  536           953
      Unearned revenue                                    1,008         1,174
      Current portion of notes payable and other
          short-term obligations                         20,476         4,661
                                                       --------      --------
         Total current liabilities                       23,223         8,417

  Notes payable, less current portion                     5,493         4,335

  Stockholders' equity
      Common Stock, $.01 par value, 50,000,000
      authorized 4,136,506 issued and outstanding
      at September 30,1996 and December 31, 1996             41            41
      Paid-in capital                                    11,527        11,527
      Retained earnings                                   6,286         7,030
                                                       --------      --------
         Total stockholders' equity                      17,854        18,598
                                                       --------      --------
         Total liabilities and stockholders' equity    $ 46,570      $ 31,350
                                                       ========      ========

      See notes to unaudited condensed consolidated financial statements

Travis Boats & Motors, Inc.and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except share data and stores open)

                                                         Three months ended
                                                            December 31,

                                                        1996           1995
                                                    ------------   ------------
Net sales......................................      $    5,451     $    3,564
Cost of goods sold.............................           4,110          2,616
                                                     ----------     ----------

Gross profit...................................           1,341            948

Selling, general and administrative............           2,140          1,551
Depreciation and amortization..................             184            126
                                                     ----------     ----------
                                                          2,324          1,677

Operating income...............................            (983)          (729)
Interest expense...............................            (214)          (276)
Other income...................................              (3)             2
                                                     ----------     ----------

Loss before income taxes.......................          (1,200)        (1,003)
Income tax benefit.............................            (456)          (361)
                                                     ----------     ----------

Net Loss.......................................            (744)          (642)
                                                     ==========     ==========

Net Loss per common share......................      $    (0.18)    $    (0.24)

Weighted average common shares outstanding.....       4,136,506      2,683,506
                                                     ==========     ==========

Stores open at end of period...................              15             12
                                                     ==========     ==========

      See notes to unaudited condensed consolidated financial statements

Travis Boats & Motors, Inc.and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flow
(in thousands)

                                                         Three months ended
                                                             December 31,

                                                            1996         1995
                                                         ----------   ----------
Operating activities:
Net Loss                                                 $    (744)   $    (642)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization.....................         184          126
    Changes in operating assets and liabilities
        Decrease in accounts receivable...............         398          557
        (Increase) in prepaid expenses................        (125)         (37)
        (Increase) in inventories.....................      (9,938)     (12,150)
        (Increase) in other assets....................          (5)         (39)
        Increase in accounts payable..................           7          235
        (Decrease) in accrued liabilities.............        (433)        (434)
        (Decrease) in income tax benefit..............        (417)        (698)
        (Decrease) in unearned revenue................        (166)           0
                                                         ---------    ----------
    Net Cash used in by operating activities..........     (11,239)     (13,082)

    Investing Activities:
    Purchase of businesses............................      (3,428)        (329)
    Purchase of property and equipment................        (170)        (574)
                                                         ---------    ---------
    Net cash used in investing activities                   (3,598)        (903)

    Financing activities:
    Net increase in notes payable and other
        short term obligations........................      16,973       13,662
                                                         ---------    ---------
    Net cash provided by financing activities.........      16,973       13,662
    Increase in cash and cash equivalents.............       2,136         (323)
    Cash and cash equivalents, beginning of period....       1,533          996
                                                         ---------    ---------
    Cash and cash equivalents, end of period..........   $   3,669    $     673
                                                         =========    =========

      See notes to unaudited condensed consolidated financial statements

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Travis Boats & Motors, Inc. and subsidiaries (collectively, the "Company") without audit. In the opinion of management, such financial statements include all adjustments (consisting of only recurring accruals) necessary to present fairly the financial position at December 31, 1996; and the interim results of operations and cash flows for the three month periods ended December 31, 1996 and 1995. The condensed consolidated balance sheet at September 30, 1996, presented herein, has been prepared from the audited consolidated financial statements of the Company for the fiscal year then ended.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended September 30, 1996. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the fiscal year ended September 30, 1996.

The results of operations for the three month period ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - NET INCOME PER COMMON SHARE

Net income per common share is based on the weighted average number of common shares outstanding during the periods. The effect of the Common Stock equivalents is not significant.

NOTE 3 - INITIAL PUBLIC OFFERING OF COMMON STOCK

On June 27, 1996, the Company consummated an initial public offering of 1,890,500 shares of Common Stock at the price of $9.00 per share. Of the 1,890,500 shares sold, 1,453,000 shares were sold by the Company (including 140,500 shares sold pursuant to an over-allotment option) and 437,500 shares were sold by certain shareholders. Net proceeds to the Company were approximately $10.3 million.

NOTE 4 - STOCKHOLDERS' EQUITY

In November 1995, the Board of Directors of the Company approved a 15 for 1 stock dividend for stockholders of record as of November 8, 1995.

Effective December 14, 1995, the Company changed the stated par value of each share of common stock from $.10 to $.01. The condensed consolidated financial statements have been restated to retroactively reflect the change in par value.

In May 1996, the Board of Directors of the Company approved a 1 for 3 stock dividend for stockholders of record as of May 3, 1996. All share amounts presented in these condensed consolidated financial statements have been restated retroactively to reflect the above stock dividends and change in par value.

NOTE 5 - ACQUISITIONS

Clay's Boats and Motors, Inc.

Effective December 1, 1995, the Company acquired certain assets of Clay's Boats and Motors, Inc. (''Clay's'') in New Iberia, Louisiana. The assets acquired included furniture, fixtures and equipment, all parts and accessories, all leasehold improvements and certain other assets. The purchase price was $328,741, of which $262,687 was paid in cash and $66,054 was financed by the issuance of a note payable to the seller.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of Clay's have been included in the consolidated financial statements from the date of acquisition. The purchase price ($328,741) has been allocated to the tangible net assets acquired ($240,669) and the resulting excess purchase price ($88,072) was assigned to goodwill.

North Alabama Watersports, Inc.

Effective October 3, 1996, the Company acquired certain assets of North Alabama Watersports, Inc. (''NAWS''). This acquisition included boat, motor and trailer inventory, parts and accessories inventory, and furniture, fixtures and equipment. The purchase price was $892,255, of which $79,707 was financed by the issuance of notes payable to the seller.

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

Tri-Lakes Marine, Inc.

Effective November 1, 1996, the Company acquired Tri-Lakes Marine, Inc. (''Tri-Lakes'') with retail store locations in Tennessee and Alabama. The acquisition included boat, motor and trailer inventory, parts and accessories inventory, and furniture, fixtures and equipment. The purchase price was $1,242,924, of which $642,924 was paid in cash and $600,000 was financed by the issuance of a note payable to the seller.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of Tri-Lakes have been included in the consolidated financial statements from the date of acquisition. The purchase price ($1,242,924) and liabilities assumed ($1,937,279) have been allocated to the tangible net assets acquired ($2,536,092) based on their respective fair values at the date of acquisition. The resulting excess purchase price ($644,111) was allocated to a noncompete agreement and goodwill.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General
-------

Travis Boats & Motors, Inc. (''Travis Boats'' or the ''Company'') is a leading multi-state superstore retailer of recreational boats, motors, trailers and related marine accessories in the southern United States. The Company, which currently operates 15 stores under the name Travis Boating Center in Texas, Arkansas, Louisiana, Alabama and Tennessee, differentiates itself from competitors by providing customers a unique superstore shopping experience that showcases a broad selection of high quality boats, motors, trailers and related marine accessories at firm, clearly posted low prices. Each superstore also offers complete customer service and support, including in-house financing programs and full-service repair facilities staffed by factory-trained mechanics.

Since its founding in 1979 as a single retail store in Austin, Texas, the Company has grown both through acquisitions and the establishment of new store locations. During the 1980's, the Company expanded into the Texas markets of San Antonio, Midland, Dallas and Abilene. It was during this initial period of expansion that the Company began developing the systems necessary to manage a multi-store operation and leveraging the economies of scale associated with volume purchasing. The Company's success in these areas led to the proprietary Travis Edition packaging concept and the Company's pricing philosophy. Since 1991, Travis Boats has opened or acquired (through asset purchases) ten additional store locations: Texas (3), Arkansas (2), Louisiana (2), Alabama (2) and Tennessee (1).

The Company sells approximately 40 different models of brand-name fishing, water-skiing and general recreational boats, along with motors, trailers, accessories and related equipment. Personal watercraft, off-shore fishing boats and cabin cruisers are also offered for sale at selected store locations. The Company custom designs and pre-packages combinations of popular brand-name boats, such as Aquasport, Cajun and Larson, with Johnson outboard and other motors, trailers and numerous accessories, under its proprietary Travis Edition product line. These signature Travis Edition packages, which account for the vast majority of total new boat sales, have been designed and developed in coordination with the manufacturers and often include distinguishing features and accessories that have historically been unavailable to, or listed as optional by, many competitors. These factors enable the Company to provide the customer with an exceptional product that is competitively priced and conveniently packaged for immediate enjoyment.

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


Results of Operations
---------------------

Three Months Ended December 31, 1996 Compared to the Three Months Ended December 31, 1995

Net sales.   Net sales increased by 53.1% to $5.45 million in the first quarter of fiscal 1997 from $3.56 million in the first quarter of fiscal 1996. Of this increase, $341,000 was attributable to a 14.4% growth in comparable store sales (eight stores in base, three of which have not yet been converted to superstore standards), $669,000 was from stores not yet in the comparable store base and $890,000 of the increase was related to the three store locations acquired in October and November of 1996. General growth in overall sales volume was in part the result of the increased number of stores in operation during the period, mild weather conditions and volume client sales derived from the newly acquired Winchester, Tennessee store. The Winchester store location will have two distinct types of sales - local retail (similar to the traditional Travis Boating Center superstore) and volume client sales. Volume client sales are typically non-packaged products (ie not Travis Editions) sold below the Company's standard profit margins. It is anticipated that this location will be the only one of our existing stores that will have this component as a material part of its operations.

Historically, during the quarter ended December 31 the Company, as well as the industry, experiences a broad seasonal slowdown in sales. In this quarter the Company finalizes its product line-up and pricing in preparation for the selling season which begins with boat and recreation shows occuring in January and February.

Gross profit.   Gross profit increased by 41.4% to $1.34 million in the first quarter of fiscal 1997 from $948,000 in the first quarter of fiscal 1996. Gross profit as a percent of sales decreased to 24.6% in the first quarter of fiscal
1997 from 26.6% in the first quarter of fiscal 1996.   The decrease in gross
profit as a percent of sales was primarily related to the wholesale business derived from the Winchester store. While it is anticipated that the vast majority of sales from Winchester will be retail sales resulting in the Company's typical gross profit margins, certain sales from the store will include loose engines and bulk oil on a wholesale basis. During the recently completed first quarter, the majority of sales from the Winchester store were wholesale. However, the store is expected to produce less than $5.0 million in wholesale transactions in fiscal 1997 and this level of wholesale transactions is not expected to have a material impact on the overall Company gross profit margin.

Net sales attributable to F&I Products, which have a significant impact on the gross profit margin, contributed $174,000, or 13.0%, of total gross profit in the first quarter of fiscal 1997, as compared to $155,000, or 16.4%, of total gross profit for the first quarter of fiscal 1996. Net sales attributable to F&I Products are reported on a net basis and therefore all of such sales contribute directly to the Company's gross profit. The costs associated with the sale of F&I Products are included in selling, general and administrative expenses.

Selling, general and administrative expenses.   Selling, general and
administrative expenses increased by 38% to $2.14 million in first quarter of fiscal 1997 from $1.55 million for the first quarter of fiscal 1996. Selling, general and administrative expenses as a percent of net sales decreased to 39.3% in the first quarter of fiscal 1997 from 43.5% for the first quarter of fiscal 1996. This decrease in selling, general and administrative expenses as a percent of net sales was the result of the economies of operating a larger store base with an expanded regional market presence, particularly in the leveraging of advertising, insurance, rents and depreciation/amortization expenses. The dollar increase in selling, general and administrative expenses was primarily attributable to increased expenses associated with the operation of a larger store network.

Interest expense.   Interest expense, in actual dollars, decreased by 22.5% to
$214,000 in first quarter of fiscal 1997 from $276,000 in the first quarter of fiscal 1996. Interest expense as a percent of net sales decreased to 3.9% in the first quarter of fiscal 1997 from 7.8% in the same quarter of fiscal 1996. Effective with the funding of the Company's Initial Public Offering in late June of 1996, the Company reduced certain revolving indebtedness and certain long term indebtedness. This reduction of debt provided for a corresponding decrease in interest expense and its percentage decrease as a percent of net sales. The Company intends to reborrow under its revolving credit lines as necessary to fund future acquisitions and to support working capital needs. See ''Liquidity and Capital Resources.''

Net loss.   The Company experienced a net loss of  $744,000 for the first quarter of fiscal 1997. This represents an increase of 15.9% from the net loss of $642,000 in the first quarter of fiscal 1996. The net loss as a percent of sales was 13.7% and 18.0% for the first quarter of fiscal 1997 and 1996, respectively.


Liquidity and Capital Resources
-------------------------------

The Company's short-term cash needs are primarily for working capital to support operations, including inventory requirements, off-season liquidity and store expansion. These short-term cash needs have historically been financed with cash from operations and borrowings under the Company's credit facilities. At December 31, 1996, the Company had working capital of $14.36 million, including $933,000 in accounts receivable (primarily contracts in transit from sales) and $32.76 million in inventories, offset by approximately $1.20 million of accounts payable and accrued liabilities, and $22.02 million in other short-term liabilities including current maturities of long-term debt. As of December 31, 1996, the aggregate maximum borrowing limits under floor plan and working capital lines of credit were approximately $37.0 million.

Operating activities utilized cash flows of $11.24 million for the first quarter of fiscal 1997 due primarily to the net loss of $744,000 and a net increase of $9.94 million in inventories. In addition to inventory from the three store locations acquired in October and November, it is during this first fiscal quarter that the Company builds inventory levels to support the selling season which begins with the January and February boat shows (see "Seasonality").

Financing activities in the first quarter of fiscal 1997 provided $16.97 million of cash flows primarily from the net proceeds of advances under the Company's revolving lines of credit. These advances were used to fund the build-up in inventories and certain acquisition expenses. Effective December 12, 1996, the Company entered into a new $15.0 million revolving line of credit agented by NationsBank of Texas, N.A. This credit facility replaces the previously existing floor plan lines of credit and revolving credit lines totalling approximately $13.8 million with Hibernia National Bank and NationsBank. The line provides for borrowing pursuant to a borrowing formula based upon certain of the Company's inventory and accounts receivable. Collateral consists of a security interest in specific inventories (and proceeds thereof), accounts receivable and contracts in transit. The line is annually renewable with the initial maturity on October 31, 1997. Pricing is at the prime rate minus .375%, with a fee of .125% on the unfunded portion to be assessed quarterly. A comprehensive loan agreement governs the line of credit. The agreement contains financial covenants regulating debt service coverages, tangible net worth, operating leverage and restrictions on dividends or distributions. As of December 31, 1996, $12,000,000 was drawn on the revolving line and management believes the Company to be in compliance with the terms and conditions of this loan agreement.

The Company also maintains floor plan lines of credit with various finance companies providing approximately $25.0 million in credit limits. These floor plan lines generally have no stated maturity and utilize subsidies from manufacturers to provide for certain interest free periods each calendar year (usually August through May). Certain of these floor plan lines of credit with finance companies are governed by loan agreements containing various financial covenants concerning, among others, ratios governing tangible net worth and leverage. As of December 31, 1996, approximately $8,439,000 was outstanding under these floor plan lines and management believes the Company was in compliance with the terms and conditions of these loan agreements.

Merchandise inventories were $32.76 million and $20.55 million as of December 31, 1996 and September 30, 1996, respectively. Costs in excess of net assets acquired increased by approximately $820,000 to $1.88 million in the first quarter of fiscal 1997 due to the acquisitions of NAWS and Tri-Lakes.

The Company had net capital expenditures of approximately $3.60 million in the first quarter of fiscal 1997. During the quarter the Company acquired substantially all of the assets of NAWS and Tri-Lakes whcih accounted for approximately $3.43 million of the capital expenditures. The Company also updated certain facilities with its standard superstore trade dress awnings and neon. The acquisition related capital expenditures were substantially financed with advances made under the Company's revolving credit lines. Additionally, certain sellers in the NAWS and Tri-Lakes acquisitions have provided long term debt at fixed interest rates in connection with those acquisitions.

The Company's revolving credit facility, floor plan lines of credit and internally generated working capital are expected by the Company's management to be sufficient to meet the Company's cash requirements at least through fiscal 1997.

Seasonality
-----------

The Company's business, as well as the sales demand for various types of boats, tends to be highly seasonal. Strong sales typically begin in January with the onset of the public boat and recreation shows, and continue through July. During the fiscal year and the 12 months ended September 30, 1996 and 1995, respectively, net sales for the quarterly periods ended March 31 and June 30 represented in excess of 29% and 39%, respectively, of the Company's annual net sales. With regard to net income, the Company historically generates profits in three of its fiscal quarters and experiences operating losses in the quarter ended December 31 due to a broad seasonal slowdown in sales. During the quarter ended September 30, inventory typically reaches its lowest levels and accumulated cash reserves reach the highest levels. During the quarter ended December 31, the Company generally builds inventory levels in preparation for the selling season which begins with boat and recreation shows occurring in January and February in certain market areas in which the Company conducts business. Travis Boats' operating results would be materially and adversely affected if net sales were to fall significantly below historical levels during the months of January through June.

Cautionary Statement for purposes of the Safe Harbor Provisions of the Private
------------------------------------------------------------------------------
Securities Litigation Reform Act of 1995.
-----------------------------------------

Other than statements of historical fact, all statements contained in this quarterly Report on Form 10-Q or in documents incorporated herein may contain forward-looking statements. Forward-looking statements in this Report generally are accompanied by words such as ''anticipate,'' ''believe,'' ''estimate,'' ''project,'' ''of the opinion that,'' ''expect'' or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations are accurate. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include the risks described under ''Risk Factors'' in the Report on Form 10-K filed by the Company for the fiscal year ended September 30, 1996 and the Registration Statement filed on Form S-1 filed in conjunction with the Company's initial public offering in June of 1996. All forward-looking statements in this 10-Q Report are expressly qualified in their entirety by the cautionary statements in this paragraph and the referenced filings.

                          PART II. OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8 - K
(a) Exhibits - 27 Financial Data Schedule

(b) Reports on Form 8 - K
    No reports on Form 8 - K have been filed during the quarter for which this report is filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date: February 13, 1997                       Travis Boats & Motors, Inc.


                                           By:/s/ MICHAEL B. PERRINE
                                              -------------------------------
                                              Michael B. Perrine
                                              Chief Financial Officer,
                                               Treasurer and Secretary
                                               (Principal Accounting and
                                               Financial Officer)