Form 10-Q
period 1997-03-31
TRAVIS BOATS & MOTORS INC
filed 1997-05-15
CIK 1012734

			SECURITIES AND EXCHANGE COMMISSION
			     Washington, D.C. 20549
				   Form 10-Q

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	     OF THE SECURITIES EXCHANGE ACT OF 1934

	     For the Quarterly Period Ended March 31, 1997

				       OR

     [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
	     OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
	     TRANSITION PERIOD OF ________ TO ________.

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

Yes [ X ]   No  [  ]


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Common Stock $.01 par value - 4,136,506 shares as of April 30, 1997.

   Item 1. Financial Statements

   Travis Boats & Motors, Inc. and Subsidiaries
   Condensed Consolidated Balance Sheets
    ( in thousands, except share data )

							    March 31,  September 30,
							      1997         1996
							    ---------    ---------
							   (unaudited)
   ASSETS:
      Current assets:
	 Cash and cash equivalents                            $4,179       $1,533
	 Accounts receivable                                   6,051        1,331
	 Inventories                                          34,316       20,554
	 Prepaid expenses/other                                  170          263

	    Total current assets                              44,716       23,681

      Property and equipment:
	 Land                                                  1,816        1,816
	 Buildings and improvements                            5,696        4,909
	 Furniture, fixtures and equipment                     2,529        1,847

							      10,041        8,572
	 Less accumulated depreciation                        (2,361)      (2,025)


							       7,680        6,547
      Intangibles and other assets :
	 Goodwill & noncompete agreements, net                  2,524       1,063
	 Other assets                                             227          59

	    Total assets                                     $55,147      $31,350


   LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
	 Accounts payable                                       $909         $240
	 Accrued liabilities                                   2,241        1,389
	 Federal & state income taxes payable                  1,099          953
	 Unearned revenue                                        994        1,174
	 Current portion of notes payable and other           24,930        4,661
	       short-term obligations
	    Total current liabilities                         30,173        8,417

      Notes payable, less current portion                      5,800        4,335

      Stockholders' equity
	 Common Stock, $.01 par value, 50,000,000 authorized
	       4,136,506 issued and outstanding at
	       September 30,1996 and March 31, 1997               41           41
	 Paid-in capital                                      11,527       11,527
	 Retained earnings                                     7,606        7,030

	    Total stockholders' equity                        19,174       18,598

	    Total liabilities and stockholders' equity       $55,147      $31,350

	    See notes to unaudited condensed consolidated financial statements

Travis Boats & Motors, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except share data and stores open)

						Three months ended      Six months ended
						    March 31,              March 31,

						 1997       1996        1997       1996
					       --------    -------    ---------  ---------
Net sales....................................  $24,273    $18,453      $29,724    $22,017
Cost of goods sold...........................   17,869     13,830       21,979     16,446

Gross profit.................................    6,404      4,623        7,745      5,571

Selling, general and administrative..........    3,638      2,751        5,778      4,302
Depreciation and amortization................      237        136          421        262
						 3,875      2,887        6,199      4,564

Operating income.............................    2,529      1,736        1,546      1,007
Interest expense.............................     (415)      (393)        (629)      (669)
Other income.................................       (6)        30           (9)        32

Income before income taxes...................    2,108      1,373          908        370
Provision for income taxes...................      788        488          332        127

Net Income...................................   $1,320       $885         $576       $243

Net Income per common share..................    $0.32      $0.32        $0.14      $0.08

Weighted average common shares outstanding... 4,136,506  2,683,506    4,136,506  2,683,506

Stores open at end of period.................       16         12           16         12


	See notes to unaudited condensed consolidated financial statements

     Travis Boats & Motors, Inc.and Subsidiaries
     Unaudited Condensed Consolidated Statements of Cash Flow
     (in thousands)

								  Six months ended
								      March 31,

								   1997         1996
								--------      --------
     Operating activities:
     Net Income                                                    $576         $243
     Adjustments to reconcile net income to net cash used in
       operating activities:
	Depreciation and amortization.........................      421          262
	Changes in operating assets and liabilities
	   (Increase) in accounts receivable..................   (4,720)      (3,409)
	   (Increase) in prepaid expenses.....................      (68)         (83)
	   (Increase) in inventories..........................  (11,144)     (14,332)
	   (Increase) in other assets.........................       (7)        (159)
	   Decrease in deferred tax asset.....................        0           60
	   Increase in accounts payable.......................      669          274
	   Increase in accrued liabilities....................      852           49
	   Increase/(Decrease) in income taxes payable........      146          (89)
	   Increase/(Decrease) in unearned revenue............     (180)       2,770
								--------     --------
	Net Cash used in by operating activities..............  (13,455)     (14,414)

	Investing Activities:
	Purchase of businesses................................   (4,492)        (263)
	Purchase of property and equipment....................   (1,141)        (883)
								 -------     --------
	Net cash used in investing activities                    (5,633)      (1,146)

	Financing activities:
	Net increase in notes payable and other short term       21,734       15,229
	obligations                                             --------     --------

	Net cash provided by financing activities.............   21,734       15,229
	Increase/(Decrease) in cash and cash equivalents......    2,646         (331)
	Cash and cash equivalents, beginning of period........    1,533          996
								--------     --------
	Cash and cash equivalents, end of period..............   $4,179         $665
								========     ========

	      See notes to unaudited condensed consolidated financial statements

		NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

				 MARCH  31, 1997

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Travis Boats & Motors, Inc. and subsidiaries (collectively, the "Company") without audit. In the opinion of management, such financial statements include all adjustments (consisting of only recurring accruals) necessary to present fairly the financial position at March 31, 1997; and the interim results of operations and cash flows for the six month periods ended March 31, 1997 and 1996. The condensed consolidated balance sheet at September 30, 1996, presented herein, has been prepared from the audited consolidated financial statements of the Company for the fiscal year then ended.

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

The results of operations for the six month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - NET INCOME PER COMMON SHARE

Net income per common share is based on the weighted average number of common shares outstanding during the periods. The effect of the Common Stock equivalents is not significant.

NOTE 3 - INITIAL PUBLIC OFFERING OF COMMON STOCK

On June 27, 1996, the Company consummated an initial public offering of 1,890,500 shares of Common Stock at the price of $9.00 per share. Of the 1,890,500 shares sold, 1,453,000 shares were sold by the Company (including 140,500 shares sold pursuant to an over-allotment option) and 437,500 shares were sold by certain shareholders. Net proceeds to the Company were approximately $11.5 million.

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


NOTE 5 - ACQUISITIONS

 Clay's Boats and Motors, Inc. ("Clay's")

Effective December 1, 1995, the Company acquired certain assets of Clay's Boats and Motors, Inc. in New Iberia, Louisiana. The assets acquired included furniture, fixtures and equipment, parts and accessories inventory, all leasehold improvements and certain other assets. The purchase price was $328,741, of which $262,687 was paid in cash and $66,054 was financed by the issuance of a note payable to the seller.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of Clay's have been included in the consolidated financial statements from the date of acquisition. The purchase price ($328,741) has been allocated to the tangible net assets acquired ($240,669) based on their respective fair values at the date of acquisition. The resulting excess purchase price ($88,072) was allocated to non-compete agreements and goodwill.

North Alabama Watersports, Inc. ("NAWS")

Effective October 3, 1996, the Company acquired certain assets of North Alabama Watersports, Inc. in Florence, Alabama. This acquisition included boat, motor and trailer inventory, parts and accessories inventory, and furniture, fixtures and equipment. The purchase price was $892,255, of which $79,707 was financed by the issuance of a note payable to the seller.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of NAWS have been included in the consolidated financial statements from the date of acquisition. The purchase price ($892,255) has been allocated to the tangible net assets acquired ($687,255) based on their respective fair values at the date of acquisition. The resulting excess purchase price ($205,000) was allocated to noncompete agreements and goodwill.

Tri-Lakes Marine, Inc. ("Tri-Lakes")

Effective November 1, 1996, the Company acquired certain assets of Tri-Lakes Marine, Inc. with retail store locations in Tennessee and Alabama. This acquisition included boat, motor and trailer inventory, parts and accessories inventory, and furniture, fixtures and equipment. The purchase price was $1,242,924, of which $642,924 was paid in cash and $600,000 was financed by the issuance of notes payable to the seller.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of Tri-Lakes have been included in the consolidated financial statements from the date of acquisition. The purchase price ($1,242,924) and liabilities assumed ($1,937,279) have been allocated to the tangible net assets acquired ($2,536,092) based on their respective fair values at the date of acquisition. The resulting excess purchase price ($644,111) was allocated to noncompete agreements and goodwill.


Bent's Marine, Inc. ("Bent's")

Effective February 19, 1997, the Company acquired certain assets of Bent's Marine, Inc. in Metairie, Louisiana. This acquisition included boat, motor and trailer inventory, parts and accessories inventory, and furniture, fixtures and equipment. The purchase price was $1,518,550, of which $1,063,671 was paid in cash and $454,879 was financed by the issuance of a note payable to the seller.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of Bent's have been included in the consolidated financial statements from the date of acquisition. The purchase price ($1,518,550) has been allocated to the tangible assets acquired ($839,627) based on their respective fair values at the date of acquisition. The resulting excess purchase price ($678,923) was allocated to noncompete agreements and goodwill.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
`                  AND RESULTS OF OPERATIONS.

General

Travis Boats & Motors, Inc. (''Travis Boats'' or the ''Company'') is a leading multi-state superstore retailer of recreational boats, motors, trailers and related marine accessories in the southern United States. The Company, which currently operates 16 stores under the name Travis Boating Center in Texas, Arkansas, Louisiana, Alabama and Tennessee, differentiates itself from competitors by providing customers a unique superstore shopping experience that showcases a broad selection of high quality boats, motors, trailers and related marine accessories at firm, clearly posted low prices. Each superstore also offers complete customer service and support, including in-house financing programs and full-service repair facilities staffed by factory-trained mechanics.

Since its founding in 1979 as a single retail store in Austin, Texas, the Company has grown both through acquisitions and the establishment of new store locations. During the 1980's, the Company expanded into the Texas markets of San Antonio, Midland, Dallas and Abilene. It was during this initial period of expansion that the Company began developing the systems necessary to manage a multi-store operation and leveraging the economies of scale associated with volume purchasing. The Company's success in these areas led to the proprietary Travis Edition packaging concept and the Company's pricing philosophy. Since 1991, Travis Boats has opened or acquired (through asset purchases) eleven additional store locations within the following states: Texas (3), Arkansas (2), Louisiana (3), Alabama (2) and Tennessee (1).

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

Results of Operations

Quarter Ended, March 31, 1997 Compared to the Quarter Ended, March 31, 1996 and Six Months Ended, March 31, 1997 Compared to the Six Months Ended March 31, 1996

Net sales.   Net sales increased by 31.5% to $24.3 million in the second quarter of fiscal 1997 from $18.5 million in the second quarter of fiscal 1996. For the six months ended, March 31, 1997, net sales increased by 35.0% to $29.7 million from $22.0 million during the same period of the prior year. Of the increases in net sales, approximately $490,000 and $723,000 were attributable to a 3.4% and 6.3% growth in comparable store sales for the quarter (nine stores in base, three of which have not yet been converted to superstore standards) and six months (six stores in base) ended March 31 1997, respectively. For the quarter and six months ended March 31, 1997, respectively, approximately $5.5 million and $6.4 million of the increases in net sales were related to the four store locations acquired thus far in fiscal 1997. General growth in overall sales volume was primarily the result of the increased number of stores in operation during the periods, mild weather conditions (particularly in the first fiscal quarter), the participation in additional season opening boat and recreation shows and volume client sales derived from the newly acquired Winchester, Tennessee store. The Winchester store location has two distinct types of sales - local retail (similar to the traditional Travis Boating Center superstore) and volume client sales. Volume client sales are typically non-packaged products (ie not Travis Editions) sold below the Company's standard profit margins. It is anticipated that this location will be the only of our existing stores that will have a volume client sales component as a material part of its operations.

Historically, the Company's first fiscal quarter represents its slowest quarter in terms of sales demand. This is historically followed a broad seasonal increase in sales by both the Company and the industry as a whole in the quarter
ending on March 31.   In this quarter, the Company participates in boat and
recreation shows in and around its major markets and further stocks its inventory lines to support its primary selling season.

Gross profit.   Gross profit increased by 38.5% to $6.4 million in the second quarter of fiscal 1997 from $4.6 million in the same quarter of fiscal 1996, while gross profit as a percent of sales increased to 26.4% from 25.1% during the same periods. For the six months ended, March 31, 1997, gross profit increased 39.0% to $7.7 million from $5.6 million in the same period of the prior year, while the gross profit as a percent of sales increased to 26.1% from 25.3%. These increases in gross profit as a percent of sales were primarily related to enhanced revenues attributable to traditionally higher gross profit sales categories such as: F&I income, over the counter sales of parts & accessories and service labor, as well as an overall favorable mix of boats sold. While the gross profit margin has reflected improvement as a percent of sales, it has been offset somewhat by the sales to high volume clients through the Winchester, Tennessee store location. During the recently completed second quarter and six months ended March 31, 1997, approximately $1.5 and $1.8 million in sales, respectively, from the Winchester store were volume client sales. However, the Winchester store is expected to generate less than $5.0 million in volume client transactions during fiscal 1997, a level not expected to have a material impact on the Company's targeted gross profit margin.

Net sales attributable to F&I Products, which have a significant impact on the gross profit margin, contributed $1,242,000, or 19.4%, of total gross profit in the second quarter of fiscal 1997, as compared to $799,000 or 17.3%, of total gross profit for the second quarter of the prior fiscal year. For the six months ended, March 31, 1997, net sales attributable to F&I Products accounted for $1,416,000, or 18.3% of the total gross proifit, compared to $954,000, or 17.1%, for the same period of the prior year. Net sales attributable to F&I Products are reported on a net basis, therefore, all of such sales contribute directly to the Company's gross profit. The costs associated with the sale of F&I Products are included in selling, general and administrative expenses.


Selling, general and administrative expenses.   Selling, general and
administrative expenses increased by 32.2% to $3.6 million in second quarter of fiscal 1997 from $2.8 million for the second quarter of fiscal 1996. Selling, general and administrative expenses as a percent of net sales increased to 14.99% in the second quarter of fiscal 1997 from 14.91% for the second quarter of fiscal 1996. This increase in selling, general and administrative expenses as a percent of net sales was primarily attributable to costs of participating in additional season opening boat and recreation shows, the start up costs associated with the four stores acquired thus far in fiscal 1997 and the expenses of operating a larger store base with an expanded regional market presence. Selling, general and administrative expenses in dollars increased by 34.3% to $5.8 million for the six months ended March 31, 1997, versus $4.3
million in the same period of the prior fiscal year.   However, as a percent of
net sales, selling, general and administrative expenses for the six months ended March 31, 1997 declined marginally to 19.4% from 19.5% for the same period of the prior year due primarily to the overall increase in net sales.

Depreciation and amortization expenses increased in the quarter and for the six months ended, March 31, 1997, primarily as a result of the expenses attributable to the acquisitions which occurred thus far in fiscal 1997, and through the capitalization of costs associated with the conversion of certain existing stores to superstore standards.

Interest expense.   Interest expense, in actual dollars, increased by 5.6% to
$415,000 in second quarter of fiscal 1997 from $393,000 in the second quarter of fiscal 1996. However, interest expense as a percent of net sales decreased to 1.7% in the second quarter of fiscal 1997 from 2.1% in the same quarter of fiscal 1996. The dollar increase was reflective of increased revolving line of credit borrowings to fund the Bent's Marine, Inc. acquisition, the further stocking of Travis Edition inventory in the other recent acquired stores and to support working capital needs. Effective with the funding of the Company's Initial Public Offering in late June of 1996, the Company reduced certain revolving indebtedness and certain long term indebtedness. This reduction of debt, and a reduction in the Company's revolving line of credit interest rate, provided for the corresponding decrease in both interest expense dollars (totalling $629,000) and as a percent of net sales (2.1%) for the six months ended, March 31, 1997 versus the same period of the prior year (totalling $669,000 and 3.0% of net sales, respectively). See ''Liquidity and Capital Resources.''

Net Income.   The Company experienced a net profit of $1.3 million for the second quarter of fiscal 1997. This represents an increase of 49.2% from the net profit of $885,000 in the second quarter of fiscal 1996. The net profit as a percent of sales was 5.4% and 4.8% for the second quarter of fiscal 1997 and 1996, respectively. For the six months ended, March 31, 1997, net income increased by 137.0% to $576,000 from $243,000 in the same period prior year.
The improved net income has been the result of the Company generating higher net sales levels while attaining higher gross profit margins and containing interest and selling, general and administrative expenses.

Liquidity and Capital Resources

The Company's short-term cash needs are primarily for working capital to support operations, including inventory requirements, off-season liquidity and store expansion. These short-term cash needs have historically been financed with cash from operations and borrowings under the Company's credit facilities. At
March 31, 1997, the Company had working capital of $14.5 million, including
$6.1 million in accounts receivable (primarily contracts in transit from sales) and $34.3 million in inventories, offset by approximately $3.2 million of accounts payable and accrued liabilities, and $24.9 million in other short-term liabilities including current maturities of long-term debt. As of March 31, 1997, the aggregate maximum borrowing limits under floor plan and working capital lines of credit were approximately $40.0 million.

Operating activities utilized cash flows of $13.5 million for the first six months of fiscal 1997 due primarily to the net increases of $11.2 million in inventories and $4.7 million in accounts receivable. In addition to inventory from the four store locations acquired thus far in fiscal 1997, it is during this first and second fiscal quarter that the Company builds inventory levels to support the selling season which begins with the January and February boat shows (see "Seasonality"). Large retail contracts in transit from sales were the result of the increased accounts receivable levels reported at March 31, 1997.

Financing activities for the six months ended March 31, 1997 provided $21.7 million of cash flows primarily from the net proceeds of advances under the Company's revolving and floorplan lines of credit. These advances were used to fund the build-up in inventories and certain acquisition expenses. Effective December 12, 1996, the Company entered into a new $15.0 million revolving line of credit agented by NationsBank of Texas, N.A. This credit facility replaces the previously existing floor plan lines of credit and revolving credit lines totalling approximately $13.8 million with Hibernia National Bank and NationsBank. The line provides for borrowing pursuant to a borrowing formula based upon certain of the Company's inventory and accounts receivable. Collateral consists of a security interest in specific inventories (and proceeds thereof), accounts receivable and contracts in transit. The line is annually renewable with the initial maturity on October 31, 1997. Pricing is at the prime rate minus .375%, with a fee of .125% on the unfunded portion to be assessed quarterly. A comprehensive loan agreement governs the line of credit. The agreement contains financial covenants regulating debt service coverages, tangible net worth, operating leverage and restrictions on dividends or distributions. As of March 31, 1997, $13.0 million was drawn on the revolving line and management believes the Company to be in compliance with the terms and conditions of this loan agreement.

The Company also maintains floor plan lines of credit with various finance companies providing approximately $25.0 million in credit limits. These floor plan lines generally have no stated maturity and utilize subsidies from manufacturers to provide for certain interest free periods each calendar year (usually August through May). Certain of these floor plan lines of credit with finance companies are governed by loan agreements containing various financial covenants concerning, among others, ratios governing tangible net worth and leverage. As of March 31, 1997, approximately $11.2 million was outstanding under these floor plan lines and management believes the Company was in compliance with the terms and conditions of these loan agreements.

Merchandise inventories were $34.3 million and $20.6 million as of March 31, 1997 and September 30, 1996, respectively. Costs in excess of net assets acquired increased by approximately $1.5 million to $2.5 million in the first six months of fiscal 1997 due to the acquisitions of the additional four store loactions thus far in fiscal 1997.

The Company had net capital expenditures of approximately $5.55 million in the first six months of fiscal 1997. During the quarter the Company acquired substantially all of the assets of North Alabama Watersports, Inc., Tri-Lakes Marine, Inc. and Bent's Marine, Inc. which accounted for approximately $4.49 million of the capital expenditures. The Company also updated certain facilities with its standard superstore trade dress awnings and neon. The acquisition related capital expenditures were substantially financed with advances made under the Company's revolving credit lines. Additionally, certain sellers in the recent acquisitions have provided long term debt at fixed interest rates in connection with those acquisitions.

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

Reliance on Manufacturers and Other Key Vendors

The Company's success is dependent upon its relationship with, and favorable pricing relationships from, a limited number of major manufacturers. In the event these arrangements were to change or terminate for any reason, including changes in competitive, regulatory or marketing practices, the Company's business, financial condition and results of operations could be adversely affected.

As is typical in the industry, the Company deals with each of its manufacturers pursuant to a cancellable, annually renewable, non-exclusive, dealer agreement that does not contain any contractural provisions concerning product pricing or required purchasing levels. Pricing is generally established on a model year basis, but is subject to change at the manufacturer's sole discretion.

The Company purchased approximately 100% of its outboard motors in fiscal years 1995 and 1996 from Outboard Marine Corporation ("OMC"), the manufacturer of Johnson outboard motors. Unlike the Company's other dealer agreements, the Company's agreement with OMC is multi-year in nature. This agreement, which is in the second of three years, sets forth an established discount level from the then prevailing dealer net price over the entire term of the agreement. This dealer agreement may be canceled by either party if the volume of product purchased or available to be purchased is not maintained at pre-established levels. If the Company's contract with OMC were canceled or modified, it could have a material adverse effect on the Company's business, financial condition and results of operations.

On Friday, April 5, 1997 OMC released a press report concerning its operating results for the first six months of its current fiscal year. OMC reported an operating loss for both its first and second fiscal quarters. The Company further announced that its Board had retained its investment banking firm, Salomon Brothers, to seek alternative new sources of capital. Travis Boats management does not believe that a new owner or financial partner for OMC will prove detrimental to or result in the termination of its longstanding relationship with the company. Travis Boats believes that it is the largest volume purchaser of products from OMC and believes that alternative product suppliers exist, if necessary, for a high volume purchasing client such as Travis Boats. Although the Company believes that adequate alternate sources would be available that could replace OMC, there can be no assurance that such alternate manufacturers will be available at the time of any future interruption, or that alternative products will be available at comparable quality and prices. While it is not known what impact OMC's financial condition will have upon Travis, if any, as of the date of this report Travis Boats has not had any material difficulties in obtaining necessary product from OMC and further believes that existing stock in addition to planned upcoming deliveries will be sufficient to meet demand throughout the current model year's selling season.

On Friday, April 25, 1997, Mastercrafters Corporation, of Winnsboro, Louisiana, announced that it was halting production in its only plant facility and that it would seek to find a buyer for certain of its assets including its trade name, Cajun Boats. Mastercrafters Corporation is a subsidiary of Genmar Holdings, Inc. which also owns and manufacture's the Larson and Aquasport boat lines which the Company sells as part of its Travis Edition line. Approximately 22% of the Company's net inventory purchases in fiscal 1996 were from Genmar and was comprised of boats from its Aquasport, Larson and Cajun subsidiaries. As a result of the interruption in Mastercrafters Corporation's production the Company may experience temporary product shortfalls, or disruptions or delays with respect to any unfilled purchase orders as well as intended upcoming purchase orders which would have been outstanding as of the date production was halted. Although the Company believes that it has sufficient stock on hand to substantially meet current model year's market demands and that adequate alternative sources will be available to absorb the lack of Mastercrafters' production, there can be no assurance that such alternate sources will be available in a timely manner or that such products will be available at comparable quality and prices.

Effect of Newly Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement
No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for these quarters is not expected to be material.


Cautionary Statement for purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

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

PART II. OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8 - K
(a) Exhibits
	  10.32 Asset Purchase Agreement dated as of February 19, 1997, between Travis Boating Center Louisiana, Inc. and Bent's Marine Inc.

(b) Reports on Form 8 - K
	  No reports on Form 8 - K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: May 15, 1997                             Travis Boats & Motors, Inc.


					    By:______________________________

[ARTICLE]               5
[MULTIPLIER]            1,000


<PERIOD TYPE>                   6-MOS                   12-MOS
<FISCAL YEAR-END>               SEP-30-97               SEP-30-96
[PERIOD-START]                  JAN-01-97               OCT-01-95
[PERIOD-END]                    MAR-31-97               SEP-30-96
[CASH]                          4,179                   1,533
[SECURITIES]                    0                       0
[RECEIVABLES]                   6,051                   1,331
<ALLOWOWANCES>                  0                       0
[INVENTORY]                     34,316                  20,554
[CURRENT-ASSETS]                44,716                  23,681
[PP&E]                          10,041                  8,572
[DEPRECIATION]                  2,362                   2,025
[TOTAL-ASSETS]                  55,147                  31,350
[TOTAL-LIABILITIES]             35,973                  12,752
[BONDS]                         5,800                   4,335
[PREFERRED-MANDATORY]           0                       0
[COMMON]                        41                      41
[OTHER-SE]                      19,133                  18,557
[TOTAL-LIABILITY-AND-EQUITY]    55,147                  31,350
[SALES]                         29,724                  64,555
[TOTAL-REVENUES]                29,724                  64,555
[CGS]                           <21,979>                <48,072>
[TOTAL-COSTS]                   <21,979>                <48,072>
[OTHER-EXPENSES]                <6,199>                 <11,421>
[LOSS-PROVISION]                0                       0
[INTEREST-EXPENSE]              <629>                   <1,289>
[INCOME-PRETAX]                 908                     3,833
[INCOME-TAX]                    <332>                   <1,450>
[INCOME-CONTINUING]             576                     2,383
[DISCONTINUED]                  0                       0
[EXTRAORDINARY]                 0                       0
[CHANGES]                       0                       0
[NET-INCOME]                    576                     2,383
[EPS-PRIMARY]                   .14                     .78
[EPS-DILUTED]                   .14                     .78

		    ASSET PURCHASE AGREEMENT


			  BY AND AMONG


	     TRAVIS BOATING CENTER LOUISIANA, INC.,

		      BENT'S MARINE, INC.,

			      AND

		    GEORGE AND CAROLYN BENT


			  DATED AS OF


		       FEBRUARY 19, 1997

		   ASSET PURCHASE AGREEMENT

      This Asset Purchase Agreement ("Agreement") is made as of February 19, 1997, by and among Travis Boating Center Louisiana, Inc., a Louisiana corporation ("Buyer"), Bent's Marine, Inc., a Louisiana corporation ("Seller"), and George and Carolyn Bent, husband and wife, individuals living in Louisiana ("Owner").


			    Recitals

      WHEREAS, Seller is engaged in the business of retail marine products sales and service; and

      WHEREAS, Buyer desires to purchase, and Seller desires to sell, certain of Seller's assets used or held for use in the Business as conducted by Seller;

      NOW, THEREFORE, in consideration of the above recitals and of the mutual agreements, representations, warranties, provisions, and covenants herein contained, and other good and valuable consideration, the parties hereto agree as follows:


      Section 1.  Sale of Assets.

	1.1 Purchase and Sale of Assets. Subject to the terms and conditions set forth in this Agreement, at the Closing, Seller will sell to Buyer, and Buyer will purchase from Seller, all of Seller's rights, title and interest in, to and under the following Assets: (i) the New Boats, Motors, and Trailers listed on Schedule 1.1, (ii) the Used Boats, Motors, and Trailers listed on Schedule 1.2, (iii) the Parts and Accessories, (iv) the Miscellaneous Assets listed on Schedule 1.3, (v) the Intangibles, (vi) the Deposits, (vii) the Boat Show Rights, and (viii) the 1995 Chevrolet Suburban listed on Schedule 1.3.

      Section 2.  Consideration.

	2.1 Purchase Price. Buyer will pay the purchase price for the Assets in the amounts and in the manner set forth in this Section 2 (the "Purchase Price"):

	     2.1.1 New Boats, Motors, and Trailers: $561,861.90., plus Louisiana sales tax, if applicable, payable in immediately available funds at Closing.

	     2.1.2 Used Boats, Motors, and Trailers: $ -0- , payable in immediately available funds at Closing.

	     2.1.3 Parts and Accessories: $127,217.55, plus Louisiana sales tax, if applicable, payable in immediately available funds at Closing.

	     2.1.4 Miscellaneous Assets: $75,000.00, payable in immediately available funds at Closing.

	     2.1.5 Boat Show Rights and Prepaid Boat Show Expenses: $25,272.80, payable in immediately available funds at Closing.

	     2.1.6 1995 Chevrolet Suburban: $22,711.32, payable in immediately available funds at Closing.

	     2.1.7 Intangibles, Deposits, and other Assets: $224,044.00 in immediately available funds at Closing.

	     2.1.8 Non-Competition Agreement from Owner: $454,879.00, payable pursuant to a promissory note (the "Promissory Note") in the form attached as Exhibit A.

	2.2  Returns and Post-Closing Liquidation; Ordered Boats.

	     2.2.1 (a) After the Closing, Seller will return to the manufacturer or other vendor, as appropriate (the "Manufacturer"), in accordance with Section 773.2, L.R.S., and other laws and regulations regarding marine products repurchase, Seller's new boats, motors and trailers not purchased by Buyer (the "Residual Boats") and Seller's new parts not purchased by Buyer (the "Residual Parts"), and Seller will retain all funds received for such returns. Seller may utilize Buyer's employees to package the Residual Boats and Residual Parts for return pursuant to this Section 2.2.1. Buyer may sell in the ordinary course of business any Residual Boats not yet returned. For any sale of Residual Boats, Buyer will pay Seller, within five days of the sale, the
	Schedule 2.2 amount for the item sold, plus interest and insurance incurred since Closing, less any Rebates. "Rebates" means rebates that have been paid, as well as Mercury motor rebates that have been earned but not paid.

		    (b) Schedule 2.2 sets forth the agreed aggregate cost for Residual Parts, and Seller represents to Buyer that Schedule 2.2 sets forth the actual invoice cost plus freight costs (either the amount paid on invoice for freight, or the manufacturer's scheduled freight for items picked up by Seller) for Residual Boats; to the extent that the price on the invoice did not separate the boat and motor price, the motor cost plus the boat cost on Schedule 2.2 represents the invoice cost of such pre-rigged unit.

		    (c) "Net Profits" on sales of Residual Boats by Buyer means the gross sales price, less the amount paid Seller, sales commissions, and any direct expenses (at internal rates) incurred for delivery and make-ready. Seller will keep 50% of the Net Profits, and will hold the other 50% in a pool (the "Pool"). On the 15th of each month, Buyer will pay Seller from the Pool an amount equal to Seller's "Net Interest" and insurance expenses on Residual Boats for the prior calendar month. "Net Interest" means interest paid on the Residual Boats, less any manufacturer reimbursements for interest accrued after Closing, less interest reimbursed under the "Pro-Line manufacturer program" described below. When Seller has been reimbursed for all Residual Boats (by Buyer or Manufacturer, as described herein), the balance of the Pool will become the property of Buyer.

	     2.2.2 If a Manufacturer does not accept any Residual Boats or Residual Parts for return or does not pay Seller for accepted returns, Buyer will purchase such Residual Boats or Residual Parts that are delivered to Buyer free and clear of Encumbrances at the cost set forth on Schedule 2.2, less Rebates. As of Closing, Buyer acknowledges delivery of the Residual Parts pending settlement of returns between Seller and Manufacturer, and agrees to bear the risk of loss with respect to them. For the Residual Parts, Buyer will pay Seller the
	Schedule 2.2 amount in aggregate at time of settlement. Before Buyer will purchase Residual Boats or Residual Parts not accepted for return, Seller must first have made reasonable efforts to enforce its rights under Section 773.2, L.R.S., and other laws and regulations regarding marine products repurchase, against the Manufacturer of such item, except that if the aggregate amount Seller is trying to collect from a Manufacturer is greater than $10,000, Seller must have first prosecuted an action at the trial court level against such Manufacturer. If Seller receives a judgment that the Manufacturer is not required to accept return of any of the items that were the subject of the action, Buyer will purchase such items from Seller as provided in this Section 2.2.2, within 15 days of receipt from Seller of notice of such judgment. Thereafter, at its sole cost and expense, Buyer may prosecute an appeal of the judgment in Seller's name or take an assignment of Seller's claim against the Manufacturer. To the extent that a Manufacturer remits to Seller an amount less than the Schedule 2.2 price, less Rebates, for a returned item, Buyer will pay Seller the difference between the amount remitted and the Schedule 2.2 price, less Rebates, unless the reason for the difference is that the returned item is damaged (unless the damage was caused by Buyer).

	     2.2.3 With respect to Pro-Line boats not purchased by Buyer and listed on Schedule 2.2 (the "Pro-Line Boats"), Buyer will reimburse Seller for interest accrued on Pro-Line Boats between Closing and the date Seller has been paid by Buyer or Pro-Line for the sale or return of such boats, except to the extent Seller is reimbursed by Pro-Line under the "Pro-Line manufacturer program". Interest accrued will be calculated on the principal value set forth on Schedule 2.2.3, at the New York prime rate (8.25% on the date hereof), floating as such rate varies.

	     2.2.4 After the Closing, Buyer will serve as broker for any used or "demo" boats, motors and trailers not purchased by it. Seller will set a minimum price for such items, and Buyer will retain a ten percent (10%) commission on the sales price of items sold. Buyer will have the right to profit from any finance and insurance on such items.

	     2.2.5 Seller may store on the premises of the Business, and will bear the risk of loss with respect to, all boats, motors, trailers, and other assets (except Residual Parts) not purchased by Buyer, and may complete the sale of any Residual Boats for which Seller has received a deposit ("Ordered Boats") and will be entitled to the proceeds from such sale of any Ordered Boats, provided that Seller will reimburse Buyer for Buyer's expenses related to delivery, rigging or make-ready.

	     2.2.6 Schedule 2.2.6 lists boats which Seller has special-ordered and for which it has collected deposits from customers, but which have not been delivered to Seller (the "Special Order Boats"). Buyer will pay the vendor for Special Order Boats upon their delivery and will complete the sale to the customer for Buyer's own account. Seller will remit the deposit on a Special Order Boat to Buyer upon completion of Buyer's sale to the customer.

	     2.2.7 After the Closing, Buyer will serve as broker for used Mercury and Mercruiser parts not purchased by it and will retain a 45% commission on sales made. Buyer will be responsible for paying the 20% commission due the selling employee.

	2.3 Allocation of Consideration. The consideration payable by Buyer under this Agreement will be allocated among the Assets as set forth in
      Section 2.1. Buyer and Seller agree to be bound by such allocation, will not take any position inconsistent with such allocation, and will file all returns and reports with respect to the transactions contemplated by this Agreement, including all federal, state, and local tax returns, on the basis of such allocation.

	2.4 Bulk Sales Act. Buyer and Seller waive compliance with the provisions of the Louisiana Bulk Sales Act, if any. Assumed Liabilities and Excluded Assets.

      Section 3.   Assumed Liabilities and Excluded Assets

	3.1 Assignment and Assumption. Seller will assign to Buyer, and Buyer will assume and perform, the "Assumed Liabilities", which are defined as: (a) obligations accruing and relating to periods after the Effective Date under the contracts, oral and written, listed on Schedule 3.1 hereof, including the Boat Show Rights (the "Seller's Contracts"), and (b) warranty repair service on boats, motors, and trailers sold by Seller prior to or on the Effective Date, provided that (i) Buyer is recognized as an authorized warranty repair facility by the manufacturer or extended service contract provider, as the case may be, (ii) the requested warranty repair is covered under the applicable manufacturer's warranty program or extended service contract, and (iii) Seller and Owner use reasonable efforts to assist Buyer in collecting reimbursement from such manufacturers or extended service contract providers for repairs. Buyer will not assume or have any responsibility for any liabilities or obligations of Seller other than the Assumed Liabilities. In no event will Buyer assume or have any responsibility for any liabilities or obligations associated with the Excluded Assets.

	3.2 Excluded Assets. The excluded assets (the "Excluded Assets"), which will be retained by Seller, will consist of the following: cash, accounts receivable, earned but unpaid finance income, insurance policies, books and records, all motor vehicles except those listed on Schedule 1.3, and those boats, motors, trailers, parts and accessories not listed on Schedules 1.1, 1.2 or 1.3.

      Section 4.  Representations and Warranties of Seller.

	 To induce Buyer to enter into this Agreement, Seller and Owner represent and warrant to Buyer, as of the Effective Date, as follows:

	4.1 Organization and Qualification. Seller is a corporation duly organized, validly existing and in good standing under the laws of the State of Louisiana and has all requisite corporate power and authority to own, lease and use the Assets as they are currently owned, leased and used and to conduct the Business as it is currently conducted. Seller is duly qualified or licensed to do business and is in good standing under the laws of each jurisdiction in which the character of the properties owned, leased or operated by it or the nature of the activities conducted by it makes such qualification necessary, except any such jurisdiction where the failure to be so qualified or licensed and in good standing would not have a material adverse effect on Seller or on the validity, binding effect or enforceability of this Agreement. Set forth on
      Schedule 4.1 is the name and identity of each Person who owns of record or beneficially any common stock, capital stock, or other securities of Seller, has any right to vote with the owners of Seller, or has the right to acquire any such securities or rights. Schedule 4.1 also sets forth the amounts of all such securities or rights and the percentage that each Person's securities or rights bears to the whole.

	4.2 Authority and Validity. Seller has all requisite power and authority to execute and deliver, to perform its obligations under, and to consummate the transactions contemplated by, this Agreement. The execution and delivery by Seller of, the performance by Seller of its obligations under, and the consummation by Seller of the transactions contemplated by this Agreement have been duly authorized by all requisite action of Seller. This Agreement has been duly executed and delivered by Seller and is the valid and binding obligation of Seller, enforceable against Seller in accordance with its terms, except insofar as enforceability may be affected by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws now or hereafter in effect affecting creditors' rights generally or by principles governing the availability of equitable remedies.

	4.3 No Breach or Violation. The execution, delivery and performance of this Agreement by Seller will not: (a) violate any provision of the charter or bylaws of Seller; (b) violate any Legal Requirement;
      (c) require any consent, approval or authorization of, or any filing with or notice to, any Person; or (d)(i) violate, conflict with or constitute a breach of or default under, (ii) permit or result in the termination, suspension or modification of, (iii) result in the acceleration of (or give any Person the right to accelerate) the performance of Seller under, or (iv) result in the creation or imposition of any Encumbrance under, any Seller contract or agreement or any other instrument evidencing any of the Assets or any instrument or other agreement to which Seller is a party or by which Seller or any of its assets is bound or affected, except, for purposes of this clause (d), such violations, conflicts, breaches, defaults, terminations, suspensions, modifications, and accelerations as would not, individually or in the aggregate, have a material adverse effect on the Business or Seller.

	4.4  Assets.

	    4.4.1 Seller has exclusive, good and marketable title to the Assets claimed by Seller. The Assets are free and clear of all Encumbrances of any kind or nature, except (a)Permitted Encumbrances and (b) Encumbrances disclosed on Schedule 4.4.1, which will be removed or otherwise released of record effective at or prior to the Closing, or for which executed releases in form appropriate for filing by Buyer will be delivered to Buyer at Closing. Except as set forth on Schedules 3.1 and 4.4.1, none of the Assets is leased by Seller from any other Person. All the New Boats, Motors, and Trailers, the Parts, and the Accessories are in the condition in which they were delivered by the manufacturer. The Used Boats, Motors, and Trailers are in the condition received from the customer trading in such items. The Miscellaneous Assets are sold "as is".

	 4.4.2 Seller has adopted, used, is using, and is the owner of the Intangibles, including trade names, brand names, trademarks, service marks, or any other word, name, symbol, or device, or combination thereof which is used by Seller to identify and distinguish Seller's goods and services from those manufactured, sold, or offered by others, as set forth on Schedule 4.4.2, whether existing at common law or which are applied for or which are registered in the office of the Secretary of State of the State of Louisiana or in the United States Patent and Trademark Office. Except as set forth on Schedule 4.4.2, Seller has full title and ownership of the Intangibles. Neither Owner nor Seller has any knowledge of any infringement of Seller's rights with respect to the Intangibles. The Intangibles do not conflict with or infringe the rights of others. No third party has any ownership right, title, interest, claim in or lien on any of the Intangibles.

	4.5 Contracts and Commitments. Seller has disclosed to Buyer all contracts and other contractual rights, oral and written, relating to the Business. Except as may be disclosed on Schedule 3.1, each of the written agreements, contracts, commitments, leases, plans and other instruments, documents and undertakings listed on Schedule 3.1, including the Boat Show Rights, is valid and enforceable in accordance with its terms; Seller is, and to the knowledge of Seller and Owner, all other parties thereto are, in compliance in all material respects with the provisions thereof; Seller is not, and to the knowledge of Seller and Owner, no other party thereto, is in default in the performance, observance or fulfillment of any material obligation, covenant or condition contained therein; and no event has occurred which with or without the giving of notice or lapse of time, or both, would constitute a default thereunder; furthermore, except as may be disclosed on Schedule 3.1, no such material agreement, contract, commitment, lease, plan or other instrument, document or undertaking, in the reasonable opinion of Seller and Owner, contains any contractual requirement with which there is a reasonable likelihood the Seller, the Buyer, or any other party thereto will be unable to comply.

	4.6 Compliance with Law. Seller has no knowledge that the ownership, leasing and use of the Assets as they are currently owned, leased and used and the conduct of the Business as it is currently conducted do not violate any Legal Requirement, which violations, individually or in the aggregate, would have a material adverse effect on the Business. Seller has not received notice claiming a violation by Seller or the Business of any Legal Requirement applicable to Seller or the Business as it is currently conducted and to Seller's best knowledge, there is no basis for any claim that such a violation exists.

	4.7 Financial Statements. Schedule 4.7 presents correct and complete copies of Seller's unaudited balance sheets for the fiscal years ended September 30, 1995 and 1996, together with its unaudited statements of income for the fiscal years or periods then ended, (collectively, the "Financial Statements"). The Financial Statements have been prepared on a tax basis, and fairly present Seller's financial condition and results of operations as of the dates and for the periods indicated. Since the opening date of the most recent operating statement included in the Financial Statements, the Business has been operated only in the ordinary course, and there has been no material adverse change in, and no events have occurred which are likely, individually or in the aggregate, to result in any material adverse change in, the Business, operations, Assets, prospects or condition (financial or otherwise) of the Business.

	4.8 Legal Proceedings. Except as set forth on Schedule 4.8, there is no judgment or order outstanding, or any action, suit, complaint, proceeding or investigation by or before any Governmental Authority or any arbitrator pending, or to Seller's best knowledge, threatened, involving or affecting all or any part of the Business, the Assets or Seller.

	4.9 Tax Returns; Other Reports. Seller has delivered to Buyer true and correct copies of its U.S. tax return for the fiscal year ended
      September 30, 1995. Seller has duly and timely filed in proper form with the appropriate Governmental Authority all income, franchise, sales, use, property, excise, payroll and other tax returns, and all other reports

      (whether or not relating to taxes) required to be filed with respect to the Business. All taxes, fees and assessment of whatever nature due and payable by Seller with respect to the Business and the Assets have been paid, except such amounts as are being contested diligently and in good faith and are not in the aggregate material.

	4.10 Employment Matters. To Seller's best knowledge, Schedule 4.10 includes a complete and correct list of names and positions of all employees of Seller engaged in the Business, and their current hourly wages or monthly salaries and other compensation. Seller has complied in all respects with all Legal Requirements relating to the employment of labor, including the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), continuation coverage requirements with respect to group health plans, and those relating to wages, hours, collective bargaining, unemployment compensation, worker's compensation, equal employment opportunity, age and disability discrimination, immigration control and the payment and withholding of taxes. No reportable event, within the meaning of Title IV of ERISA, has occurred and is continuing with respect to any "employee benefit plan" or "multiemployer plan" (as those terms are defined in ERISA) maintained by Seller or any Affiliate of Seller. No prohibited transaction, within the meaning of Title I of ERISA, has occurred with respect to any such employee benefit plan or multiemployer plan, and no material accumulated funding deficiency (as defined in Title I of ERISA)or withdrawal liability (as defined in Title IV of ERISA) exists with respect to any such employee benefit plan or multiemployer plan.

	4.11 Environmental Matters. To Seller's best knowledge,(i) Real property used by Seller has, during Seller's use thereof, been maintained, and all activities of Seller, its employees, agents, contractors, lessees and invites thereon have been conducted, in compliance with all applicable environmental laws; (ii) Seller has not received written notification from any governmental authority with respect to any actual or alleged violations of, or remedial obligations arising under, any applicable environmental laws with respect to such property which have not been responded to and cured; (iii) Seller has not received written notification from any Person or entity that it is (A) potentially responsible or liable under any applicable environmental laws for removal or remedial action or costs associated with the generation, treatment, storage, transportation or disposal of hazardous materials at such property, or (B) potentially liable for any costs or liability as a result of Seller's operation of the Business or Seller's generation, transfer, storage, use, release, transportation or disposal of hazardous materials in connection with the Business; (iv) Seller has not removed any underground storage tanks located on such property, (v) such property has not been used by Seller for the generation, disposal storage, treatment, processing or handling of hazardous materials in a manner that violates, or creates any remedial obligation under, any applicable environmental law, and such property is free of any on-site condition of environmental concern and is not in violation of any applicable environmental law; (vi) such property has not been listed on the National Priorities List maintained by the U.S. Environmental Protection Agency pursuant to CERCLA or on any other "Superfund" or "Superlien" list maintained by any governmental authority pursuant to any applicable law; and (vii) Seller has made available to Buyer true and correct copies of all environmental reports or inspections delivered to Seller or prepared at the request of Seller relating to such property.

	4.12 Finders and Brokers. Any liability for any financial advisory, brokerage, finder's or similar fee or commission in connection with the transactions contemplated by this Agreement will be the liability of the party incurring the liability.

	4.13 Access and Notice. Seller and Owner will permit Buyer and its authorized representatives access to, and make available for inspection, all of the assets and Business of Seller, including employees, customers and suppliers, and permit Buyer and its authorized representatives to inspect and make copies of all documents, records and information with respect to the Business or the Assets as Buyer or its representatives may request. Seller and Owner will promptly notify Buyer in writing of (a) any notice or communication relating to a default or event that, with notice or lapse of time or both, could become a default, under any contract, commitment or obligation to which Seller is a party, or relating to the Business or the Assets, and (b) any adverse change in the Seller's or the Business' financial condition or the condition of the Assets.

	4.14 Disclosure. Anything referred to on any Schedule hereto and any representation made herein will, wherever appropriate, be deemed incorporated in the other Schedules hereto and representations made herein.

	4.15 Invoices. All invoices provided by Seller to Buyer are authentic.

      Section 5.  Representations and Warranties of Buyer.

	 To induce Seller to enter into this Agreement, Buyer represents and warrants to Seller and Owner, as of the Effective Date, as follows:

	5.1 Organization and Qualification. Buyer is a corporation duly organized, validly existing and in good standing under the laws of the State of Texas and has all requisite corporate power and authority to carry on its business as currently conducted and to own, lease, use and operate its assets.

	5.2 Authority and Validity. Buyer has all requisite corporate power and authority to execute and deliver, to perform its obligations under, and to consummate the transactions contemplated by this Agreement. The execution and delivery by Buyer of, the performance by Buyer of its obligations under, and the consummation by Buyer of the transactions contemplated by this Agreement have been duly authorized by all requisite corporate action of Buyer and this Agreement constitutes the valid and binding obligation of Buyer, enforceable in accordance with its terms, except insofar as enforceability may be limited or affected by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws now or hereafter in effect affecting creditors' rights generally or by principles governing the availability of equitable remedies.

	5.3 No Breach or Violation. The execution, delivery and performance of this Agreement by Buyer will not: (a) violate any provision of the charter or bylaws of Buyer; (b) violate any Legal Requirement; (c) require any consent, approval or authorization of, or any filing with or notice to, any Person; or (d)(i) violate, conflict with or constitute a breach of or default under (without regard to requirements of notice, passage of time or elections of any Person), (ii) permit or result in the termination, suspension or modification of, (iii) result in the acceleration of (or give any Person the right to accelerate) the performance of Buyer under, or (iv) result in the creation or imposition of any Encumbrance under, any instrument or other agreement to which Buyer is a party or by which Buyer or any of its assets is bound or affected, except for purposes of this clause (d) such violations, conflicts, breaches, defaults, terminations, suspensions, modifications, and accelerations as would not, individually or in the aggregate, have a material adverse effect on Buyer or on the validity, binding effect or enforceability of this Agreement.

	5.4 SEC Statements. The financial statements included in the SEC filings made by Travis Boats & Motors, Inc., a Texas corporation that is Buyer's parent corporation, fairly present its financial condition in accordance with GAAP as of the date of such statements.

	5.5 Buyer's Knowledge. Buyer has no knowledge that any representation or warranty made herein by Seller or Owner is untrue in any material respect.

      Section 6.  Closing.

	6.1 Closing; Effective Date. The closing ("Closing")of the transactions will be in Metairie, Louisiana, simultaneously with the execution of this Agreement ("Closing Date"). The transactions will be effective as of February 14, 1997 ("Effective Date").


      Section 7.  Conditions to Closing.

	7.1 Conditions to the Obligations of Buyer and Seller. The obligations of each party to consummate the transactions contemplated by this Agreement to take place at the Closing are subject to the satisfaction or waiver, to the extent permitted by applicable Legal Requirements, at or prior to the Closing Date, of each of the following conditions:

	     7.1.1 No action, suit or proceeding is pending or threatened by or before any Governmental Authority and no Legal Requirement has been enacted, promulgated or issued or deemed applicable to any of the transactions contemplated by this Agreement by any Governmental Authority, which would (a) prohibit Buyer's ownership or operation of all or a material portion of the Business or the Assets, (b) compel Buyer to dispose of or hold separate all or a material portion of the Business or the Assets as a result of any of the transactions contemplated by this Agreement, or (c) prevent or make illegal the consummation of any transactions contemplated by this Agreement.

	7.2 Conditions to Obligations of Buyer. The obligations of Buyer to consummate the transactions contemplated by this Agreement to take place at the Closing are subject to the satisfaction or waiver, to the extent permitted by applicable Legal Requirements, at or prior to the Closing Date, of each of the following conditions:

	     7.2.1 Seller has performed and complied in all material respects with each obligation, agreement, covenant and condition required by this Agreement to be performed or complied with by Seller at or prior to the Closing and has delivered to Buyer a certificate, dated the Closing Date, signed by Seller's President, to such effect, in substantially the form attached as Exhibit B.

	     7.2.2 Seller has executed (or caused to be executed) and delivered to Buyer each of the following items:

		    7.2.2.1 a Bill of Sale in substantially the form attached as Exhibit C;

		    7.2.2.2 an Assignment and Assumption Agreement in substantially the form attached as Exhibit D; and

		    7.2.2.3 motor vehicle title certificates, applications for title, assignments of Manufacturer's Statements of Origin, and such other transfer instruments as Buyer may reasonably deem necessary or advisable to transfer the Assets to Buyer and to perfect Buyer's rights in the Assets.

	     7.2.3 Owner has signed and delivered to Buyer a Non-Competition Agreement in substantially the form attached as Exhibit E.

	     7.2.4 Seller has signed and delivered to Buyer a Non-Competition Agreement in substantially the form attached as Exhibit F.

	     7.2.5 Seller has delivered releases, in form reasonably satisfactory to Buyer, of all Encumbrances affecting any of the Assets (other than Permitted Encumbrances) and a certificate of no taxes due with respect to Seller and the Assets issued by appropriate Louisiana state taxing authorities as of a date no earlier than 10 days prior to the Closing.

	     7.2.6 Buyer has received the opinion of Greenberger & Forman in substantially the form attached as Exhibit H.

	     7.2.7 Buyer and George Bent have entered into a lease agreement substantially in the form attached as Exhibit I.

	     7.2.8 George Bent has signed and delivered a landlord's waiver of lien on inventory owned by Buyer and located on the premises subject to the lease described in the previous subsection.

	7.3 Conditions to Obligations of Seller. The obligations of Seller to consummate the transactions contemplated by this Agreement to take place at the Closing are subject to the satisfaction or waiver by Seller, to the extent permitted by applicable law, at or prior to the Closing Date, of each of the following conditions:

	     7.3.1 Buyer has paid the Purchase Price required to be paid at the Closing.

	     7.3.2 Buyer has performed and complied in all material respects with each obligation, agreement, covenant and condition required by this Agreement to be performed or complied with by Buyer at or prior to the Closing and has delivered to Seller a certificate, dated the Closing Date, signed by Buyer's President, to such effect, in substantially the form attached as Exhibit G.

	     7.3.3 Buyer has executed and delivered to Seller each of the following:

		    7.3.3.1 an Assignment and Assumption Agreement in substantially the form attached as Exhibit D; and

		    7.3.3.2   the Promissory Note.

	     7.3.4 Buyer has delivered to George Bent and Greg Bent, respectively, written offers of employment substantially in the form attached as Exhibit J.

	     7.3.5 Owner has been released from its personal guarantee of any loans with respect to the Assets.

	7.4 Waiver of Conditions. Any party may waive in writing any or all of the conditions to its obligations under this Agreement.


      Section 8.  Survival of Representations and Warranties; Indemnification.

	8.1 Survival of Representations and Warranties. The representations and warranties of Seller in this Agreement and in the documents and instruments to be delivered by Seller pursuant to this Agreement will survive the Closing without limitation until the third anniversary of the Effective Date. The representations and warranties of Buyer in this Agreement and in the documents and instruments to be delivered by Buyer pursuant to this Agreement will survive the Closing without limitation until the third anniversary of the Effective Date. The periods of survival of the representations and warranties prescribed by this
      Section 8.1 are referred to as the "Survival Period." The liabilities of the parties under their respective representations and warranties will expire as of the expiration of the applicable Survival Period; provided, however, that such expiration will not include, extend or apply to any representation or warranty, the breach of which has been asserted by Buyer in written notice to Seller before such expiration or about which Seller has given Buyer written notice before such expiration indicating the facts or conditions existing that, with the passage of time or otherwise, can reasonably be expected to result in a breach (and describing such potential breach in reasonable detail). The covenants and agreements of the parties in this Agreement and in the other documents and instruments to be delivered by Seller or Buyer pursuant to this Agreement will survive the Closing and will continue in full force and effect without limitation.

	8.2 Indemnification by Seller. Seller and Owner will indemnify, defend and hold harmless Buyer and its shareholders and its and their respective Affiliates, and the shareholders, directors, officers, employees, agents, successors and assigns of any of such Persons, from and against:

	     8.2.1 all losses, damages, liabilities, deficiencies or obligations of or to Buyer resulting from or arising out of (i) any breach of any then surviving representation or warranty made by Seller in this Agreement, (ii) any breach of any then surviving covenant, agreement or obligation of Seller contained in this Agreement, (iii) any third party claim with respect to any occurrence prior to or on the Effective Date, without regard to whether such third party claim with respect to such occurrence is asserted before or after the Effective Date, including any matter described on Schedule 4.8, (iv) any liability or obligation of Seller not included in the Assumed Liabilities, including contingent liability for products sold prior to the Effective Date, and (vi) any liability or obligation of Seller arising after the Effective Date; and

	     8.2.2 all claims, actions, suits, proceedings, demands, judgments, assessments, fines, interest, penalties, costs and expenses (including settlement costs and reasonable legal, accounting, experts' and other fees, costs and expenses) incident or relating to or resulting from any of the foregoing.

      In the event that an indemnified item arises under both clause 8.2.1(i) and under one or more of clauses 8.2.1(ii) through 8.2.1(vi) of this
      Section 8.2, Buyer's rights to pursue its claim under clauses 8.2.1(ii) through 8.2.1(vi), as applicable, will exist notwithstanding the expiration of the Survival Period applicable to such claim under clause 8.2.1(i). Owner's indemnification of Buyer under this Section 8.2 is limited to the original principal amount of the Promissory Note, and is limited to the original term of the Promissory Note. To the extent that Buyer or Seller recovers insurance proceeds in connection with any occurrence for which indemnity is sought, such proceeds will be applied to satisfy Buyer's claim for indemnity before Buyer seeks to collect from Seller or Owner on the indemnity. Exclusive of such application of insurance proceeds, Buyer shall not be entitled to any indemnity under this Section 8.2 until the aggregate amount for which indemnity is claimed reaches $5,000.00.

	8.3 Indemnification by Buyer. Buyer will indemnify, defend and hold harmless Seller and Seller's officers, employees, agents, successors and assigns, from and against:

	     8.3.1 all losses, damages, liabilities, deficiencies or obligations of or to Seller or any such other indemnified Person resulting from or arising out of (i) any breach of any representation or warranty made by Buyer in this Agreement, (ii) the breach of any covenant, agreement or obligation of Buyer contained in this Agreement,
	(iii) the failure by Buyer to perform any of its obligations in respect of the Assumed Liabilities, or (iv) all claims relating to the operation of the Business after the Effective Date; and

	     8.3.2 all claims, actions, suits, proceedings, demands, judgments, assessments, fines, interest, penalties, costs and expenses (including, without limitation, settlement costs and reasonable legal, accounting, experts' and other fees, costs and expenses) incident or relating to or resulting from any of the foregoing.

      In the event that an indemnified item arises under both clause 8.3.1(i) and under one or more of clauses 8.3.1(ii) or 8.3.1(iii) of this Section 8.3, Seller's rights to pursue its claim under clauses 8.3.1(ii) or 8.3.1(iii), as applicable, will exist notwithstanding the expiration of the Survival Period applicable to such claim under clause 8.3.1(i).

	8.4 Third Party Claims. Promptly (and in any event within 30 days) after the receipt by any party of notice of any claim, action, suit or proceeding by any Person who is not a party to this Agreement (collectively, an "Action"), which Action is subject to indemnification under this Agreement, such party (the "Indemnified Party") will give reasonable written notice to the party from whom indemnification is claimed (the "Indemnifying Party"). The Indemnified Party will be entitled, at the sole expense and liability of the Indemnifying Party, to exercise full control of the defense, compromise or settlement of any such Action unless the Indemnifying Party, within a reasonable time (and in any event within 15 days) after the giving of such notice by the Indemnified Party, (a) admits in writing to the Indemnified Party the Indemnifying Party's liability to the Indemnified Party for such Action under the terms of this Section 8, (b) notifies the Indemnified Party in writing of the Indemnifying Party's intention to assume such defense, and (c) retains legal counsel reasonably satisfactory to the Indemnified Party to conduct the defense of such Action. The other party will cooperate with the party assuming the defense, compromise or settlement of any such Action in accordance with this Agreement in any reasonable manner that such party reasonably may request. If the Indemnifying Party so assumes the defense of any such Action, the Indemnified Party will have the right to employ separate counsel and to participate in (but not control) the defense, compromise or settlement of the Action, but the fees and expenses of such counsel will be at the expense of the Indemnified Party unless (i) the Indemnifying Party has agreed to pay such fees and expenses, (ii) any relief other than the payment of money damages is sought against the Indemnified Party or (iii) the Indemnified Party will have been advised by its counsel that there may be one or more defenses available to it which are different from or additional to those available to the Indemnifying Party, and in any such case that portion of the fees and expenses of such separate counsel that are reasonably related to matters covered by the indemnity provided in this Section 8 will be paid by the Indemnifying Party. No Indemnified Party will settle or compromise any such Action for which it is entitled to indemnification under this Agreement without prior written consent of the Indemnifying Party, unless the Indemnifying Party has failed, after reasonable notice, to undertake control of such Action in the manner provided in this Section 8.4. No Indemnifying Party will settle or compromise any such Action (A)in which any relief other than the payment of money damages is sought against any Indemnified Party or (B) in the case of any Action relating to the Indemnified Party's liability for any tax, if the effect of such settlement would be an increase in the liability of the Indemnified Party for the payment of any tax for any period beginning after the Effective Date, unless the Indemnified Party consents in writing to such compromise or settlement.

	8.5 Offset. Buyer will have a right of offset in the Promissory Note with respect to any matter for which Buyer is indemnified under Section
      8.2. If Seller disputes Buyer's claim to offset, Buyer will make payments under the Promissory Note, with respect to which it claims the right of offset, to Greenberger & Forman as escrow agent for the parties pending resolution of the dispute regarding the right of offset. The escrowed funds will be held in an interest-bearing account. Upon resolution of the dispute, the prevailing party will receive the accrued interest, if any.


      Section 9.   Post-Closing Covenants.

	9.1 Transfer Taxes. In the event that any Governmental Authority of the State of Louisiana or of any municipality, parish or other subdivision thereof shall at any time impose or otherwise require or demand payment by or from either Seller or Buyer of any state or local sales, use, transfer, excise, documentary or license taxes or fees or any other charge (including filing fees) with respect to Seller's sale or transfer to Buyer of the Assets, Buyer will be responsible for the payment.


	9.2 Proration. Buyer will be responsible for, and will pay to Seller, the prorated portion of 1997 ad valorem inventory taxes on the Business, and 1997 property taxes on Owner's building at 4625 Airline Highway, relating to Buyer's ownership of the Business after the Effective Date, on the date such taxes are due, as reflected by Seller's Jefferson Parish tax bills. Seller will be responsible for the prorated portion of such taxes relating to the period before the Effective Date. To this end, Buyer will collect ad valorem taxes on its boat, motor and trailer sales during the remainder of 1997.

	9.3 Use of Seller's Name. Seller may continue use of its Marks after the Effective Date only as long as necessary to, and in connection with, winding up Business transactions undertaken before the Effective Date, but in no event beyond January 31, 1998, after which time Seller will cease all such usage. Neither Seller nor Owner will at any time adopt or use any word, mark or trade name which is similar to or confusing with "Bent's Marine, Inc.". On or before January 31, 1998, Seller will change its corporate name to one that is not similar to or confusing with "Bent's Marine, Inc." and will provide Buyer with a copy of the amendment to its charter, certified by the Secretary of State of Louisiana. Seller will have the right to sue and recover for any and all past infringements of the Intangibles. Seller and Owner will notify Buyer of any infringement of the Intangibles of which either becomes aware.

	9.4 Confidentiality. Each party will, and will cause its employees, consultants, advisors and agents to, hold in confidence any non-public information concerning another party obtained pursuant to this Agreement. Notwithstanding the preceding, a party may disclose such information to the extent required by any Legal Requirement (including disclosure requirements under federal and state securities laws). Each party also may disclose such information to employees, consultants, advisors, agents and actual or potential lenders whose knowledge is necessary to facilitate the consummation of the transactions contemplated by this Agreement. Each party's obligation to hold information in confidence will be satisfied if it exercises the same care with respect to such information as it would exercise to preserve the confidentiality of its own similar information.

	9.5 Consignment and Repair. In the event Seller or Owner is required to retake possession of any products sold prior to the Effective Date, Buyer will accept the products on consignment from Seller or Owner. Any repairs will be pre-approved by Seller and will be paid for by Seller or Owner at Buyer's internal shop rates for labor and parts.

	9.6 Access to Records. Seller will allow Buyer reasonable access to its records for a period of two years after the Effective Date, for any reasonable business purpose related to the Business.

      Section 10.  Definitions.

	In addition to terms defined elsewhere in this Agreement, the following capitalized terms, when used in this Agreement, will have the meanings set forth below:

	10.1  Accessories. All accessories inventoried on the Effective Date.

	10.2 Affiliate. With respect to any Person, any other Person controlling, controlled by or under common control with such Person, with "control" for such purpose meaning the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities or voting interests, by contract, or otherwise.

	10.3 Assets. All properties, privileges, rights, interests and claims, real and personal, tangible and intangible, of every type and description (including, without limitation, New Boats, Motors, and Trailers; Used Boats, Motors, and Trailers; Parts; Accessories; Miscellaneous Assets; Intangibles; Deposits; Boat Show Rights; and Seller's Contracts, more particularly described in Section 1.1 and on Schedules 1.1, 3.1 and 4.4.2), that are used, or held for use, by Seller or Owner in the Business and in which Seller or Owner has any right, title or interest (or in which Seller or Owner hereafter acquires any right, title or interest on or before the Closing Date), but excluding all Excluded Assets.

	10.4 Boat Show Rights. All agreements for space at Boat Shows, including common stock and other ownership rights in corporations, partnerships, and other types of entities holding Boat Shows.

	10.5 Boat Shows. All boat shows in Louisiana and all boat shows at which Seller has had a booth or made a presentation in any of the last five (5) years.

	10.6 Business. The retail sales and service of boats, motors, trailers, marine accessories and water sporting goods at the store located in Metairie, Louisiana and at Boat Shows attended by the Seller.

	10.7 Deposits. All customer deposits relating to customer special orders as of the Effective Date.

	10.8 Encumbrance. Any mortgage, lien, security interest, security agreement, conditional sale or other title retention agreement, limitation, pledge, option, assessment or other such charge, restrictive agreement, restriction, encumbrance, adverse interest, restriction on transfer, or exception to or defect in title or other ownership interest (including reservations, rights of way, possibilities of reverter, encroachments, easements, rights of entry, restrictive covenants, leases and licenses).

	10.9 Governmental Authority. (i) The United States of America, (ii) any state, commonwealth, territory or possession of the United States of America and any political subdivision thereof (including counties, municipalities and the like), (iii) any foreign (as to the United States of America) sovereign entity and any political subdivision thereof, or
      (iv) any agency, authority or instrumentality of any of the foregoing, including any court, tribunal, department, bureau, commission or board.

	10.10 Intangibles. All intangible assets, including trademarks, service marks, copyrights, trade names (collectively, "Marks"), customer lists, claims, patents, rights of publicity and other intangibles, owned, used or held for use in the Business, including the names "Bent's Marine, Inc." and all derivative uses of such names, and the goodwill associated therewith, and all rights granted to Buyer pursuant to the Non-Competition Agreements.

	10.11 Legal Requirement. Any statute, ordinance, code, law, rule, regulation, order or other requirement, standard or procedure enacted, adopted or applied by any Governmental Authority, including judicial decisions applying common law or interpreting any other Legal Requirement.

	10.12 Miscellaneous Assets. All furniture, fixtures, vehicles, equipment and other assets set forth on Schedule 1.3.

	10.13 Net Cost. The actual net cost to Seller of an item, after all rebates and credits have been issued, including freight charges(if any) that have been paid by Seller to the manufacturer, or, if Seller has picked up the items, the scheduled freight charges rather than freight charges that have been paid.

	10.14 New Boats, Motors, and Trailers. All new boats, motors, and trailers described on Schedule 1.1.

	10.15  Parts. All parts inventoried on the Effective Date.

	10.16 Permitted Encumbrances. The following Encumbrances: (a) liens for taxes, assessments and governmental charges not yet due and payable;
      (b) zoning laws and ordinances and similar Legal Requirements; (c) rights reserved to any Governmental Authority to regulate the affected property; and (d) as to real property interests, any easements,rights-of-way, servitudes, permits, restrictions and minor imperfections or irregularities in title which are reflected in public records and which do not individually or in the aggregate interfere with the right or ability to own, lease, use or operate (whichever may be the case) the real property for the Business or to convey good, marketable and indefeasible title to the real property; provided that (i)Permitted Encumbrances will not include any item which could materially adversely affect the conduct of the Business and (ii) the classification of any item as a Permitted Encumbrance will not affect any liability Seller may have for such item, including pursuant to any indemnity obligation under this Agreement.

	10.17 Person. Any natural person, corporation, partnership, trust, unincorporated organization, association, limited liability company, Governmental Authority or other entity.

	10.18 Used Boats, Motors, and Trailers. All used boats, motors, and trailers described on Schedule 1.2.

	10.19 Other Definitions. The following terms are defined in the Sections indicated:

	      Term                              Section
	      ----                              -------
	  Action                                  8.4
	  Assumed Liabilities                     3.1
	  Closing                                 6.1
	  Closing Date                            6.1
	  Effective Date                          6.1
	  ERISA                                   4.10
	  Excluded Assets                         3.2
	  Financial Statements                    4.7
	  Indemnifying Party; Indemnified Party   8.4
	  Marks                                  10.10
	  Promissory Note                        2.1.7
	  Purchase Price                          2.1
	  Seller's Contracts                      3.1
	  Survival Period                         8.1


      Section 11.   Miscellaneous.

	11.1 Parties Obligated and Benefited. Subject to the limitations set forth below, this Agreement will be binding on the parties and their respective assigns and successors in interest and will inure solely to the benefit of the parties and their respective assigns and successors in interest, and no other Person will be entitled to any of the benefits conferred by this Agreement. Without the prior written consent of the other parties, no party will assign any of its rights under this Agreement or delegate any of its duties under this Agreement, provided that Buyer may, without the consent of any other party, (i) assign or delegate its rights or obligations under this Agreement to a commonly controlled entity of Buyer, and such assignee will be substituted for Buyer under this Agreement as though it were the original party to this Agreement and Buyer will be released from all obligations under this Agreement, and (ii) make a collateral assignment of its rights hereunder to Buyer's or its assignee's secured lenders.

	11.2 Notices. Any notice, request, demand, waiver or other communication required or permitted to be given under this Agreement will be in writing and will be deemed to have been duly given only if delivered in person or sent by first class, prepaid, registered or certified mail (return receipt requested), or delivered by commercial courier (e.g., United Parcel Service or Federal Express) or, if receipt is confirmed, by telecopier:

	     To Buyer at:

	     Travis Boating Center Louisiana, Inc.
	     13045 Research Blvd.
	     Austin, Texas 78750
	     Attention:   Mike Perrine, Chief Financial Officer
	     Telecopy:    512/250-1207

	     With a copy (which will not constitute notice) transmitted by telecopier to:

	     Winstead Sechrest & Minick P.C.
	     100 Congress Avenue, Suite 800
	     Austin, Texas 78701
	     Attention:   Walter Earl Bissex, Esq.
	     Telecopy:    512/370-2850

	     To Seller and Owner at:

	     Bent's Marine, Inc.
	     c/o George Bent
	     3968 Haddon Street
	     Metairie, Louisiana  70002


	     With a copy (which will not constitute notice) transmitted by telecopier to:

	     Greenberger & Forman
	     1370 Avenue of the Americas
	     New York, NY 10019-4602
	     Attention:  Rob Forman, Esq.
	     Telecopy:  212/757-4054

      Any party may change the address to which notices are required to be sent by giving notice of such change in the manner provided in this
      Section 11.2. All notices will be deemed to have been received on the date of delivery or on the third business day after mailing in accordance with this Section, except that any notice of a change of address will be effective only upon actual receipt.

	11.3 Attorneys' Fees. In the event of any action or suit based upon or rising out of any alleged breach by any party of any representation, warranty, covenant or agreement contained in this Agreement, the prevailing party will be entitled to recover reasonable attorneys' fees and other costs of such action or suit from the other party.

	11.4 Right to Specific Performance. Seller acknowledges that the unique nature of the Assets to be purchased by Buyer pursuant to this Agreement renders money damages an inadequate remedy for the breach by Seller of its obligations under this Agreement, and Seller agrees that in the event of such breach, Buyer will upon proper action instituted by it, be entitled to a decree of specific performance of this Agreement. Buyer acknowledges that money damages are an inadequate remedy for the breach by Buyer of its obligations under this Agreement, and Buyer agrees that in the event of such breach, Seller will upon proper action instituted by it, be entitled to a decree of specific performance of this Agreement.

	11.5 Waiver. Neither this Agreement nor any of its provisions may be waived except in writing. The failure of any party to enforce any right arising under this Agreement on one or more occasions will not operate as a waiver of that or any other right on that or any other occasion.

	11.6 Captions. The section captions of this Agreement are for convenience only and do not constitute a part of this Agreement.

	11.7 Choice of Law. This agreement and the rights of the parties under it will be governed by and construed in all respects in accordance with the laws of the State of Texas, without regard to the conflicts of laws rules of Texas.

	11.8 Terms. Terms used with initial capital letters will have the meanings specified, applicable to both singular and plural forms, for all purposes of this Agreement. The word "include" and derivatives of that word are used in this Agreement in an illustrative sense rather than a limiting sense.

	11.9 Rights Cumulative. All rights and remedies of each of the parties under this Agreement will be cumulative, and the exercise of one or more rights or remedies will not preclude the exercise of any other right or remedy available under this Agreement or applicable law.

	11.10 Further Actions. Seller and Buyer will execute and deliver to the other, from time to time at or after the Closing, for no additional consideration and at no additional cost to the requesting party, such further assignments, certificates, instruments, records, or other documents, assurances or things as may be reasonably necessary to give full effect to this Agreement and to allow each party fully to enjoy and exercise the rights accorded to and acquired by it under this Agreement.

	11.11 Time. Time is of the essence under this Agreement. If the last day permitted for the giving of any notice or the performance of any act required or permitted under this Agreement falls on a day which is not a business day, the time for the giving of such notice or the performance of such act will be extended to the next succeeding business day.

	11.12 Counterparts. This Agreement may be executed in one or more counterparts, each of which will be deemed an original.

	11.13 Entire Agreement. This Agreement (including the Schedules and Exhibits referred to in this Agreement, which are incorporated into and constitute a part of this Agreement) contains the entire agreement of the parties and supersedes all prior oral or written agreements and understandings with respect to the subject matter of this Agreement. This Agreement may not be amended or modified except by a writing signed by the parties.

	11.14 Severability. Any term or provision of this Agreement which is invalid or unenforceable will be ineffective to the extent of such invalidity or unenforceability without rendering invalid or unenforceable the remaining rights of the Person intended to be benefited by such provision or any other provisions of this Agreement.

	11.15 Construction. This Agreement has been negotiated by Buyer and Seller and their respective legal counsel, and legal or equitable principles that might require the construction of this Agreement or any provision of this Agreement against the party drafting this Agreement will not apply in any construction or interpretation of this Agreement.

	11.16 Expenses. Except as otherwise expressly provided in this Agreement, each party will pay all of its own expenses, including attorneys' and accountants' fees, in connection with the negotiation of this Agreement, the performance of its obligations and the consummation of the transactions contemplated by this Agreement.

      The parties have executed this Agreement as of the day and year first above written.

			 BUYER:

			 TRAVIS BOATING CENTER LOUISIANA, INC.


			 By: /s/ Ron Spradling
			     -----------------------------------------------
			     Ron Spradling, Executive Vice President


			 SELLER:

			 BENT'S MARINE, INC.


			 By: /s/ George Bent, President
			     -----------------------------------------------
			     George Bent, President


			 OWNER:

			 /s/ George Bent
			 --------------------------------------------------
			 George Bent

			 /s/ Carolyn Bent
			 --------------------------------------------------
			 Carolyn Bent




			    GUARANTY

      The undersigned hereby irrevocably and unconditionally guarantees the performance of all of Buyer's obligations under this Agreement.

			 TRAVIS BOATS & MOTORS, INC.


			 By: /s/ Ron Spradling
			     ----------------------------------------
			     Ron Spradling

			   EXHIBIT A

			PROMISSORY NOTE


$454,879.00                                     February 19, 1997



   FOR VALUE RECEIVED, the undersigned, Travis Boating Center Louisiana, Inc., a Louisiana corporation ("Maker"), promises to pay to the order of George and Carolyn Bent ("Payee"), at Payee's address at _________________________________, the principal sum of
________________________________ and ____________ /100 DOLLARS ($________,___),
together with simple interest thereon from the date hereof until maturity, at the rate of Eight and One-Quarter Percent (8.25%) per annum. After maturity until paid, interest will accrue on the principal outstanding at the rate of ______________ Percent (___%) per annum. This Note is delivered pursuant to the Non-Competition Agreement dated as of February 14, 1997, between Maker and Payee. Principal and interest are payable in monthly installments, as follows: first installment of __________________ Dollars ($______,___), due and payable on June 30, 1997; and fifty-six (56) equal installments of _____________ Dollars ($_______.__), each due and payable on the last day of each successive month.

   Maker reserves the right to prepay this Note in whole or in part at any time prior to maturity without penalty. Any prepayment will be applied first toward the payment of accrued interest and next to the payment of principal.

   Maker  and all endorsers, guarantors and sureties of this Note severally
(i) waive presentment for payment, demand, notice of intent to accelerate, notice of acceleration, protest and notice of protest, notice of dishonor and diligence in collecting and the bringing of suit against any other party, and
(ii) agree to all renewals, extensions, partial payments, releases and substitutions of security, in whole or in part, with or without notice, before or after maturity.

   If default is made in the payment of any of said installments of principal or interest as the same become due, or in the performance or observance of any of the covenants or agreements contained in the instrument securing this Note, the entire debt, at the election of the legal holder of this Note, notice of election being expressly waived, will become due and payable. No delay in the exercise of the option of acceleration will be construed a waiver of such right, but it may be exercised at any subsequent time during default. In the event of default and if this Note is sued upon or placed in the hands of any attorney for collection, Maker agrees to pay all costs of collection and reasonable attorneys' fees.

   Maker will have the right to offset, against any amounts due and payable under this Note, any sums with respect to any matter for which Maker is indemnified under Section 8.2 of the Asset Purchase Agreement dated as of February 19, 1997, among Maker, Payee and Bent's Marine, Inc. If Payee disputes Maker's claim to offset, Maker will make payments hereunder, with respect to which it claims the right of offset, to Greenberger & Forman as escrow agent for the parties pending resolution of the dispute regarding the right of offset. Interest on the escrowed amounts will be paid to the party to whom the amounts are paid when the dispute is resolved. This Note shall not be assigned by Payee without the written consent of Maker.

   It is further agreed and declared that this Note is made and executed under, and in all respects is to be construed and enforced in accordance with, the laws of the State of Texas and the United States of America.

			       TRAVIS  BOATING CENTER LOUISIANA, INC.

			      By: /s/ Ron Spradling
				  ---------------------------------------------
				  Ron Spradling, Executive Vice President

			    GUARANTY
			    --------

   The undersigned hereby irrevocably and unconditionally guarantees the prompt payment when due, and at all times thereafter, of all of Maker's indebtedness evidenced by this Note, including interest thereon, costs of collection and reasonable attorneys' fees incurred by the holder of this Note by reason of default on this Guaranty. This Guaranty will not terminate until this Note has been paid in full.


			      TRAVIS BOATS & MOTORS, INC.,
			      a Texas corporation

			      By: /s/ Ron Spradling
				  ---------------------------------------
				   Ron Spradling, Executive Vice President

			    Date: February 19, 1997

			   EXHIBIT B


		    CERTIFICATE OF PRESIDENT
			       OF
		      BENT'S MARINE, INC.


   This Certificate is delivered pursuant to Section 7.2.1 of the Asset Purchase Agreement dated as of February 19, 1997, among Travis Boating Center Louisiana, Inc., Bent's Marine, Inc. and George and Carolyn Bent (the "Agreement"). Terms used herein and not defined herein have the meanings assigned to them in the Agreement.

    I, George Bent, President of Bent's Marine, Inc., a Louisiana corporation, do hereby certify that, to the best of my knowledge in my corporate capacity, Seller has performed and complied in all material respects with each obligation, agreement, covenant and condition required by the Agreement to be performed or complied with by Seller at or prior to the Closing.

      IN WITNESS WHEREOF, I have signed this Certificate on February 19, 1997.


			      /s/ George Bent
			      -----------------------------
			      George Bent, President

			   EXHIBIT C

			  BILL OF SALE


   KNOW ALL MEN BY THESE PRESENTS, that the undersigned, BENT'S MARINE, INC., a Louisiana corporation ("Seller"), for and in consideration of the payment of good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, and pursuant to the Asset Purchase Agreement (the "Purchase Agreement") dated as of February 19, 1997, by and among Seller, TRAVIS BOATING CENTER LOUISIANA, INC., a Louisiana corporation ("Purchaser"), and George and Carolyn Bent, does hereby transfer, grant, bargain, sell, assign and deliver to Purchaser, its successors and assigns, the assets of Seller that are listed on Schedules 1.1, 1.2 and 1.3 attached hereto, the Parts and Accessories, the Intangibles, the Deposits and the Boat Show Rights, all as the same shall exist as of the date hereof (collectively, the "Assets"). Capitalized terms used herein without definition will have the meanings assigned to them in the Purchase Agreement.

   TO HAVE AND TO HOLD, all and singular, the said Assets hereby conveyed, transferred, granted, bargained, sold, assigned and delivered to Purchaser, its successors and assigns, to and for their own use and benefit forever.

   Seller represents and warrants that it is the sole and lawful owner in every respect of all of the Assets and that all of the Assets are being transferred free and clear of any and all liabilities, obligations, liens, claims and encumbrances of every kind and character whatsoever, other than Permitted Encumbrances. Seller does hereby bind itself, its successors and assigns, to warrant and defend such title to the Assets unto Purchaser, its successors and assigns, against every person whosoever claims or might claim such Assets, any part thereof or any interest therein.

   Seller, for itself,its successors and assigns, further covenants and agrees that Seller and its successors and assigns will do or cause to be done all such further acts and will execute, acknowledge and deliver, or will cause to be executed, acknowledged and delivered, any and all such further deeds, assignments, transfers and conveyances, powers of attorney and assurances as Purchaser, its successors and assigns, may reasonably require (i) for the better assuring, assigning, transferring and conveying the Assets, all and singular, unto Purchaser, its successors and assigns; (ii) to protect the right, title and interest of Purchaser, its successors and assigns, in and to, and their enjoyment of, all and singular, the Assets; and (iii) as may be appropriate otherwise to carry out the transactions contemplated by the Purchase Agreement.

   Seller, for itself, its successors and assigns, irrevocably constitutes and appoints Purchaser, its successors and assigns, and each of them, the true and lawful attorney of Seller, its successors and assigns, with full power of substitution and gives and grants unto Purchaser, its successors and assigns, and each of them, full power and authority in the name of Seller, its successors and assigns, at any time and from time to time, to demand, sue for, recover and receive any and all rights, demands, claims and choses in action of every kind and description whatsoever incident or relating to the Assets, for the purpose of fully vesting in Purchaser, its successors and assigns, all the right, title and interest in and to the Assets, all and singular.

   This instrument will be binding upon Seller, its successors and assigns, and will inure to the benefit of Purchaser, its successors and assigns.

   This Bill of Sale will be governed by, and construed and interpreted in accordance with, the laws of the State of Texas.

   IN WITNESS WHEREOF, this Bill of Sale is executed on February 19,1997.


			      Seller:

			      BENT'S MARINE, INC.


			      By: /s/ George Bent
				  -----------------------------
				   George Bent, President



THE STATE OF LOUISIANA

PARISH OF __________     _


  The foregoing instrument was ACKNOWLEDGED before me this _____ day of _____________, by _________________________, the ___________________________
  of _______________________,  a ________ corporation, on behalf of said corporation.


[ S E A L ]
		     Notary Public, State of __________
My Commission Expires:

		   (Printed Name of Notary Public)
		   -------------------------------

			   EXHIBIT D

	      ASSIGNMENT AND ASSUMPTION AGREEMENT


   ASSIGNMENT AND ASSUMPTION AGREEMENT (this "Agreement"), dated as of February 19, 1997, by and between TRAVIS BOATING CENTER LOUISIANA, INC., a Louisiana corporation ("Buyer"), and BENT'S MARINE, INC., a Louisiana corporation ("Seller"). Capitalized terms used herein without definition will have the meanings assigned to them in the Purchase Agreement (defined below).

   WHEREAS, Buyer, Seller and George and Carolyn Bent have entered into that certain Asset Purchase Agreement, dated as of the date hereof (the "Purchase Agreement"), pursuant to the terms of which Buyer agrees to buy, and Seller agrees to sell, certain assets of Seller;

   WHEREAS, pursuant to Section 3.1 of the Purchase Agreement, Buyer has agreed to assume certain debts and obligations of Seller;

   NOW, THEREFORE, for and in consideration of the sale of the Assets pursuant to the Purchase Agreement, Seller hereby assigns to Buyer, and Buyer hereby assumes and undertakes to pay, perform and discharge the liabilities and obligations set forth in Section 3.1 and on Schedule 3.1 of the Purchase Agreement, that accrue from and after the Effective Date.

   Buyer does not agree to pay, assume, perform or discharge any obligations of whatever kind (whether direct or indirect, absolute or contingent, known or unknown, matured or unmatured, or otherwise) in connection with the Excluded Assets or any obligation that it does not expressly assume hereunder or under the Purchase Agreement.

   This Agreement will be binding upon, and inure to the benefit of, the parties hereto and their respective successors in interest and permitted assigns.

   IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the date first above written.

			      Seller:

			      BENT'S MARINE, INC.


			      By: /s/ George Bent
				  ---------------------------------------
				  George Bent, President

			      Buyer:

			      TRAVIS BOATING CENTER LOUISIANA, INC.


			      By: /s/ Ron Spradling
				  ---------------------------------------
				  Ron Spradling, Executive Vice President

THE STATE OF LOUISIANA

PARISH OF __________     _

   On this day, before me, a Notary Public, duly commissioned and qualified and acting within and for the state and county aforesaid, appeared in person, ____________________, who stated that he was the ______________ of
________________________, a Louisiana corporation, and was duly authorized in his capacity to execute the foregoing instrument for and in the name and on behalf of said corporation; and further stated that he had so signed, executed and delivered said instrument for the consideration, uses and purposes therein mentioned and set forth.

IN TESTIMONY WHEREOF, I have hereunto set my hand and official seal on this ______ day of ____________.

[S E A L]

			      Notary Public, State of _________

			      Notary's Printed Name:
			      Notary's Commission Expires:



THE STATE OF LOUISIANA

PARISH OF __________     _

   On this day, before me, a Notary Public, duly commissioned and qualified and acting within and for the state and county aforesaid, appeared in person, ____________________, who stated that he was the ______________ of Travis
Boating Center Louisiana, Inc., a Louisiana corporation, and was duly authorized in his capacity to execute the foregoing instrument for and in the name and on behalf of said corporation; and further stated that he had so signed, executed and delivered said instrument for the consideration, uses and purposes therein mentioned and set forth.

   IN TESTIMONY WHEREOF, I have hereunto set my hand and official seal on this ______ day of ____________.

[S E A L]

			      Notary Public, State of __________

			      Notary's Printed Name:
			      Notary's Commission Expires:

			   EXHIBIT E

		   NON-COMPETITION AGREEMENT


   This Non-Competition Agreement (the "Agreement"), dated as of February 19, 1997, is among TRAVIS BOATS & MOTORS, INC., a Texas corporation ("Travis"), TRAVIS BOATING CENTER LOUISIANA, INC., a Louisiana corporation and wholly owned subsidiary of Travis ("Buyer"), both having an office for the purpose of notice at 13045 Research Blvd., Austin, Texas 78750, and George and Carolyn Bent, individuals residing at 3968 Maddon, Metairie, Louisiana 77002 (collectively, "Owner").

   WHEREAS, Buyer has agreed to acquire certain of the assets of Bent's Marine, Inc., a Louisiana corporation ("Seller"), pursuant to that certain asset purchase agreement dated February 19, 1997 (the "Purchase Agreement") among Buyer, Seller and Owner (the capitalized terms used herein have the meanings assigned to them in the Purchase Agreement unless otherwise defined herein);
and

   WHEREAS, Owner owns 100% of the outstanding shares of capital stock of Seller; and

   WHEREAS, Owner has established a valuable, far-reaching personal reputation in the boat, boat accessory and water sports sales business; and

   WHEREAS, pursuant to the Purchase Agreement, Buyer will acquire Seller's tradename "Bent's Marine, Inc.", and all derivative uses of such name and the goodwill associated therewith; and

   WHEREAS, Owner's personal reputation and identification with the Business is a significant portion of the value of the Business; and

   WHEREAS, the parties hereto agree that the reasonable market area of a business such as the Business is approximately a 150-mile radius; and

   WHEREAS, it is a condition precedent to the closing of the purchase under the Purchase Agreement that Owner shall have entered into this Agreement;

   NOW, THEREFORE, in consideration of the foregoing, and of the mutual covenants, terms and conditions hereinafter expressed, Travis, Buyer and Owner agree as follows:

		     Section 12.
		     ----------

   12.1  Non-Competition.  Owner will not, for any reason:
	  ---------------
   12.1.1 Engage in a business or businesses, directly or indirectly, that competes with Buyer in its conduct of the Business, or otherwise receive compensation for any services rendered regarding any aspect of the boat, boat accessory or water sport sales business anywhere in the State of Louisiana within 150 miles of the location of the Business.

   12.1.2 Participate, directly or indirectly, in any business that competes with Buyer and the Business at any Boat Show.

   12.1.3 Engage in a business or businesses, directly or indirectly, that competes with Travis or any Affiliate of Travis in their conduct of the boat, boat accessory or water sport sales business, or otherwise receive compensation for any services rendered regarding any aspect of the boat, motor, trailer, marine accessory or water sport sales business anywhere in the State of Louisiana within 150 miles of the location of any store operated by Travis or any Affiliate of Travis.

   12.1.4 Engage or participate, directly or indirectly, in any business which is substantially similar to that of Travis or any Affiliate of Travis, including, without limitation, serving as a consultant, administrator, officer, director, employee, manager, lender, guarantor, or in any similar or related capacity or otherwise receive compensation for services rendered regarding any aspect of the boat, boat accessory or water sport sales business anywhere in the State of Louisiana within 150 miles of the location of any store operated by Buyer, Travis or any Affiliate of Travis.

   12.2 Owner agrees that Travis and Buyer will not be able to recognize the value of Seller's assets and the Business unless Buyer is able to engage in the successful operation of the Business, that the non-competition provisions set forth in Section 1.1 are ancillary to the Purchase Agreement, that the Purchase Agreement is an otherwise enforceable agreement, and that the non-competition provisions in this Agreement are therefore ancillary to an otherwise enforceable agreement. Owner further agrees that the non-competition provisions set forth above are supported by independent valuable consideration and contain reasonable limitations as to the time, geographical area, and scope of activity for which he is to be restrained; and that the limitations of the non-competition provisions do not impose a greater restraint than is necessary to protect the goodwill or other business interests of Travis and Buyer. It is agreed by the parties that the restrictions contained in Section 1.1 impose, on the date of the execution of this Agreement, a reasonable restraint on Seller in light of the activities and businesses of Travis and Buyer and their future plans.

   12.3 For the purposes of this Agreement, Owner will be deemed to be engaging or participating in a business or businesses if he is engaged in such business or businesses, directly or indirectly, whether for his own account or for that of any other person, firm or corporation, and whether as a stockholder (except solely as a stockholder in a publicly held corporation with more than 500 holders of common stock and as to which he owns, in the aggregate, less than 5% of any class of stock), director, officer, employee, consultant, partner, joint venturer, principal, agent, proprietor, consultant, manager, independent contractor, sales representative, lender, guarantor, or in any other capacity.

   12.4 George Bent's employment by, or ventures with, Travis or Buyer will not be deemed a breach of the provisions of this Agreement.


		       Section 13
		       ---------

   13.1 Term. The term of this Agreement will commence on the date hereof and will terminate on the earliest of: (a) February 19, 2002; (b) twelve months from the date on which George Bent's employment by Buyer is terminated without cause; or (c) the default by Buyer on the Promissory Note executed pursuant to
Section 2.1 of the Purchase Agreement.

   13.2  Remedies. Owner acknowledges that a breach of any of the provisions of
Section 1 will cause irreparable harm to Travis and Buyer, for which there may be no adequate remedy at law and for which the ascertainment of damages would be difficult. Therefore, Travis and Buyer will be entitled to specific performance of Section 1 hereof, in addition to, and without having to prove the inadequacy of, other remedies at law, as well as injunctive relief (without being required to post bond or other security), and, if such legal action becomes necessary, Travis and Buyer will be entitled to recover reasonable attorney's fees and costs of court incurred in connection with such action. Nothing contained herein will be construed as prohibiting Travis and Buyer from pursuing any other remedies available to it for such breach, including the recovery of money damages.

   13.3 Notices. Notices and demands provided for under this Agreement will be in writing and will be deemed to be fully given and received if sent by registered mail, postage prepaid, to the respective party at the address listed at the beginning of this Agreement.

   13.4 Assignment. Buyer or Travis may assign its rights or obligations hereunder to any Affiliate of Buyer or Travis or any successor to the business of Buyer or Travis, by merger, consolidation, sale of assets, or otherwise.

   13.5 Reformation; Severability. Whenever possible, each provision of this Agreement will be interpreted so as to be legal, valid and enforceable under applicable law, but in the event any provision of this Agreement is held to be prohibited, unenforceable or invalid under applicable law, the parties agree that such provision will automatically be deemed modified for purposes of performance of this Agreement to the extent necessary to render it lawful, valid and enforceable, or if such modification is not possible without materially altering the intent of the parties, that such provision will automatically be deemed severed from this Agreement to the extent of such prohibition, unenforceability, or invalidity. The validity of the remaining provisions of this Agreement will not be altered by any such modification or severance.

   13.6 Amendment of Agreement. Except as set forth in Section 2.5, this Agreement may not be amended, modified, or supplemented except by a writing signed by all parties.

   13.7 Governing Law; Venue. THIS AGREEMENT WILL BE CONSTRUED AND INTERPRETED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS WITHOUT REGARD TO THE CONFLICT OF LAWS RULES OF TEXAS.

   13.8 Construction. This Agreement constitutes the entire Agreement between the parties and will be binding upon and inure to the benefit of the parties hereto and their permitted successors and assigns. No terms or understandings not herein contained will apply unless in writing and signed by all parties subsequent to execution of this Agreement. This Agreement is intended to benefit only the parties hereto and no third party will have any right to enforce this Agreement or receive any benefits hereof.


   IN WITNESS WHEREOF, Travis, Buyer and Owner have executed this Agreement, in the manner appropriate to each, as of the day and year first above written.


			      TRAVIS BOATS & MOTORS, INC.


			      By: /s/ Ron Spradling
				 ---------------------------------
				 ---------------------------------
				 ---------------------------------


			      TRAVIS BOATING CENTER LOUISIANA, INC.

			      By: /s/ Ron Spradling
				 ---------------------------------
				 ---------------------------------
				 ---------------------------------

				  /s/ George Bent
				  ---------------------------------
				  George Bent

				  /s/ Carolyn Bent
				  ---------------------------------
				  Carolyn Bent

			   EXHIBIT F

		   NON-COMPETITION AGREEMENT


   This Non-Competition Agreement (the "Agreement"), dated as of February 19, 1997, 1996, is among TRAVIS BOATS & MOTORS, INC., a Texas corporation ("Travis"), TRAVIS BOATING CENTER LOUISIANA, INC., a Louisiana corporation and wholly owned subsidiary of Travis ("Buyer"), both having an office for the purpose of notice at 13045 Research Blvd., Austin, Texas 78750, and Bent's Marine, Inc., a Louisiana corporation ("Seller") with an office for the purpose of notice at 3968 Haddon, Metairie, Louisiana 77002.

   WHEREAS, Buyer has agreed to acquire certain of the assets of Seller pursuant to that certain asset purchase agreement dated February 19, 1997 (the "Purchase Agreement") among Buyer, Seller and George and Carolyn Bent (the capitalized terms used herein have the meanings assigned to them in the Purchase Agreement unless otherwise defined herein); and

   WHEREAS, pursuant to the Purchase Agreement, Buyer will acquire Seller's tradenames "Bent's Marine, Inc.", and all derivative uses of such names and the goodwill associated therewith; and

   WHEREAS, the parties hereto agree that the reasonable market area of a business such as the Business is approximately a 150-mile radius; and

   WHEREAS, it is a condition precedent to the closing of the purchase under the Purchase Agreement that Seller shall have entered into this Agreement;

   NOW, THEREFORE, in consideration of the foregoing, and of the mutual covenants, terms and conditions hereinafter expressed, Travis, Buyer and Seller agree as follows:

			   Section 1.

   1.1  Non-Competition.  Seller will not, for any reason:

   1.1.1 Engage in a business or businesses, directly or indirectly, that competes with Buyer in its conduct of the Business, or otherwise receive compensation for any services rendered regarding any aspect of the boat, boat accessory or water sport sales business anywhere in the State of Louisiana within 150 miles of the location of the Business, except that Seller may sell the inventory of the Business that was not purchased by Buyer.

   1.1.2 Participate, directly or indirectly, in any business that competes with Buyer and the Business at any Boat Show.

   1.1.3 Engage in a business or businesses, directly or indirectly, that competes with Travis or any Affiliate of Travis in their conduct of the boat, boat accessory or water sport sales business, or otherwise receive compensation for any services rendered regarding any aspect of the boat, motor, trailer, or marine accessory or water sport sales business anywhere in the State of Louisiana within 150 miles of the location of any store operated by Travis or any Affiliate of Travis.

   1.1.4 Engage or participate, directly or indirectly, in any business which is substantially similar to that of Travis or any Affiliate of Travis, including, without limitation, serving as a consultant, administrator, officer, director, employee, manager, landlord, lender, guarantor, or in any similar or related capacity or otherwise receive compensation for services rendered regarding any aspect of the boat, boat accessory or water sport sales business anywhere in the State of Louisiana within 150 miles of the location of any store operated by Buyer, Travis or any Affiliate of Travis.

   1.2 Seller agrees that Travis and Buyer will not be able to recognize the value of Seller's assets and the Business unless Buyer is able to engage in the successful operation of the Business, that the non-competition provisions set forth in Section 1.1 are ancillary to the Purchase Agreement, that the Purchase Agreement is an otherwise enforceable agreement, and that the non-competition provisions in this Agreement are therefore ancillary to an otherwise enforceable agreement. Seller further agrees that the non-competition provisions set forth above are supported by independent valuable consideration and contain reasonable limitations as to the time, geographical area, and scope of activity for which he is to be restrained; and that the limitations of the non-competition provisions do not impose a greater restraint than is necessary to protect the goodwill or other business interests of Travis and Buyer. It is agreed by the parties that the restrictions contained in Section 1.1 impose, on the date of the execution of this Agreement, a reasonable restraint on Seller in light of the activities and businesses of Travis and Buyer and their future plans.

   1.3 For the purposes of this Agreement, Seller will be deemed to be engaging or participating in a business or businesses if it is engaged in such business or businesses, directly or indirectly, whether for its own account or for that of any other person, firm or corporation, and whether as a stockholder (except solely as a stockholder in a publicly held corporation with more than 500 holders of common stock and as to which he owns, in the aggregate, less than 5% of any class of stock), director, officer, employee, consultant, partner, joint venturer, principal, agent, proprietor, consultant, manager, independent contractor, sales representative, landlord, lessor, lender, guarantor, or in any other capacity.


			   Section 2.

   2.1 Term. The term of this Agreement will commence on the date hereof and will terminate on the earliest of: (a) February 19, 2002; (b) twelve months from the date on which George Bent's employment by Buyer is terminated without cause; or (c) the default by Buyer on the Promissory Note executed pursuant to
Section 2.1 of the Purchase Agreement.

   2.2  Remedies. Seller acknowledges that a breach of any of the provisions of
Section 1 will cause irreparable harm to Travis and Buyer, for which there may be no adequate remedy at law and for which the ascertainment of damages would be difficult. Therefore, Travis and Buyer will be entitled to specific performance of Section 1 hereof, in addition to, and without having to prove the inadequacy of, other remedies at law, as well as injunctive relief (without being required to post bond or other security), and, if such legal action becomes necessary, Travis and Buyer will be entitled to recover reasonable attorney's fees and costs of court incurred in connection with such action. Nothing contained herein will be construed as prohibiting Travis and Buyer from pursuing any other remedies available to it for such breach, including the recovery of money damages.

   2.3 Notices. Notices and demands provided for under this Agreement will be in writing and will be deemed to be fully given and received if sent by registered mail, postage prepaid, to the respective party at the address listed at the beginning of this Agreement.

   2.4 Assignment. Buyer or Travis may assign its rights or obligations hereunder to any Affiliate of Buyer or Travis or any successor to the business of Buyer or Travis, by merger, consolidation, sale of assets, or otherwise.

   2.5 Reformation; Severability. Whenever possible, each provision of this Agreement will be interpreted so as to be legal, valid and enforceable under applicable law, but in the event any provision of this Agreement is held to be prohibited, unenforceable or invalid under applicable law, the parties agree that such provision will automatically be deemed modified for purposes of performance of this Agreement to the extent necessary to render it lawful, valid and enforceable, or if such modification is not possible without materially altering the intent of the parties, that such provision will automatically be deemed severed from this Agreement to the extent of such prohibition, unenforceability, or invalidity. The validity of the remaining provisions of this Agreement will not be altered by any such modification or severance.

   2.6 Amendment of Agreement. Except as set forth in Section 2.5, this Agreement may not be amended, modified, or supplemented except by a writing signed by all parties.

   2.7 Governing Law; Venue. THIS AGREEMENT WILL BE CONSTRUED AND INTERPRETED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS WITHOUT REGARD TO THE CONFLICT OF LAWS RULES OF TEXAS.

   2.8 Construction. This Agreement constitutes the entire Agreement between the parties and will be binding upon and inure to the benefit of the parties hereto and their permitted successors and assigns. No terms or understandings not herein contained will apply unless in writing and signed by all parties subsequent to execution of this Agreement. This Agreement is intended to benefit only the parties hereto and no third party will have any right to enforce this Agreement or receive any benefits hereof.

   IN WITNESS WHEREOF, Travis, Buyer and Seller have executed this Agreement, in the manner appropriate to each, as of the day and year first above written.

			      TRAVIS BOATS & MOTORS, INC.


			      By: /s/ Ron Spradling
				 -------------------------------------
				 -------------------------------------
				 -------------------------------------


			       TRAVIS  BOATING  CENTER  LOUISIANA,INC.


			      By:  /s/ Ron Spradling
				  --------------------------------------


			      BENT'S MARINE, INC.


			      By:   /s/ George Bent
				   -------------------------------------
				   George Bent, President



>PAGE>
			   EXHIBIT G

	    CERTIFICATE OF EXECUTIVE VICE PRESIDENT
			       OF
	     TRAVIS BOATING CENTER LOUISIANA, INC.


This Certificate is delivered pursuant to Section 7.3.2 of the Asset Purchase Agreement dated as of February 19, 1997, among Travis Boating Center Louisiana, Inc., Bent's Marine, Inc., and George and Carolyn Bent (the "Agreement"). Terms used herein and not defined herein have the meanings assigned to them in the Agreement.

I, Ron Spradling, Executive Vice President of Travis Boating Center Louisiana, Inc., a Louisiana corporation, do hereby certify that, to the best of my knowledge in my corporate capacity, Buyer has performed and complied in all material respects with each obligation, agreement, covenant and condition required by the Agreement to be performed or complied with by Buyer at or prior to the Closing.

IN  WITNESS  WHEREOF, I have signed this Certificate on February 19, 1997.


				    /s/ Ron Spradling
				    ---------------------------------------
				    Ron Spradling, Executive Vice President