Form 10-Q
period 1997-06-30
TRAVIS BOATS & MOTORS INC
filed 1997-08-14
CIK 1012734

SECURITIES AND EXCHANGE COMMISSION
				   Washington, D.C. 20549
					Form 10-Q

		   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
				OF THE SECURITIES EXCHANGE ACT OF 1934

			  For the Quarterly Period Ended June 30, 1997

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



		     5000 Plaza on the Lake, Suite 250, Austin, Texas 78746
			    (Address of principal executive offices)
	 Registrant's telephone number, including area code: (512) 347-8787

		   13045 Research Blvd., Austin, Texas 78750, (512) 250-8103
		      (Registrant's former address and telephone number,
				 if changed since last report)

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

Common Stock $.01 par value - 4,136,506 shares as of July 31, 1997.

   Item 1. Financial Statements

   Travis Boats & Motors, Inc. and Subsidiaries
   Condensed Consolidated Balance Sheets
    ( in thousands, except share data )


								June 30,   September 30,
								  1997        1996
								--------    -----------
							      (unaudited)

   ASSETS:
      Current assets:
	 Cash and cash equivalents                                $3,688       $1,533
	 Accounts receivable                                       6,085        1,331
	 Inventories                                              29,281       20,554
	 Prepaid expenses/other                                      252          263
								  ------       ------
	    Total current assets                                  39,306       23,681

      Property and equipment:
	 Land                                                      1,816        1,816
	 Buildings and improvements                                5,901        4,909
	 Furniture, fixtures and equipment                         2,619        1,847
								  ------       ------
								  10,336        8,572
	 Less accumulated depreciation                            (2,552)     (2,025)
								  -------     -------
								   7,784        6,547
      Intangibles and other assets :
	 Goodwill & noncompete agreements, net                     2,483        1,063
	 Other assets                                                239           59
								 -------      -------
	    Total assets                                         $49,812      $31,350
								 =======      =======

   LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
	 Accounts payable                                         $1,338         $240
	 Accrued liabilities                                       2,721        1,389
	 Federal & state income taxes payable                      1,377          953
	 Unearned revenue                                            885        1,174
	 Current portion of notes payable and other               15,842        4,661
	  short-term obligations                                  ------        -----
	    Total current liabilities                             22,163        8,417

      Notes payable, less current portion                          6,304        4,335

      Stockholders' equity
	 Common Stock, $.01 par value, 50,000,000 authorized
	       4,136,506 issued and outstanding at June 30,1997
	       and September 30, 1996, respectively                   41           41
	 Paid-in capital                                          11,527       11,527
	 Retained earnings                                         9,777        7,030
								 -------      -------
	    Total stockholders' equity                            21,345       18,598
								 -------      -------

	    Total liabilities and stockholders' equity           $49,812      $31,350
								 =======      =======

	    See notes to unaudited condensed consolidated financial statements

Travis Boats & Motors, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except share data and stores open)

						  Three months ended        Nine months ended
						       June 30,                  June 30,

						    1997        1996          1997        1996
						  -------    --------      --------     -------
Net sales......................................   $37,348     $26,445       $67,072     $48,462
Cost of goods sold.............................    27,817      19,832        49,796      36,278
						  -------     -------       -------     -------
Gross profit...................................     9,531       6,613        17,276      12,184

Selling, general and administrative............     5,426       3,767        11,204       8,068
Depreciation and amortization..................       232         141           653         404
						  -------     -------       -------     -------
						    5,658       3,908        11,857       8,472

Operating income...............................     3,873       2,705         5,419       3,712
Interest expense...............................     (412)       (424)       (1,041)     (1,092)
Other income...................................       (1)          17           (9)          49
						  -------     -------       -------     -------

Income before income taxes.....................     3,460       2,299         4,369       2,669
Provision for income taxes.....................     1,288         883         1,621       1,010
						  -------     -------       -------     -------

Net Income.....................................    $2,172      $1,416        $2,748      $1,659
						  =======     =======       =======     =======

Net Income per common share....................      0.53        0.52          0.66        0.61

Weighted average common shares outstanding..... 4,136,506   2,741,193     4,136,506   2,702,661
						=========   =========     =========   =========

Stores open at end of period...................        16          12            16          12
						=========   =========     =========   =========


     Travis Boats & Motors, Inc.and Subsidiaries
     Unaudited Condensed Consolidated Statements of Cash Flow
     (in thousands)

								  Nine months ended
								      June 30,

								  1997         1996
								 ------       ------
     Operating activities:
     Net Income                                                  $2,748       $1,659
     Adjustments to reconcile net income to net cash used in
       operating activities:
	Depreciation and amortization.........................      653          404
	Changes in operating assets and liabilities
	   (Increase) in amounts due from underwriters........        0      (10,286)
	   (Increase) in accounts receivable..................   (4,754)      (3,019)
	   (Increase) in prepaid assets.......................      (36)         (56)
	   (Increase) in inventories..........................   (5,056)      (8,454)
	   (Increase) in other assets.........................     (180)          (3)
	   Decrease in deferred tax asset.....................        0           60
	   Increase/(decrease) in accounts payable............    1,098          (17)
	   Increase in accrued liabilities....................    1,332          794
	   Increase/(decrease) in income taxes payable........      424           73
	   Increase/(decrease) in unearned revenue............     (289)       1,947

								 ------       -------
	Net Cash used in by operating activities..............   (4,060)     (16,898)

	Investing Activities:
	Purchase of businesses................................   (2,519)         (88)
	Purchase of property and equipment....................   (1,344)      (1,100)

								 ------       -------
	Net cash used in investing activities                    (3,863)      (1,188)

	Financing activities:
	Net increase in notes payable and other short term obl   10,078        6,913
	Issuance of common stock                                      0        9,578

								 ------       -------
	Net cash provided by financing activities.............   10,078       16,491
	Increase/(decrease) in cash and cash equivalents......    2,155       (1,595)
	Cash and cash equivalents, beginning of period........    1,533          996

								 ------       -------
	Cash and cash equivalents, end of period..............   $3,688        ($599)
								 ======       =======

	      See notes to unaudited condensed consolidated financial statements

	     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

				JUNE  30, 1997


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Travis Boats & Motors, Inc. and subsidiaries (collectively, the Company) without audit. In the opinion of management, such financial statements include all adjustments (consisting of only recurring accruals) necessary to present fairly the financial position at June 30, 1997; and the interim results of operations and cash flows for the nine month periods ended June 30, 1997 and 1996. The condensed consolidated balance sheet at September 30, 1996, presented herein, has been prepared from the audited consolidated financial statements of the Company for the fiscal year then ended.

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

The results of operations for the nine month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

The Company sells over 40 different models of brand-name fishing, water-skiing and general recreational boats, along with motors, trailers, accessories and related equipment. Personal watercraft, off-shore fishing boats and cabin cruisers are also offered for sale at selected store locations. The Company custom designs and pre-packages combinations of popular brand-name boats, such as Aquasport, Pro Line, Sea Ark and Larson, with Johnson outboard and other motors, trailers and numerous accessories, under its proprietary Travis Edition product line. These signature Travis Edition packages, which account for the vast majority of total new boat sales, have been designed and developed in coordination with the manufacturers and often include distinguishing features and accessories that have historically been unavailable to, or listed as optional by, many competitors. These factors enable the Company to provide the customer with an exceptional product that is competitively priced and conveniently packaged for immediate enjoyment.

The Company believes that it offers a selection of boat, motor and trailer packages that fall within the price range of the majority of all boats, motors and trailers sold in the United States. Although the Company sells boats priced in excess of $100,000, the Company's product line generally consists of boat packages priced from $7,500-$23,000 with approximate even distribution within this price range. Management believes that by combining flexible financing arrangements with an even distribution of products through a broad price range, the Company is able to offer boat packages to customers with different purchasing budgets and varying income levels.

Results of Operations
---------------------

Quarter Ended, June 30, 1997 Compared to the Quarter Ended, June 30, 1996 and Nine Months Ended, June 30, 1997 Compared to the Nine Months Ended June 30, 1996

Net sales.   Net sales increased by 41.3% to $37.3 million in the third quarter of fiscal 1997 from $26.4 million in the third quarter of fiscal 1996. For the nine months ended, June 30, 1997, net sales increased by 38.4% to $67.1 million from $48.5 million during the same period of the prior year. Of the increases in net sales, approximately $1.8 million and $942,000 were attributable to a 7.3% and 3.5% growth in comparable store sales for the quarter (ten stores in base) and nine months (six stores in base) ended June 30 1997, respectively. For the quarter and nine months ended June 30, 1997, respectively, approximately $9.5 million and $15.8 million of the increases in net sales were related to the four store locations acquired thus far in fiscal 1997. General growth in overall sales volume was primarily the result of the increased number of stores in operation during the periods, the participation in additional season opening boat and recreation shows, volume client sales derived from the newly acquired Winchester, Tennessee store and the growth in comparable store sales. The Winchester store location has two distinct types of sales - local retail (similar to the traditional Travis Boating Center superstore) and volume client sales. Volume client sales are typically non-packaged products (ie not Travis Editions) sold below the Company's standard profit margins. It is anticipated that this location will be the only existing store that will have a volume client sales component as a material part of its operations.

Comparable store sales during the quarter and the nine months ended June 30, 1997 benefitted from the increased number of Travis Edition models offered (including the addition of Pro Line boats, new deck boats by Larson, Sprint and numerous aluminum models) and increased penetration levels of sales related to finance and insurance products offered by the Company. Comparable store sales have also benefitted from continued sales demand from participation in offsite marketing events such as boat and recreation shows, parking lot shows, open houses and in the water boat shows.

Historically, the Company's first fiscal quarter represents its slowest quarter in terms of sales demand. This is historically followed a broad seasonal increase in sales by both the Company and the industry as a whole in
the quarters ending on March 31 and June 30.   The quarter ended June 30,
historically represents the peak sales demand for the Company.

Gross profit.   Gross profit increased by 43.9% to $9.5 million in the third quarter of fiscal 1997 from $6.6 million in the same quarter of fiscal 1996, while gross profit as a percent of sales increased to 25.5% from 25.0% during the same periods. For the nine months ended, June 30, 1997, gross profit increased 41.8% to $17.3 million from $12.2 million in the same period of the prior year, while the gross profit as a percent of sales increased to 25.8% from 25.1%. These increases in gross profit as a percent of sales were primarily related to enhanced revenues attributable to traditionally higher gross profit sales categories such as: F&I income, over the counter sales of parts & accessories and service labor, as well as an overall favorable mix of boats sold. While the gross profit margin has reflected improvement as a percent of sales, it has been offset somewhat by the sales to high volume clients through the Winchester, Tennessee store location. During the recently completed third quarter and nine months ended June 30, 1997, approximately

$1.3 million and $3.1 million in sales, respectively, from the Winchester store were volume client sales. However, the Winchester store is expected to generate less than $5.0 million in volume client transactions during fiscal 1997, a level not expected to have a material impact on the Company's targeted gross profit margin.


Net sales attributable to F&I Products, which have a significant impact on the gross profit margin, contributed $1.6 million, or 16.8%, of total gross profit in the third quarter of fiscal 1997, as compared to $1.1 million or 16.7%, of total gross profit for the third quarter of the prior fiscal year. For the nine months ended, June 30, 1997, net sales attributable to F&I Products accounted for $3.0 million, or 17.3% of the total gross profit, compared to $2.0 million or 16.4%, for the same period of the prior year. Net sales attributable to F&I Products are reported on a net basis, therefore, all of such sales contribute directly to the Company's gross profit. The costs associated with the sale of F&I Products are included in selling, general and administrative expenses.

Selling, general and administrative expenses.   Selling, general and
administrative expenses increased by 42.1% to $5.4 million in third quarter of fiscal 1997 from $3.8 million for the third quarter of fiscal 1996. Selling, general and administrative expenses as a percent of net sales increased to
14.5% in the third quarter of fiscal 1997 from 14.2% for the third quarter of fiscal 1996. This increase in selling, general and administrative expenses as a percent of net sales was primarily attributable to, the start up costs associated with the four stores acquired thus far in fiscal 1997, the expenses associated with due-diligence on pending acquisitions
(see Pending Acquisitions) and the expenses of operating a larger store base with an expanded regional market presence. Selling, general and administrative expenses in actual dollars increased by 38.3% to $11.2 million for the nine months ended June 30, 1997, versus $8.1 million in the same period
of the prior fiscal year.   However, as a percent of net sales, selling, general
and administrative expenses for the nine months ended June 30, 1997 remained flat at 16.7% from the same period of the prior year due primarily to the over-all increase in net sales.

Depreciation and amortization expenses increased in the quarter and for the nine months ended, June 30, 1997, primarily as a result of the acquisitions which occurred thus far in fiscal 1997, and through the capitalization of costs such as leasehold or building improvements associated with the conversion of certain existing stores to superstore standards.

Interest expense.   Interest expense, in actual dollars, decreased by 2.8% to
$412,000 in third quarter of fiscal 1997 from $424,000 in the third quarter of fiscal 1996, while interest expense as a percent of net sales also decreased to 1.1% in the third quarter of fiscal 1997 from 1.6% in the same quarter of fiscal 1996. For the nine months ended June 30, 1997, interest expense decreased to $1.0 million from $1.1 million in the same period of the prior year, while interest expense as a percent of net sales declined to 1.6% from
2.3%.   Effective with the funding of the Company's Initial Public Offering in late June of 1996, the Company reduced certain revolving indebtedness and
certain long term indebtedness.   This reduction in debt, a reduction in the
Company's revolving line of credit interest rate, and the seasonally increased working capital have allowed the reduction in overall interest expense. See "Liquidity and Capital Resources", "Seasonality".

Net Income.   The Company experienced a net income of $2.2 million for the third quarter of fiscal 1997. This represents an increase of 57.1% from the net income of $1.4 million in the third quarter of fiscal 1996. The net income as a percent of sales was 5.8% and 5.4% for the third quarter of fiscal 1997 and 1996, respectively. For the nine months ended, June 30, 1997, net income increased by 58.8% to $2.7 million from $1.7 million in the same period of the prior year. The improved net income has been the result of the Company gener-ating higher net sales levels while attaining higher gross profit margins, containing selling, general and administrative expenses and reducing interest expense both in terms of actual dollars and as a percentage of net sales.


Liquidity and Capital Resources
-------------------------------

The Company's short-term cash needs are primarily for working capital to support operations, including inventory requirements, off-season liquidity and store expansion. These short-term cash needs have historically been financed with cash from operations and borrowings under the Company's credit facilities. At June 30, 1997, the Company had working capital of $17.1 million, including $6.1 million in accounts receivable (primarily contracts in transit from sales) and $29.3 million in inventories, offset by approximately $4.1 million of accounts payable and accrued liabilities, and $18.1 million in other short-term liabilities including revolving/floorplan credit lines outstanding ($15.8 million) and, unearned income ($885,000). As of June 30, 1997, the aggregate maximum borrowing limits under floor plan and revolving lines of credit were approximately $45.0 million, of which the Company was eligible to borrow approximately $30.0 million pursuant to the Company's borrowing formula.

Operating activities utilized cash flows of $4.0 million for the first nine months of fiscal 1997 due primarily to the net increases of $5.1 million in inventories and $4.8 million in accounts receivable. The third quarter historic-ally represents the peak selling season for the Company (see "Seasonality"). Inventory growth traditionally slows during the third quarter and generally falls to an annual low point during the fourth fiscal quarter. In the fourth quarter, inventory model year change occurs and inventory commitments and allocations are typically finalized for the next year's selling season.

The Company used net cash in investing activities of approximately $3.9 mil-lion in the first nine months of fiscal 1997. During the first nine months of fiscal 1997, the Company acquired substantially all of the assets of North Alabama Watersports, Inc., Tri-Lakes Marine, Inc. and Bent's Marine, Inc. which accounted for approximately $2.5 million of investing activities. The
Company also acquired its facility in Beaumont, Texas, renovated its Midland, Texas store to superstore standards and updated certain facilities with its
standard superstore trade dress awnings and neon.   Certain sellers in the
recent acquisitions have provided long term debt at fixed interest rates in connection with those acquisitions. The remaining acquisition and other capital expenditures have been substantially financed with advances made under the Company's revolving credit lines and from working capital.

Financing activities for the nine months ended June 30, 1997 provided $10.1 million of cash flows primarily from the net proceeds of advances under the Company's revolving and floorplan lines of credit. These advances were used to fund the increase in inventories, certain acquisition related expenses and other capital expenditures. Effective December 12, 1996, the Company entered into a $15.0 million revolving line of credit agented by NationsBank of Texas, N.A. This credit facility replaced the previously existing floor plan lines of credit and revolving credit lines totalling approximately $13.8 million with Hibernia National Bank and NationsBank. The line provides for borrowing pursuant to a borrowing formula based upon certain of the Company's inventory and account receivables. Collateral consists of a security interest in specific inventories (and proceeds thereof), accounts receivable and contracts in transit. The line is annually renewable with the initial maturity on October 31, 1997. Pricing is at the prime rate minus .375%, with a fee of .125% on the unfunded portion to be assessed quarterly. A comprehensive loan agreement governs the line of credit. The loan agreement contains financial covenants regulating debt service coverages, tangible net worth, operating leverage and restrictions on dividends or distributions. As of June 30, 1997, $5.0 million was drawn on the revolving line and management believes the Company to be in compliance with
the terms and conditions of this loan agreement.   By a conditional term sheet
dated as of May 20, 1997, NationsBank of Texas, N.A. has provided the Company with a written commitment to increase the revolving line from $15.0 million to $40.0 million under substantially the same existing terms and conditions.

The Company also maintains floor plan lines of credit with various finance companies providing approximately $25.0 million in credit limits. These floor plan lines generally have no stated maturity and utilize subsidies from manufacturers to provide for certain interest free periods each calendar year (usually August through May). Certain of these floor plan lines of credit with finance companies are governed by loan agreements containing various financial covenants concerning, among others, ratios governing tangible net worth and leverage. As of June 30, 1997, approximately $10.8 million was outstanding under these floor plan lines and management believes the Company was in compliance with the terms and conditions of these loan agreements.

Merchandise inventories were $29.3 million and $20.6 million as of June 30, 1997 and September 30, 1996, respectively. Costs in excess of net assets acquired increased by approximately $1.5 million to $2.5 million in the first nine months of fiscal 1997 due to the acquisitions of the additional four store locations thus far in fiscal 1997.

The Company's revolving credit facility, floor plan lines of credit and internally generated working capital are expected by the Company's management to be sufficient to meet the Company's cash requirements at least through the remainder of fiscal 1997 and fiscal 1998.

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

Pending Acquisitions
--------------------

On June 30, 1997, the Company released a press report that in conjunction with the planned opening of a 'de novo' store location in Pascagoula, Mississippi, it had entered into a Definitive Purchase Agreement to acquire certain Pro-Line, Donzi, Sprint and Polar boat inventory and related assets for cash consid-eration from a pleasure boat retailer in Pascagoula. The total purchase price is expected to be approximately $1.0 million.

On June 30, 1997, the Company released a press report that it had entered into conditional letters of intent to acquire Adventure Marine & Outdoors, Inc. (Adventure Marine), Adventure Boat Brokerage, Inc. (Adventure Brokerage) and Adventure Marine South, Inc. (Adventure South) for common stock of
Travis Boats & Motors, Inc. and other cash consideration. Newly issued common stock of Travis Boats will be exchanged for all outstanding common stock in Ad-venture Marine, Adventure Brokerage and Adventure South on the date of closing. The amount of common stock exchanged by Travis will be based upon the value of the assets acquired less the liabilities assumed by Travis (the "net assets"). The net assets are expected to be approximately $2.0 million and the Travis common stock will be valued based upon the average closing price for the twenty
(20) days prior to closing of the transaction. Travis will also pay an amount of approximately $2.250 million cash in excess of the net assets. Adventure Marine and Adventure Brokerage operate store locations in Ft. Walton Beach, Florida and Adventure South operates a store location in Key Largo, Florida. The transaction is expected to close in fiscal 1997.

Reliance on Manufacturers and Other Key Vendors
-----------------------------------------------

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

The Company purchased approximately 100% of its outboard motors in fiscal years 1995 and 1996 from Outboard Marine Corporation ("OMC"), the manufacturer of Johnson outboard motors. Unlike the Company's other dealer agreements, the Company's agreement with OMC is multi-year in nature. This agreement, which is in the second of three years, sets forth an established discount level from the then prevailing dealer net price over the entire term of the agreement. This dealer agreement may be canceled by either party if the volume of product purchased or available to be purchased is not maintained at pre-established levels. Both Travis and OMC have fulfilled such pre-established levels as of the date of this report on Form 10Q. If the Company's contract with OMC were canceled or modified, it could have a material adverse effect on the Company's business, financial condition and results of operations.

On Friday, April 28, 1997, OMC released a press report concerning its operating results for the first six months of its current fiscal year. OMC reported an operating loss for both its first and second fiscal quarters. The Company further announced that its Board had retained its investment banking firm to seek alternative new sources of capital.

On Wednesday July 9, 1997, OMC released a press report stating that the company had agreed to be acquired by Detroit Diesel Corp., a unit of Penske Corp. for $16 per share in cash and stock, subject to a tender offer. On Monday August 6, 1997, Detroit Diesel Corp. extended its tender offer for an additional two weeks.

On Thursday August 7, 1997, OMC released a press report stating that Greenway Partners L.P., had made a competing tender offer for $18 per share for OMC. The Greenway tender offer is scheduled to expire on Monday September 8, 1997. As of the date of this report, Travis is not aware of any public comments by OMC re-garding the tender offer by Greenway Partners, L.P.

Travis Boats management does not believe that a new owner or financial partner for OMC will prove detrimental to or result in the termination of its longstanding relationship with the company. Travis Boats believes that it is the largest volume purchaser of products from OMC and believes that alternative product suppliers exist, if necessary, for a high volume purchasing client such as Travis Boats. Although the Company believes that adequate alternate sources of motors would be available that could replace OMC, there can be no assurance that such alternate manufacturers will be available at the time of any future interruption, or that alternative products will be available at comparable quality and prices. While it is not known what impact OMC's financial condition will have upon Travis, if any, as of the date of this report Travis Boats has not had any material difficulties in obtaining necessary product from OMC and further believes that existing stock in addition to planned upcoming deliveries will be sufficient to meet demand throughout the current model year's selling season.

On Friday, April 25, 1997, Mastercrafters Corporation, of Winnsboro, Louisiana, announced that it had halted production in its only plant facility and that it would seek to find a buyer for certain of its assets including its trade name, Cajun Boats. Mastercrafters Corporation is a subsidiary of Genmar Holdings, Inc. which also owns and manufacture's the Larson and Aquasport boat lines which the Company sells as part of its Travis Edition line. Approximately 22% of the Company's net inventory purchases in fiscal 1996 were from Genmar and was comprised of boats from its Aquasport, Larson and Cajun subsidiaries. As a result of the interruption in Mastercrafters Corporation's production, the Company may experience temporary product shortfalls, disruptions or delays with respect to any unfilled purchase orders as well as intended upcoming purchase orders which would have been outstanding as of the date production was halted. Although the Company believes that it has sufficient stock on hand to substantially meet current model year's market demands and that adequate alternative sources will be available to absorb the lack of Mastercrafters' production, there can be no assurance that such alternate sources will be available in a timely manner or that such products will be available at comparable quality and prices.



Effect of Newly Issued Accounting Standards
-------------------------------------------

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

PART II. OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8 - K
(a) Exhibits
	None

(b) Reports on Form 8 - K
	  No reports on Form 8 - K have been filed during the quarter for which this report is filed.

				   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: August 13, 1997              Travis Boats & Motors, Inc.



			       By:______________________________

				       Michael B. Perrine
			   Chief Financial Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)

[ARTICLE]                           5
[MULTIPLIER]                        1,000


<PERIOD TYPE>                       9-MOS                   12-MOS
<FISCAL YEAR-END>                   SEP-30-97               SEP-30-96
[PERIOD-START]                      OCT-01-96               OCT-01-95
[PERIOD-END]                        JUN-30-97               SEP-30-96
[CASH]                              3,688                   1,533
[SECURITIES]                        0                       0
[RECEIVABLES]                       6,085                   1,331
<ALLOWOWANCES>                      0                       0
[INVENTORY]                         29,281                  20,554
[CURRENT-ASSETS]                    39,306                  23,681
[PP&E]                              10,336                  8,572
[DEPRECIATION]                      2,552                   2,025
[TOTAL-ASSETS]                      49,811                  31,350
[TOTAL-LIABILITIES]                 28,466                  12,752
[BONDS]                             6,304                   4,335
[PREFERRED-MANDATORY]               0                       0
[COMMON]                            41                      41
[OTHER-SE]                          21,305                  18,557
[TOTAL-LIABILITY-AND-EQUITY]        49,811                  31,350

[SALES]                             67,072                  64,555
[TOTAL-REVENUES]                    67,072                  64,555
[CGS]                               <49,796>                <48,072>
[TOTAL-COSTS]                       <49,796>                <48,072>
[OTHER-EXPENSES]                    <11,857>                <11,421>
[LOSS-PROVISION]                    0                       0
[INTEREST-EXPENSE]                  <1,041>                 <1,289>
[INCOME-PRETAX]                     4,369                   3,833
[INCOME-TAX]                        <1,621>                 <1,450>
[INCOME-CONTINUING]                 2,748                   2,383
[DISCONTINUED]                      0                       0
[EXTRAORDINARY]                     0                       0
[CHANGES]                           0                       0
[NET-INCOME]                        2,748                   2,383
[EPS-PRIMARY]                      .66                     .78
[EPS-DILUTED]                      .66                     .78