Form 10-K
period 1997-09-30
TRAVIS BOATS & MOTORS INC
filed 1997-12-29
CIK 1012734

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

              _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                  For the Fiscal Year Ended September 30, 1997

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-20757

                          TRAVIS BOATS & MOTORS, INC.
             (Exact name of registrant as specified in its charter)

                                    TEXAS
                      (State or other jurisdiction of
                       incorporation or organization)

                                  74-2024798
                     (I.R.S. Employer Indentification Number)


            5000 Plaza on the Lake, Suite 250, Austin, Texas 78746
                     (Address of principal executive offices)

       Registrant's telephone number, including area code: (512) 347-8787
        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:


                       Common Stock, $.01 Par Value
                           (Title of class)

	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No___

	Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitve proxy or information statements incorporated by reference in Part III of this
Report on Form 10-K or any amendment to this Report on Form 10-K.
_____

	The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of December 18, 1997, (based upon the last reported price of $23.25 per share) was approximately $63,484,637 on such date.

	The number of shares of the issuer's Common Stock, par value $.01 per share, outstanding as of December 18, 1997 was 4,294,867 of which 2,730,522 shares were held by non-affiliates.

	Documents Incorporated by reference: Portions of Registrant's Proxy Statement relating to the 1998 Annual Meeting of Stockholders to be held in March 1998, have been incorporated by reference herein (Part III).

           TRAVIS BOATS & MOTORS, INC. AND CONSOLIDATED SUBSIDIARIES

                           REPORT ON FORM 10-K


                            TABLE OF CONTENTS




RISK FACTORS

                                 PART I
Item 1.                                                              Business

Item 2.                                                            Properties

Item 3.                                                     Legal Proceedings

Item 4.                   Submission of Matters to a Vote of Security Holders

                                 PART II

Item 5.                      Market for Registrant's Common Stock and Related
                                                          Shareholder Matters

Item 6.                                               Selected Financial Data

Item 7.                     Management's Discussion and Analysis of Financial
                                          Condition and Results of Operations

Item 8.                                                  Financial Statements

Item 9.                     Changes in and Disagreements with Accountants and
                                                         Financial Disclosure



                                 PART III

Item 10.                                     Directors and Executive Officers

Item 11.                                               Executive Compensation

Item 12.                  Security Ownership of Certain Beneficial Owners and
                                                                   Management

Item 13.                       Certain Relationships and Related Transactions


                                 PART IV

Item 14.                 Exhibits, Financial Statement Schedules, and Reports
                                                                  on Form 8-K

Item 15.                           Index to Consolidated Financial Statements

                              Risk Factors

	This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the factors set forth below, those discussed in ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' and those discussed elsewhere in this Report on Form 10-K.

	Impact of Seasonality and Weather on Operations.   The Company's
business, as well as the entire recreational boating industry, is highly seasonal. Strong sales typically begin in January with the onset of the public boat and recreation shows, and continue through July. Over the previous four-year period, the average net sales for the quarterly periods ended March 31 and June 30 represented in excess of 28% and 37%, respectively, of the Company's average annual net sales. If, for any reason, the Company's sales were to be substantially below those normally expected during these periods, the Company's business, financial condition and results of operations would be materially and adversely affected. The Company generally realizes significantly lower sales in the quarterly period ending December 31, resulting in operating losses during that quarter.

	The Company's business is also significantly affected by weather patterns which may adversely impact the Company's operating results. For example, drought conditions or merely reduced rainfall levels, as well as excessive rain, may force area lakes to close or render boating dangerous or inconvenient, thereby curtailing customer demand for the Company's products. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in certain locations. Although the Company's geographic expansion has reduced, and is expected to continue to reduce, the overall impact on the Company of adverse weather conditions in any one market area, such conditions will continue to represent potential, material adverse risks to the Company and its future financial performance. Due to the foregoing factors, among others, the Company's operating results in some future quarters may be below the expectations of stock market analysts and investors. In such event, there could be an immediate and significant adverse effect on the trading price of the Common Stock. See ''Management's Discussion and Analysis of Financial Condition and Results of Operations.''

	Impact of General Economic Conditions and Discretionary Consumer
Spending.   The Company's operations are dependent upon a number of
factors relating to or affecting consumer spending. The Company's operations may be adversely affected by unfavorable local, regional or national economic developments or uncertainties regarding future economic prospects that reduce consumer spending in the markets served by the Company's stores. Consumer spending on non-essential goods such as recreational boats can also be adversely affected due to declines in consumer confidence levels, even if prevailing economic conditions are positive. In an economic downturn, consumer discretionary spending levels are also reduced, often resulting in disproportionately large declines in the sale of high-dollar items such as recreational boats. For example, during the Company's 1988-1990 fiscal years, the Texas economy was severely depressed due to declines in the financial, oil and gas and real estate markets. While the Company remained profitable during these periods, its operating performance declined. There can be no assurance that a similar economic downturn might not recur in Texas or any other market or that the Company could remain profitable during any such period. Similarly, rising interest rates could have a negative impact on consumers' ability or willingness to obtain financing from third-party lenders, which could also adversely affect the ability of the Company to sell its products. Changes in federal and state tax laws including, without limitation, the imposition or proposed adoption of luxury or similar taxes on certain consumer products, could also influence consumers' decisions to purchase products offered by the Company and could have a negative effect on the Company's sales. Local influences such as corporate downsizing, military base closings and the Mexican peso devaluation have adversely affected and may continue to influence the Company's operations in certain markets.


	Dependence Upon Expansion.   A significant portion of the Company's
growth has resulted from, and will continue to be increasingly dependent upon, the addition of new stores and continued sales and profitability from existing stores. Since October 1991, at which time the Company operated five stores in Texas, the Company has opened or acquired 15 new store locations in Texas, Arkansas, Louisiana, Alabama, Tennessee, Mississippi, and Florida. During fiscal years 1997 and 1996, the stores added since October 1991 have collectively accounted for approximately 70.6% and 57.6%, respectively, of the Company's aggregate net sales. Comparable store sales increased 5.7% and 4.3% in fiscal years 1997 and 1996, respectively. Recent rates of comparable store sales and net income growth are not necessarily indicative of the comparable store performance that may be achieved by the Company in the foreseeable future. See ''Management's Discussion and Analysis of Financial Condition and Results of Operations.''

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

	The strategy of growth through conversion of compatible facilities to Travis Boating Centers or the construction of new Travis Boating Centers will further depend upon the Company's ability (i) to locate and construct suitable facilities at a reasonable cost in those new markets in which the Company believes it can obtain adequate market penetration at standard operating margins without the acquisition of an existing dealer, (ii) to obtain the reliable data necessary to determine the size and product preferences of such potential markets and (iii) to introduce successfully its Travis Edition line. There can be no assurance that the Company will be able to open and operate new stores on a timely or profitable basis. Moreover, the costs associated with opening such stores may adversely affect the Company's profitability. See ''Management's Discussion and Analysis of Financial Condition and Results of
Operations.''

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

	The Company's management information system is designed to improve its ability to monitor and manage its geographically dispersed stores. This system is operational in 19 of the Company's 20 stores, with the most recently acquired store planned to be operational during fiscal 1998.
There can be no assurance that the system will function as planned or that the system can be integrated smoothly with new store openings and acquisitions.

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

	The Company purchased approximately 100% of its new outboard motors for use on its Travis Edition lines of recreational boats in fiscal years 1997 and 1996, respectively, from Outboard Marine Corporation (''OMC''), the manufacturer of Johnson outboard motors. Unlike the Company's other dealer agreements, the Company's agreement with OMC is multi-year in nature. The current agreement, which is in the first of five years, sets forth an established discount level from the then prevailing dealer net price over the entire term of the agreement. This dealer agreement may be canceled by either party if the volume of product purchased or available to be purchased is not maintained at pre-established levels. If the Company's contract with OMC were canceled or modified, it could have a material adverse effect on the Company's business, financial condition and results of operations.

	Approximately 34.3% and 22.7% of the Company's net inventory purchases in fiscal years 1997 and 1996, respectively, were from a single boat supplier. The Company also currently purchases a high percentage of the annual production of a limited number of boat manufacturers. To ensure adequate inventory levels to support the Company's expansion, it may be necessary for such manufacturers to increase production levels or allocate a greater percentage of their production to the Company. In the event that the operations of the Company's manufacturers were interrupted or discontinued, the Company could experience temporary inventory shortfalls, or disruptions or delays with respect to any unfilled purchase orders then outstanding. Although the Company believes that adequate alternate sources would be available that could replace a manufacturer as a product resource, there can be no assurance that such alternate sources will be available at the time of any such interruption or that alternative products will be available at comparable quality and prices. The unanticipated failure of any manufacturer or supplier to meet the Company's requirements with regard to volume or design specifications, the Company's inability to locate acceptable alternative manufacturers or suppliers, the Company's failure to have dealer agreements renewed or to meet certain volume requirements with regard to purchasing, or any substantial increase in the manufacturer's pricing to the Company, could have a material adverse effect on the Company's business, financial condition and results of operations.

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


	Income from Financing, Insurance and Extended Service Contracts.   A
substantial portion of the Company's income results from the origination and placement of customer financing and the sale of insurance products and extended service contracts (collectively, ''F&I Products''), the most significant component of which is the income resulting from the Company's origination of customer financing. For example, during fiscal years 1997 and 1996, respectively, F&I Products accounted for approximately 4.4% and 4.2% of net sales and approximately 16.7% and 16.5% of gross profit. The Company's lenders may choose to pursue this business directly, rather than through intermediaries such as the Company. Moreover, lenders may impose terms in their boat financing arrangements with the Company that may be materially unfavorable to the Company or its customers. For these and other reasons, the Company could experience a significant reduction in income resulting from reduced demand for its customer financing programs. In addition, if profit margins are reduced on sales of F&I Products, or if these products are no longer available, it would have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, although optional extended service contracts sold by the Company are from third party providers that have further reinsured their warranty exposure and the Company has never experienced any claims due to the default of a third party extended service contract provider, the Company may experience significant breach of warranty claims as a result of the failure of a third party extended service contract provider or reinsurers that may, in the aggregate, be material to the Company's business.

	Availability of Financing.   The Company currently has significant
floor plan and other inventory lines of credit from financial institutions and other lenders, which the Company believes reflect competitive terms and conditions. While the Company believes it will continue to obtain comparable financing from these or other lenders, there can be no assurance that such financing will be available to the Company. The failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on the business, financial condition and results of operations of the Company. See ''Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.''

	Dependence on Key Personnel.   The Company believes its success
depends, in large part, upon the continued services of key management personnel, including Mark T. Walton, Chairman of the Board and President; Ronnie L. Spradling, Executive Vice President-New Store Development; and Michael B. Perrine, Chief Financial Officer, Secretary and Treasurer; and other key employees. Although the Company has employment agreements through TBC Management, Ltd. (an affiliated partnership of the Company) with each of Messrs. Walton, Spradling and Perrine expiring in June 1999, the loss of any of these individuals could materially and adversely affect the Company, including its business expansion plans. The Company maintains and is the beneficiary of key-man life insurance policies on Messrs. Walton and Perrine in the amount of $1.0 million each, and on Mr. Spradling in the amount of $500,000.

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

	.


	Volatility of Stock Price.   Prior to the Company's initial public
offering in June 1996, there was no public trading market for the Company's Common Stock. There can be no assurance of an ongoing active trading market or that the market price of the Common Stock will not decline. It is anticipated that there will be limited float in the market due to the relatively low number of shares owned by the public and consequently, fluctuations in the market price for the Common Stock could be significant. Recent market conditions for newly public companies, as well as the Company's quarterly variations in operating results due to seasonality and other factors, are likely to result in significant fluctuations in the market price for the Common Stock. Future announcements concerning the Company or its competitors, including government regulations, litigation or changes in earnings estimates or descriptive materials published by analysts, may also cause the market price of the Common Stock to fluctuate substantially. These fluctuations, as well as general economic, political and market conditions, such as recessions, may adversely affect the market price of the Common Stock.
See ''Management's Discussion and Analysis of Financial Condition and Results of Operations.''

	Shares Eligible for Future Sale.   Sales of substantial amounts of the
Company's Common Stock in the public market, or the perception that such sales may occur, could have a material adverse effect on the market price of the Common Stock. As of December 18, 1997, the Company, its officers and directors and certain stockholders, beneficially own or control voting rights, in the aggregate, on approximately 1,619,557 shares of Common Stock. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Common Stock prevailing from time to time.

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



PART I

	Other than statements of historical fact, all statements contained in this Report on Form 10-K, including statements in ''Item 1. Business'', and ''Management's Discussion and Analysis of Financial Condition and
Results of Operations'', are forward-looking statements as that term is defined in Section 21E of the Exchange Act that involve a number of uncertainties. The actual results of the future events described in the forward-looking statements in this Report on Form 10-K could differ
materially from those stated in such forward-looking statements.   Among
the factors that could cause actual results to differ materially are: general economic conditions, competition and government regulations, as well as the risks and uncertainties discussed in this Report on Form 10-
K, including without limitation, the matters discussed in ''Risk
Factors'' and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements. All forward-looking statements in this Report on Form 10-K are expressly qualified in their entirety by the cautionary statements in this paragraph.


Item 1.   Business

	General

	Travis Boats & Motors, Inc. (''Travis Boats'' or the ''Company'') is a leading multi-state superstore retailer of recreational boats, motors, trailers and related marine accessories in the southern United States.
The Company, which currently operates 20 stores under the name Travis
Boating Center in Texas, Arkansas, Louisiana, Alabama, Tennessee,
Mississippi and Florida differentiates itself from competitors by providing customers a unique superstore shopping experience that showcases a broad selection of high quality boats, motors, trailers and related marine accessories at firm, clearly posted low prices. Each superstore also offers complete customer service and support, including in-house financing programs and full-service repair facilities staffed by factory-trained mechanics.


	History

	Travis Boats was incorporated as a Texas corporation in 1979. As used herein and unless otherwise required by the context, the terms ''Travis Boats'' and the ''Company'' shall mean Travis Boats & Motors, Inc. and its direct and indirect subsidiaries.

	Since its founding as a single retail store in Austin, Texas, the Company has grown both through acquisitions and the establishment of new store locations. During the 1980's, the Company expanded into San Antonio, Texas with the construction of a new store facility. The Company subsequently made acquisitions of boat retailers operating within the Texas markets of Midland, Dallas and Abilene. It was during this initial period of expansion that the Company began developing the systems necessary to manage a multi-store operation and leveraging the economies of scale associated with volume purchasing. The Company's success in these areas led to the proprietary Travis Edition packaging concept and the Company's pricing philosophy. Since 1990, Travis Boats has opened or acquired 15 additional store locations in the following states: Texas
(3), Arkansas (2), Louisiana (3), Alabama (2), Tennessee (2), Mississippi
(1) and Florida (2).

	Included in the new store acquisitions are the following transactions:

	Effective September 20, 1995, the Company acquired substantially all of the assets of Red River Marine, Inc., which operated store locations in the resort communities of Hot Springs and Heber Springs, Arkansas.

	Effective December 1, 1995, the Company acquired substantially all of the assets of Clay's Boats & Motors, Inc., which operated a single store location in New Iberia, Louisiana.

	Effective October 3, 1996, the Company acquired substantially all of the assets of North Alabama Watersports, which operated a single store location in Florence, Alabama.

	Effective November 1, 1996, the Company acquired substantially all of the assets of Tri-Lakes Marine, Inc., which operated store locations in Winchester, Tennessee and Huntsville, Alabama

	Effective February 19, 1997, the Company acquired substantially all of the assets of Bent's Marine, Inc., which operated a single store location in Metairie, Louisiana.

	Effective August 1, 1997, the Company acquired selected assets from McLeod Marine, Inc. of Pascagoula, Mississippi.

	Effective September 30, 1997, the Company acquired all of the outstanding stock of Adventure Marine and Outdoors, Inc. , which operated a store location in Fort Walton Beach, Florida; Adventure Marine South, Inc., which operated a store location in Key Largo, Florida, and Adventure Boat Brokerage, Inc., which operated a store location in Fort Walton Beach, Florida.

Subsequent to September 30, 1997, the Company has completed the acquisition of assets of one corporation:

	Effective November 20, 1997, the Company acquired substantially all of the assets of Southeastern Marine Group, Inc., which operated a single store location in Hendersonville, Tennessee.

	The Company sells approximately 50 different models of brand-name fishing, water-skiing and general recreational boats, along with motors, trailers, accessories and related equipment. Personal watercraft, off-shore fishing boats and cabin cruisers are also offered for sale at selected store locations. During fiscal 1997, substantially all of the boats sold range in size from 16 to 23 feet at prices ranging from $7,500 to $23,000 with gross profit margins between approximately 21% and 23%. Approximately 4.5% of new boat sales are personal watercraft with retail prices generally ranging from $5,000 to $10,000 and approximately 3.2% of new boat sales are off-shore fishing boats and cruisers with lengths of 27 feet or greater and ranging in retail price from $50,000 to $300,000.

	The Company custom designs and pre-packages combinations of popular brand-name boats, such as Larson, Sprint, Pro-Line and Sea Ark boats with Johnson outboard and other motors, trailers and numerous accessories, under its proprietary Travis Edition product line. These signature Travis Edition packages, which account for the vast majority of total new boat sales, have been designed and developed in coordination with the manufacturers and often include distinguishing features and accessories that have historically been unavailable to, or listed as optional by, many competitors. These factors enable the Company to provide the customer with an exceptional product that is conveniently packaged for immediate enjoyment and competitively priced.

	The Company believes that it offers a selection of boat, motor and trailer packages that fall within the price range of the majority of all boats, motors and trailers sold in the United States. The Company's product line generally consists of boat packages priced from $7,500- $23,000 with approximate even distribution within this price range. As the Company continues to operate in Florida and enters other coastal type markets along the Gulf of Mexico or the Atlantic coast, management believes that the distribution of off-shore fishing boats and cabin cruisers will increase as a percentage of net sales. Management believes that by combining flexible financing arrangements with an even distribution of products through a broad price range, the Company is able to offer boat packages to customers with different purchasing budgets and varying income levels.

	Effective September 30, 1995, the Company elected to change its fiscal year end from December 31 to September 30. This change was made to establish a fiscal year that more closely conforms to the business cycle of the Company.


	Business Strategy

	Management of the Company believes it is the first to have developed a multi-state, chain superstore merchandising strategy in the recreational boating business. The Company's objective is to become the dominant retailer of recreational boats, motors, trailers and marine accessories in the southern United States, prior to its focus and possible expansion into other regions. Management's merchandising strategy is based on providing customers with a comprehensive selection of quality, brand name boats and boating products in a comfortable superstore environment. The Company intends to continue to build brand identity by placing the Travis Edition name on complete boating packages. Travis Boats has developed and implemented a business strategy designed to increase its market penetration within both existing and new market areas through a variety of advertising and promotional events. The Company intends to emphasize the following key elements of its business strategy:

	Travis Boating Center superstore.   Travis Boating Center superstores
have a distinctive and stylish trade dress accented with deep blue awnings, a nautical neon building decoration, expansive glass storefronts and brightly lit interiors. The stores range in size from approximately
2,000 (temporary store locations) to over 33,000 square feet and management estimates the average store size at approximately 21,000 square feet. The superstore locations present customers with a broad array of boats and often over 9,000 parts and accessories in a clean, well-stocked, air-conditioned shopping environment. All boats are typically displayed fully rigged with motor, trailer and a complete accessory package, giving a ''ready to take home'' impression.
Professionally-trained mechanics operate service bays, providing customers with quality and reliable maintenance and repair service.

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


	Boat Show Participation.   The Company also participates in boat
shows, typically held in January through March, in each of its markets and in certain markets of close proximity. These shows are normally held at convention centers, with all area dealers purchasing space to display their respective product offerings. Boat shows and other offsite promotions generate a significant amount of interest in products and often have an immediate impact on sales at a nominal incremental cost. Although total boat show sales are difficult to assess, management attributes a significant portion of the second fiscal quarter's net sales to such shows.

	F&I Products.   In the Company's efforts to maintain customer service
and support for customers purchasing its Travis Edition boat packages it also offers customers the ability to purchase extended service contracts and insurance coverages, including credit life and accident/disability coverages (collectively ''F&I Products''). The Company also offers to assist the customer in obtaining financing for their boat purchase through a diversified group of financial institutions with which the Company maintains financing agreements. The Company earns commissions on these F&I Products based upon the Company's mark-up over the cost of the products. F&I Products account for a substantial portion of the Company's income, the most significant component of which is the income resulting from the Company's origination of customer financing.


	Operations

	Purchasing.   The Company is the largest volume buyer in the United
States of Johnson outboard motors from Outboard Marine Corporation (''OMC'') and is the largest domestic volume buyer of boats from substantially all of the boat manufacturers it represents. As a result, the Company has significant access to the manufacturers and substantial input into the design process for the new boats that are introduced to the market each year by such manufacturers. In addition, the Company has designed and developed, in coordination with its manufacturers, signature Travis Edition boating packages which account for the vast majority of its total new boat sales. The Company's purchasing power allows it to purchase boats that are pre-rigged for the Company's Travis Edition lines. Approximately 34.3% and 22.7% of the Company's net purchases in fiscal years 1997 and 1996, respectively, were from Genmar Industries which manufactures the Larson, AquaSport and (formerly) the Cajun boat lines.

	The Company typically deals with each of its manufacturers pursuant to an annually renewable, non-exclusive dealer agreement which does not contain any contractual provisions concerning product pricing or purchasing levels. Pricing is generally established on an annual basis, but may be changed at the manufacturer's sole discretion. The Company's agreement with OMC, unlike its other dealer agreements, is multi-year in nature. The current agreement, which is in the first of five years, sets forth an established discount level from the then prevailing OMC dealer net price over the entire term of the agreement. This dealer agreement may be canceled by either party if volume of product purchased or available to be purchased is not maintained at pre-established levels.
OMC supplied products that represented approximately $17.7 million, or 42.1% and $20.3 million, or 38.7%, of the Company's net purchases during fiscal years 1997 and 1996, respectively.

	Pursuant to its arrangements with certain manufacturers, the Company's right to display some product lines in certain markets may be restricted.

	Floor plan and other inventory financing.   The Company acquires a
substantial portion of its inventory through floor plan financing agreements. Inventory is generally purchased under floor plan lines of credit (secured by such inventory) maintained with third party finance companies or under revolving lines of credit maintained with commercial banks, depending upon the type of product purchased. The finance companies maintain relationships with certain manufacturers that allow the Company to obtain several months of interest-free financing, generally from August of one year through at least May of the following year. Management believes that these financing arrangements are standard within the industry. As of September 30, 1997, the Company and its subsidiaries owed an aggregate of approximately $20.4 million pursuant to the floor plan and revolving lines of credit.

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

	The Company competes primarily with single location or single state boat dealers and, to a lesser degree, with national specialty marine stores, catalog retailers, sporting goods stores and mass merchants, particularly with respect to parts and accessories. Dealer competition continues to increase based on the quality of available products, the price and value of the products and attention to customer service. There is significant competition both within markets currently being served by the Company and in new markets into which the Company plans to enter. The Company competes in each of its markets with retailers of brands of boats and motors not sold by the Company in that market. Management believes that a trend in the industry is for independent dealers to attempt to form buyer's groups, for manufacturers to include more features as standard equipment on boats and consequently, for dealers to offer packages comparable to those offered by the Company as its Travis Edition lines. In addition, several of the Company's competitors, especially those selling boating accessories, are large national or regional chains that have substantially greater financial, marketing and other resources than the Company. There can be no assurance that the Company will be able to compete successfully in the retail marine industry in the future.

	Impact of Environmental and Other Regulatory Issues.   On October 31,
1994, the U.S. Environmental Protection Agency (''EPA'') announced proposed emissions regulations for outboard marine motors. The proposed regulations would require a 75% average reduction in hydrocarbon emissions for outboard motors and set standards for carbon monoxide and nitrogen oxide emissions as well. Under the proposed regulations, manufacturers would begin phasing in low emission models in 1998 and have nine years to achieve full compliance. The EPA estimated that its proposed regulations, if enacted, will result in an increase in the average price of an outboard marine motor of $700 after full implementation of the regulations in the year 2006. Costs of comparable new models, if materially more expensive than previous models, or the manufacturer's inability to comply with EPA requirements, could have a material adverse effect on the Company's business, financial condition and results of operations.

	The Company, in the ordinary course of its business, is required to dispose of certain waste products that are regulated by state or federal agencies. These products include waste motor oil, tires, batteries and certain paints. It is the Company's policy to use appropriately licensed waste disposal firms to handle this refuse. If there were improper disposal of these products, it could result in potential liability for the Company. Although the Company does not own or operate any underground petroleum storage tanks, it currently maintains several above-ground tanks, which are subject to registration, testing and governmental regulation.

	Additionally, certain states have required or are considering requiring a license in order to operate a recreational boat or personal watercraft. While such licensing requirements are not expected to be unduly restrictive, regulations may discourage potential first-time buyers, thereby limiting future sales, which could have a material adverse effect on the Company's business, financial condition and results of operations.

	Trademarks and service marks.   The Company does not hold any
registered trade or service marks at this time but has trademark applications pending with the U.S. Patent and Trademark Office for the names ''Travis Boating Center'' and ''Travis Edition,'' for its corporate logo and for the overall appearance and trade dress of its Travis Boating Centers. There can be no assurance that any of these applications will be granted. However, based on a number of years of use, the Company believes it has common law rights to these marks at least in its current market areas.

	Employees.   As of September 30, 1997, the Company's staff consisted
of 369 employees, 356 of whom are full time. The full-time employees include 20 in store level management and 20 in corporate administration and management. The Company is not a party to any collective bargaining agreements and is not aware of any efforts to unionize its employees. The Company considers its relations with its employees to be good.


	   Fiscal year 1997 acquisitions. The Company acquired substantially all of the assets of North Alabama Watersports, Inc. in October 1996, Tri-Lakes Marine, Inc. in November 1996, Bent's Marine, Inc. in February 1997, , as well as Adventure Marine and Outdoors, Inc., Adventure Marine South, Inc. and Adventure Boat Brokerage, Inc. in September 1997. The Company also acquired certain selected assets from McLeod Marine, Inc. in August 1997. The results of the aformentioned fiscal 1997 acquisitions from their respective acquisition dates through September 30, 1997 are included in the discussion below.

Effective October 3, 1996, the Company acquired certain assets of North Alabama Watersports, Inc. (''NAWS''). This acquisition included boat, motor and trailer inventory, as well as parts and accessories inventory of the location. The purchase price was $892,255, of which $79,707 was financed by the issuance of notes payable to the seller.

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

Effective November 1, 1996, the Company acquired Tri-Lakes Marine, Inc. (''Tri-Lakes'') with retail store locations in Tennessee and Alabama. The acquisition included furniture, fixtures and equipment, boat, motor and trailer inventory, as well as parts and accessories. The purchase price was $1,242,924, of which $642,924 was paid in cash and $600,000 was financed by the issuance of a note payable to the seller.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of Tri-Lakes have been included in the consolidated financial statements from the date of acquisition. The purchase price ($1,242,924) and liabilities assumed ($1,937,279) have been allocated to the tangible net assets acquired ($2,536,092) based on their respective fair values at the date of acquisition. The resulting excess purchase price ($644,111) was allocated to noncompete agreements and to goodwill.

Effective February 19, 1997, the Company acquired Bent's Marine, Inc. (''Bent's'') with a single retail store locations in Metairie, Louisiana
 . The acquisition included furniture, fixtures and equipment, boat, motor and trailer inventory, as well as parts and accessories. The purchase price was $1,518,550, of which $1,063,671 was paid in cash and $454,879 was financed by the issuance of a note payable to the seller.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of Bent's have been included in the consolidated financial statements from the date of acquisition. The purchase price ($1,518,550) has been allocated to the tangible net assets acquired ($839,627) based on their respective fair values at the date of acquisition. The resulting excess purchase price ($678,923) was allocated to noncompete agreements and to goodwill.

Effective August 1, 1997, the Company acquired certain selected assets from McLeod Marine, Inc. (''McLeod''). McLeod operates a single retail store locations in Pascagoula, Mississippi. The certain selected assets acquired included miscellaneous equipment, selected boat, motor and trailer inventory, as well as certain parts and accessories. The purchase price of $958,080 was paid in cash.

The certain selected acquired assets have been accounted for using the purchase method of accounting and, accordingly, the operating results of Travis Boating Center Mississippi which purchased the assets and has been in operation since August, 1997 have been included in the consolidated financial statements from the date of acquisition. The purchase price ($958,080) has been allocated to the tangible net assets acquired ($730,080) based on their respective fair values at the date of acquisition. The resulting excess purchase price ($228,000) was allocated to noncompete agreements and to goodwill.

On December 12, 1997, effective as of September 30, 1997, the Company consummated the acquisition of Adventure Marine, a retail boating organization with store locations in Fort Walton Beach, Florida and Key Largo, Florida, through the acquisition of 100% of the common stock of three companies, Adventure Marine & Outdoors, Inc., Adventure Boat Brokerage, Inc. and Adventure Marine South, Inc. (collectively the three companies are referred to as "Adventure Marine"). The total consideration for Adventure Marine consisted of $729,643 in cash, $115,000 in notes payable to the sellers, the assumption of $5,535,861in liabilities and $1,477,392 paid via the issuance of 88,361 newly issued common shares of common stock of the Company. An additional $700,000 in cash was paid to a principal of Adventure Marine in exchange for an agreement not to compete.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of Adventure Marine have been included in the consolidated financial statements from the date of acquisition. The purchase price ($3,022,035), related acquisition costs ($145,000) and liabilities assumed ($5,058,826) have been allocated to the tangible net assets acquired ($5,535,861) based on their respective fair values at the date of acquisition. The resulting excess purchase price ($2,690,000) was allocated to noncompete agreements and to goodwill.

Prior to the acquisition, the shareholders of Adventure Marine consisted of three persons, John Reinhold, Paul ("Joey") Roberts, and Frederic Pace, none of whom had any relationship to the Company, its affiliates, any officers or directors of the Company or any associate of any officers or directors of the Company.

The purchase of the Adventure Marine was funded through internally generated working capital and borrowings under the Company's floor plan and revolving lines of credit.

Effective November 20, 1997, the Company acquired certain assets of Southeastern Marine Group, Inc. ("Southeastern"). This acquisition included boat, motor and trailer inventory, as well as parts and accessories inventory of the sellers. The purchase price was $1,730,134 of which $124,000 was financed by the issuance of notes payable to the sellers.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of Southeastern have been included in the consolidated financial statements from the date of acquisition. The purchase price ($1,730,134) has been allocated to the tangible net assets acquired ($1,450,134) based on their respective fair values at the date of acquisition. The resulting excess purchase price ($280,000) was allocated to noncompete agreements and goodwill.


See "Management's Discussion and Analysis of Financial Condition and Results of Operations."



Item 2.   Properties

	The Company leases its corporate offices which are located at 5000 Plaza on the Lake, Suite 250, Austin, Texas. The Company also owns and operates Travis Boating Center locations in Abilene, Austin, Beaumont, Dallas, Midland and San Antonio, Texas; Baton Rouge, Louisiana; Hot Springs, Arkansas; and Pascagoula, Mississippi. The remaining facilities are leased under leases with original lease terms generally ranging from five to ten years with additional multi-year renewal options. The
Company typically pays a fixed rent and in substantially all of the leased locations the Company is responsible for the payment of taxes, insurance, repairs and maintenance.

	The chart below reflects the status and approximate size of the various Travis Boating Center locations operated as of December 17, 1997.

                                Square               Owned or      Year of
Location                       Footage*  Acreage*     Leased     Market Entry
---------------------------    --------  --------    ---------   ------------
Austin, Texas(1)                20,000     3.5         Owned        1979
San Antonio,Texas(1)(3)         15,500     1.9         Owned        1982
Midland, Texas(1)               18,750     3.8         Owned        1982
Dallas, Texas(1)                20,000     4.2         Owned        1983
Abilene, Texas(2)               24,250     3.7         Owned        1989
Houston, Texas(2)               15,100     2.2         Leased       1991
Baton Rouge, Louisiana(2)       33,200     7.5         Owned        1992
Beaumont, Texas(2)              25,500     6.5         Owned        1994
Arlington, Texas(2)             31,000     6.0         Leased       1995
Heber Springs, Arkansas(2)      26,000     9.0         Leased       1995
Hot Springs, Arkansas(2)        20,510     3.0         Owned        1995
New Iberia, Louisiana(4)        24,000     3.3         Leased       1995
Florence, Alabama(4)            22,500     6.0         Leased       1996
Huntsville, Alabama(3)          2,000      3.0         Leased       1996
Winchester, Tennessee(4)        25,000     3.5         Leased       1996
Metairie, Louisiana(3)(5)       10,000     1.3         Leased       1997
Pascagoula, Mississippi(2)      28,000     4.1         Owned        1997
Key Largo, Florida(3)           3,000      1.4         Leased       1997
Ft. Walton Beach Fl.-Sales(4)   7,000      2.9         Leased       1997
Ft. Walton Beach Fl.-Service(4) 7,500      2.0         Leased       1997
Hendersonville, Tennessee(4)(5) 31,320     3.6         Leased       1997

	*	Square footage and acreage are approximate.
(1)	Newly constructed store.
(2)	Facility acquired and converted to superstore.
(3)	Temporary facility. To be relocated.
(4)	Acquired facility.
(5)	Acquired subsequent to September 30, 1997.


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


Item 4.   Submission of Matters to a Vote of Security Holders

	No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended September 30, 1997.



PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder
Matters

	The Company's common stock trades on the Nasdaq Stock Market under the symbol: TRVS. At December 15, 1997, the Company had 32 shareholders of record; however the Company believes its shares are beneficially owned by more than 400 shareholders. On December 17, 1997, the last reported sales price of the common stock on the NASDAQ National Market System was $22.75 per share.

	The following table sets forth for the period indicated, on a per share basis, the range of high and low sales prices for the Company's common stock as quoted by the NASDAQ. These price quotations reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions:



         Sales Price

    Quarter Ended                  High      Low      Ending
------------------------          -------   ------    -------
December 31, 1996                 $14.125   $10.75    $13.125
March 31, 1997                    $13.25    $11.125   $11.625
June 30, 1997                     $14.00    $10.75    $13.125
September 30, 1997                $21.25    $13.25    $20.375


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



Item 6.   Selected Consolidated Financial Data

	The following selected consolidated financial information should be read in conjunction with and is qualified in its entirety by reference to the consolidated financial statements of the Company and the notes thereto included elsewhere in this Report on Form 10-K:




                                     Fiscal Year Ended        Fiscal Year   Tweleve Months  Fiscal Year    Fiscal Year
                                       December 31,             Ended           Ended          Ended          Ended
                                                             September 30,   September 30,  September 30,  September 30,
                                  1993 (1)       1994 (1)       1995 (1)       1995 (2)      1996(1)(3)     1997(1)(4)
                                 ----------     ----------     ----------     ----------     ----------     ----------
Consolidated Statement of
  Operations Data:
  Net sales                      $   25,757     $   37,225     $   41,442     $   44,617     $   64,555     $   91,309
  Gross profit                        5,946          8,734         10,306         10,815         16,483         23,955
  Selling, general and
   administrative expenses            4,496          6,333          6,353          7,526         10,857         15,562
  Operating income                    1,270          2,135          3,736          3,004          5,061          7,480
  Interest expense                      449            629            670            845          1,289          1,354
  Net income                            596          1,023          2,050          1,486          2,383          3,982
  Net income per share           $     0.23     $     0.39     $     0.76     $     0.55     $     0.78     $     0.94
  Weighted avg. shares
    outstanding                       2,564          2,600          2,672          2,663          3,043          4,251
Store Data:
  Stores open at period end               7              8             11             11             12             20
  Average sales per store(5)     $    3,679     $    4,653     $    4,886     $    5,283     $    5,617     $    5,775
  Percentage increase in
   comparable store sales(6)          25.6%          28.4%           5.0%          12.2%           4.3%           5.7%




                                            December 31,          September 30,  September 30,  September 30,
                                      1993 (1)       1994 (1)         1995           1996           1997
                                     ----------     ----------     ----------     ----------     ----------
Consolidated Balance Sheet Data:
  Cash and cash equivalents          $      139     $      259     $      996     $    1,533     $        0
  Working capital                            11          1,866          2,808         15,263              0
  Total assets                           14,088         17,434         23,357         31,350              0
  Short-term debt, including current
    maturities of long-term debt         10,608         10,977         11,443          4,661              0
  Long-term debt less current
    maturities                            1,013          2,588          4,876          4,334              0
  Stockholders' equity                    1,485          2,562          4,812         18,598              0


(1)	The Company's fiscal years ended on December 31 in 1993 and 1994, and on September 30 in 1995, pursuant to a change adopted in 1995, resulting in a nine-month 1995 fiscal year. The Consolidated Statement of Operations Data for the fiscal years ended December 31, 1993 and
1994 and September 30, 1995, 1996 and 1997 has been derived from the consolidated financial statements of the Company. All other financial and store data has been derived from the Company's unaudited consolidated financial statements.
(2)	Reflects inclusion of nine-month audited financial statements for the fiscal year ended September 30, 1995 and the three-month unaudited financial statements for the quarter ended December 31, 1994, in order to provide a basis for comparing 12 months of operations in 1995 to fiscal 1996 operations.
(3) The operations of Red River Marine, Inc. acquired in September 1995 and Clay's Boats & Motors, Inc. acquired in December 1995 are included for the fiscal 1996 period. See ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' and Note 4 of Notes
to Consolidated Financial Statements.
(4) The operations of North Alabama Watersports, Inc. acquired in
October 1996, Tri-Lakes Marine, Inc. acquired in November 1996, Bent's Marine, Inc. acquired in February 1997, Adventure Marine and Outdoors, Inc., Adventure Marine South, Inc. and Adventure Boat Brokerage, Inc. acquired in September 1997 are included for the fiscal 1997 period.
Also includes the operations of Travis Boating Center Mississippi, which acquired certain assets from McLeod Marine, Inc. on August 1,
1997.  See ''Management's Discussion and Analysis of Financial
Condition and Results of Operations'' and Note 4 of Notes to
Consolidated Financial Statements.
(5)	Includes only those stores open for the entire preceeding 12-month period.
(6)	New stores or upgraded facilities are included in the comparable store base at the beginning of the store's thirteenth complete month of operations.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

	The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Report on Form 10-K. The discussion in this section of this Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, those discussed in ''Risk Factors'' and those discussed elsewhere in this Report on Form 10-K.


	Overview

The following discussion compares fiscal years 1996 and 1997, which reflects the inclusion of the audited consolidated financial statements for the fiscal years ended September 30, 1996 and 1997, respectively. The Company acquired substantially all of the assets of North Alabama Watersports, Inc. in October 1996, Tri-Lakes Marine, Inc. in November 1996, Bent's Marine, Inc. in February 1997, , as well as Adventure Marine and Outdoors, Inc., Adventure Marine South, Inc. and Adventure Boat Brokerage, Inc. in September 1997. The Company also acquired certain selected assets from McLeod Marine, Inc. in August 1997. The results of the aformentioned fiscal 1997 acquisitions from their respective acquisition dates through September 30, 1997 are included in the discussion below.

	The Company acquired substantially all of the assets of Red River Marine, Inc. in September 1995 and also acquired substantially all of the assets of Clay's Boats & Motors, Inc. in December 1995. The results of Red River Marine and Clay's Boats & Motors from their respective acquisition dates through September 30, 1996 are included in the discussion below.

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


	The following table sets forth for the periods indicated certain financial data as a percentage of net sales:


                                                       Twelve Months   Fiscal Year    Fiscal Year
                             Fiscal Years Ended           Ended          Ended           Ended
                          December 31,  September 30,  September 30,  September 30,   September 30,
                              1994          1995           1995           1996            1996
                           =========      =========      =========      =========       =========
Net sales                      100.0%         100.0%         100.0%         100.0%          100.0%
Costs of goods sold             76.5           75.1           75.8           74.5            73.8
                           ---------      ---------      ---------      ---------       ---------
Gross profit                    23.5           24.9           24.2           25.5            26.2
Selling, general and
 administrative expenses        17.0           15.3           16.9           16.8            17.0
Operating income                 5.7            9.0            6.7            7.8             8.2
Interest expense                 1.7            1.6            1.9            2.0             1.5
Other income                     0.2            0.3            0.0            0.0             0.0
                           ---------      ---------      ---------      ---------       ---------
Income before income taxes       4.2            7.7            5.2            5.9             6.7
Income tax expense               1.5            2.8            1.9            2.2             2.3
                           ---------      ---------      ---------      ---------       ---------
Net income                       2.7%           4.9%           3.3%           3.7%            4.4%





Results of Operations


	Highlights

	Fiscal year 1997 was a record year for the Company, which included the following achievements compared to fiscal 1996:

-Net sales increased  41.4% to $91.3 million.

-Gross profit margins increased as a percentage of net sales by 70 basis points from 25.5% to 26.2%.

-Operating income increased as a percentage of net sales by 40 basis points from 7.8% to 8.2%.

-Net income increased by 67.1% from $2.4 million to $4.0 million.

-Primary earnings per share increased by 20.5% from $.78 to $.94, while the weighted average common shares outstanding increased by 39.7%.


Fiscal Year Ended September 30, 1997 Compared to the Fiscal Year Ended September 30, 1996

	Net sales.   Net sales increased by 41.3% to $91.3million in fiscal
1997 from $64.6million in fiscal 1996. Of this increase in net sales,
$22.0  million, or 82.4% is related to the stores acquired or newly opened in fiscal 1997, $2.1 million is attributable to a 5.7% growth in comparable store sales (6 stores in base) and $1.2 million or 4.5% is related to the five existing store locations which relocated or upgraded facilities to meet the Company's superstore standards during fiscal years 1996 or 1997, and thus not yet includeable in the comparable store base. General growth in overall sales volume was in part the result of growth in new Travis Edition boating packages introduced in fiscal 1997. This included the new addition of the Pro-Line and Polar brand boats as well as new boat models introduced by the Company's existing boat manufacturers. These additional new Travis Edition boat lines have allowed the Company to further broaden its boat line-up in an effort to continue to address the needs and desires of the recreational boating population. During fiscal 1997, the Company experienced increased parts/accessories and service labor sales as an increased percentage of the Company's store base was renovated to superstore standards which provide larger and more accessible areas to merchandise its product
selection and  conduct repair work on boats.   This resulted in enhanced
sales of parts/accessories and service labor both in actual dollars and as a percentage of net sales. Parts/accessory sales increased from $5.7 million, or 8.8% of net sales, to $8.6 million, or 9.4% of net sales, in
fiscal years 1996 and 1997, respectively.   Service labor sales increased
from $2.3 million, or 3.6% of net sales, to $3.3 million, or 3.6% of net
sales, in fiscal years 1996 and 1997, respectively.   Net sales also
benefitted from the Company's introduction of an used boat superstore on the premises of its Beaumont, Texas store location. The used boat sales from this facility in fiscal 1997 were approximately $600,000. The
Company plans to continue to explore the used boat market and potential sites for used boat superstores.

	The Company discontinued its emphasis on the sales program featuring weekend sales shows in the parking lots of local Sam's Clubs or certain other large retailers as certain retailers did not allow for the Company to display its entire product line which in turn did not allow for maximum sales reach and productivity. This ''parking lot'' program which was initiated with several shows in late 1995, expanded during fiscal
1996 to include a full-time travelling sales team and participation in approximately 35 parking lot shows (primarily during the second and third fiscal quarters) which generated net sales of approximately $2.5 million during fiscal 1996.

	Net sales from comparable stores, which had 6 stores included in the base for calculation, increased 5.7% in fiscal 1997. The Company relocated or renovated 5 stores and opened or acquired an additional 8 stores during fiscal years 1997 and 1996 rendering such locations to be excluded from the comparable store base. The Company's planned acquisition strategy and subsequent renovation of stores to superstore standards is expected to continue to negatively impact the number of stores includable in comparable store base calculations in relationship to the total number of store locations operated. See ''Risk Factors-Dependence on Expansion.'' As such, comparable store performance is expected to remain unstable until higher percentages of the Company's stores are includable in comparable store calculations.

	Included within net sales is revenue that the Company earns related to F&I Products. The Company, through relationships with various national and local lenders, is able to place financing for its customers' boating purchases. These lenders allow the Company to ''sell'' the loan at a rate higher than a minimum rate established by each such lender and the Company earns fees based on the percentage increase in the loan rate over the lender's minimum rate. The Company sells these loans without recourse except that in certain instances the Company must return the fees earned if the customer repays the loan or defaults in the first 120-180 days.
The Company also sells, as a broker, certain types of insurance (property/casualty, credit life, disability) and extended service contracts. The Company may also sell these products at amounts over a minimum established cost and earn income based upon the profit over the minimum established cost. Net sales attributable to F&I Products increased by 48.2% to approximately $4.0 million in fiscal 1997 from $2.7 million in fiscal 1996. This improvement was primarily due to higher net spreads achieved in the placement of customer financing, as well as overall increases in the percentage of customers buying these products
(which is referred to as ''sell-through''). This increase was enhanced by the Company's continued emphasis on training of F&I employees and achievement of established goals.

	Gross profit.   Gross profit increased by 45.3% to approximately $24.0
million in fiscal 1997 from $16.5 million in fiscal 1996. Gross profit as a percent of sales increased to 26.2% in fiscal 1997 from 25.5% in fiscal 1996. The Company generally seeks to maintain a gross profit margin of 21% to 23% on its boating packages and is able to further leverage the margin through sales of parts/accessories, service labor and F&I
Products, all of which generally produce gross profit margins in excess of 25%. During fiscal 1997, the Company's gross profit margin was positively impacted by the increased revenues derived from the parts/accessory, service labor and used boat sales as discussed above in Net Sales.

	Net sales attributable to F&I Products, which have a significant impact on the gross profit margin, contributed $4.0 million, or 16.6%, of total gross profit in fiscal 1997, as compared to $2.7 million, or 16.4%, of total gross profit for fiscal 1996. Net sales attributable to F&I Products are reported on a net basis and therefore all of such sales contribute directly to the Company's gross profit. The costs associated with the sale of F&I Products are included in selling, general and administrative expenses.

	Selling, general and administrative expenses.   Selling, general and
administrative expenses increased by 43.1% to $15.6 million in fiscal
1997 from $10.9 million for fiscal 1996. Selling, general and administrative expenses as a percent of net sales increased by 20 basis points to 17.0% in fiscal 1997 from 16.8% for fiscal 1996. In terms of both actual dollars and as a percentage of net sales, the increase in selling, general and administrative expenses was primarily attributable to increased expenses associated with the operation of a larger store network, through growth in the corporate-office staffing infrastructure and increased advertising costs associated with introducing Travis Boats and its Travis Edition products into new geographically diverse regions. Rental expense also increased as a percent of net sales as the Company expanded and relocated its Corporate headquarters which had previously been located in the Austin, Texas superstore facility. Opening and other start-up costs associated with the relocation of the Arlington, Texas facility to a new superstore location, and the opening of satellite sales facility locations in Dallas, Texas and Hot Springs, Arkansas also contributed to the increase in selling, general and administrative expenses.

Costs associated with being a public company such as annual reports, investor relations, investor presentations and certain legal and accounting issues further impacted selling, general and administrative expenses.

	Interest expense.   Interest expense, in actual dollars, increased by
5.0% to $1.4 million in fiscal 1997 from $1.3 million in fiscal 1996. However, interest expense as a percent of net sales, decreased to 1.5% in fiscal 1997 from 2.0% in fiscal 1996. Effective with the funding of the Company's Initial Public Offering in late June of 1996 and an additional 140,500 shares in the over-allotment option, the Company reduced certain revolving indebtedness and certain long term indebtedness. The Company has since continued to utilize available working capital and has negotiated reduced borrowing rates under its floor plan and revolving lines of credit which have combined to provide for the containment of interest expense and its percentage decrease as a percent of net sales.
The Company intends to reborrow under its revolving credit lines as necessary to fund future acquisitions and to support working capital needs. See ''Liquidity and Capital Resources.''

	Net income.   Net income increased by 67.1% to approximately $4.0
million in fiscal 1997 from $2.4 million in fiscal 1996. Net income as a percent of sales increased to 4.4% from 3.7% during the same periods. Net income attributable to F&I Products increased by 48.2% to approximately $1.2 million in fiscal 1997 from $810,000 in fiscal 1996. The calculation of net income attributable to F&I Products is based on an allocation of gross profit after adjusting for costs which management believes are directly allocable to F&I Products.

Fiscal Year Ended September 30, 1996 Compared to the Twelve Months Ended September 30, 1995

	Net sales.   Net sales increased by 45% to $64.6 million in fiscal
1996 from $44.6 million in the twelve months ended September 30, 1995. Of this increase, $780,000 was attributable to 4.3% growth in comparable store sales (4 stores in base) and $16.6 million, or 83.0% is related to the four stores acquired or newly opened in 1995 and $2.5 million, or 12.5% is related to the four store existing store locations which relocated or upgraded facilities to meet the Company's superstore standards during fiscal 1996. General growth in overall sales volume was in part the result of growth in new boating packages introduced in fiscal 1996 and in the expanded offering of boating packages introduced in 1995 along with increased sales of parts/accessories, service labor and F&I Products. Net sales also benefitted from the Company's participation in additional season-opening boat shows and a new sales program featuring weekend sales shows in the parking lots of local Sam's Clubs or certain other large retailers. The ''parking lot'' program which was initiated with several shows in late 1995, expanded during fiscal 1996 to include a full-time travelling sales team and participation in approximately 35 parking lot shows (primarily during the second and third fiscal quarters) which generated net sales of approximately $2.5 million.

	Net sales from comparable stores, which had 4 stores included in the base for calculation, increased 4.3% in fiscal 1996. The Company relocated or renovated 4 stores and acquired or opened an additional 4 stores during fiscal years 1995 and 1996 rendering such locations to be excluded from the comparable store base. The Company's planned acquisition strategy and subsequent renovation of stores to superstore standards is expected to continue to negatively impact the number of stores includable in comparable store base calculations in relationship to the total number of store locations operated. See ''Risk Factors-Dependence on Expansion.'' As such, comparable store performance is expected to remain unstable until higher percentages of the Company's stores are includable in comparable store calculations.

	Included within net sales is revenue that the Company earns related to F&I Products. The Company, through relationships with various national and local lenders, is able to place financing for its customers' boating purchases. These lenders allow the Company to ''sell'' the loan at a rate higher than a minimum rate established by each such lender and the Company earns fees based on the percentage increase in the loan rate over the lender's minimum rate. The Company sells these loans without recourse except that in certain instances the Company must return the fees earned if the customer repays the loan or defaults in the first 120-180 days.
The Company also sells, as a broker, certain types of insurance (property/casualty, credit life, disability) and extended service contracts. The Company may also sell these products at amounts over a minimum established cost and earn income based upon the profit over the minimum established cost. Net sales attributable to F&I Products increased by 75.3% to $2.7 million in fiscal 1996 from $1.6 million in the twelve months ended September 30, 1995. This improvement was primarily due to higher net spreads achieved in the placement of customer financing, as well as overall increases in the percentage of customers buying these products (which is referred to as ''sell-through''). This increase was enhanced by the Company's continued emphasis on training of F&I employees and achievement of established goals.

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





                                                                    Quarter Ended
                                       Fiscal Year 1996                                        Fiscal Year 1997
                        Dec. 31      March 31       June 30      Sept. 30       Dec. 31      March 31       June 30      Sept. 30
                       ---------     ---------     ---------     ---------     ---------     ---------     ---------     ---------
                                                                    (In thousands)
Net sales              $   3,564     $   18,453    $   26,445    $   16,093    $   5,451     $   24,273    $  37,348     $  24,237
Gross profit                 948          4,623         6,613         4,299        1,341          6,404        9,531         6,679
Selling, general and
  Administrative
    expenses               1,551          2,751         3,767         2,788        2,140          3,638        5,426         4,358
Operating income (loss)     (729)         1,736         2,705         1,349         (983)         2,529        3,873         2,061
Interest expense             276            393           424           196          214            415          412           313
Net income (loss)           (642)           885         1,416           724         (744)         1,320        2,172         1,234
Net Income per Share        (.24)           .32           .52           .18         (.18)           .32          .53           .29
Wtd. Average Shares
  Outstanding              2,684          2,684         2,741         4,097        4,137          4,137        4,137         4,291






                                         As a Percentage of Net Sales

Net sales                  100.0%         100.0%        100.0%        100.0%       100.0%         100.0%       100.0%        100.0%
Gross profit                26.6           25.1          25.0          26.7         24.6%          26.4%        25.5%         27.6%
Selling, general and
  administrative
    expenses                43.5           14.9          14.2          17.3         39.3%          15.0%        14.5%         18.0%
Operating income (loss)    (20.5)           9.4          10.2           8.4        (18.0)          10.4         10.4           8.5
Interest expense             7.7            2.1           1.6           1.2          3.9            1.7          1.1           1.3
Net income (loss)          (17.9)           4.8           5.4           4.5        (13.7)           5.4          5.8           5.1


	The Company's business, as well as the sales demand for various types of boats, tends to be highly seasonal. Strong sales typically begin in January with the onset of the public boat and recreation shows, and continue through July. Over the previous four-year period, the average annual net sales for the quarterly periods ended March 31 and June 30 represented in excess of 28% and 37%, respectively, of the Company's annual net sales. With regard to net income, the Company historically generates profits in three of its fiscal quarters and experiences operating losses in the quarter ended December 31 due to a broad seasonal slowdown in sales. During the quarter ended September 30, inventory typically reaches its lowest levels and accumulated cash reserves reach the highest levels. During the quarter ended December 31, the Company generally builds inventory levels in preparation for the upcoming selling season which begins with boat and recreation shows occurring during January through March in certain market areas in which the Company conducts business. Travis Boats' operating results would be materially and adversely affected if net sales were to fall significantly below historical levels during the months of January through June.

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


	Quarterly results may fluctuate as a result of the expenses associated with new store openings or acquisitions. The Company, prior to fiscal
1997, had attempted to concentrate expansion during the seasonal slowdown generally occurring in the quarter ending December 31. During fiscal
1997, the Company modified its acquisition strategy to acquire store locations through-out the fiscal year. This was done to allow the Company the opportunity to derive in-season sales from the acquisitions as well as to provide a longer period in which to integrate the acquired store's operations. Accordingly, the results for any quarterly period may not be indicative of the expected results for any other quarterly period.

    Year 2000 Issues

	The Year 2000 issue is the result of computer programs being written using two digits rather than four (for example, "97" for 1997) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. In some cases, the new date will cause computers to stop operating, while in other cases, incorrect output may result. Since the Company is currently in the process of replacing and upgrading its computer hardware and software systems, the Company believes that there is little business risk attributable to the Year 2000 issue.

	Liquidity and Capital Resources

	The Company's short-term cash needs are primarily for working capital to support operations including inventory requirements, off-season liquidity and store expansion. These short-term cash needs have historically been financed with cash from operations and borrowings under the Company's floor plan and revolving credit lines (collectively the "credit facilities"). At September 30, 1997, the Company had working capital of $14.8 million, including $3.9 million in accounts receivable (primarily contracts in transit from sales) and $34.5 million in inventories, offset by approximately $5.2 million of accounts payable and accrued liabilities, $14.4 million outstanding under floor plan lines of credit, approximately $6.0 million under revolving lines of credit and $4.3 million in other current liabilities and short-term indebtedness including current maturities of long-term debt. Contracts in transit are amounts receivable from a customer or a customer's financial institution related to that customer's purchase of a boat. As of September 30, 1997, the aggregate maximum borrowing limits under floor plan and revolving lines of credit were approximately $25.0 million and $55.0 million, respectively.

	In fiscal 1996, operating activities utilized cash flows of $2.1 million due primarily to an increase of $6.2 million in inventories, offset partially by unearned revenue of $1.2 million relating to a volume purchase from a manufacturer. Of the increase in inventories, approximately $4.4 million is related to stocking of the newly acquired store locations since the acquisitions during fiscal 1996 occured in the off-season and the acquired store locations had little remaining inventory. Subsequently, the Company maintains a representative level of stocking of its Travis Edition boating packages and generally over 9,000 stock keeping units in parts/accessories.

	In fiscal 1997, operating activities utilized cash flows of $808,000 due primarily to an increase of $5.2 million and $2.0 million in
inventories and accounts receivable, respectively.   These amounts were
offset partially by an increase in accrued liabilities of $913,000 and an additional $1.4 million payable to the sellers of Adventure Marine (which is payable in 88,361 shares of newly issued shares of the Company's common stock) related to the purchase which is effective as of September
30, 1997. Of the increase in inventories, approximately $14.6 million is related to inventory acquired in seven store acquisitions during fiscal 1997 and the initial stocking of Travis Editions product in the newly acquired locations.

	Financing activities in fiscal 1997 provided $10.8 million of cash flows primarily from the net proceeds of borrowings under the Company's credit facilities. Effective October 31, 1997, the Company renewed and increased its $15.0 million revolving line of credit agented by NationsBank of Texas, N.A. to a new credit limit of $55.0 million. The line provides for borrowing pursuant to a borrowing formula based upon the certain of the Company's inventory and accounts receivable.
Collateral consists of a security interest in specific inventories (and proceeds thereof), accounts receivable and contracts in transit. The line has a maturity on October 31, 1999 and pricing is at the Company's election of the prime rate minus .375% or on a LIBOR based price structure. There is a fee on the unused portion assessed quarterly. A comprehensive loan agreement governs the line of credit. The agreement contains financial covenants regulating debt service coverages, tangible net worth, operating leverage and restrictions on dividends or distributions. As of December 18, 1997, $18.3 million was drawn on the revolving line and the Company could borrow an additional $3.1 million based upon the revolving line's borrowing formula. Management believes the Company to be in compliance with the terms and conditions of this loan agreement.

	The Company also maintains floor plan lines of credit with various finance companies totalling approximately $25 million in credit limits, which generally have no stated maturity and utilize subsidies from manufacturers to provide for certain interest free periods each calendar year (usually August through at least May). Certain floor plan lines of credit with finance companies are governed by loan agreements containing financial covenants concerning, among others, minimum tangible net worth and leverage ratios. As of December 18, 1997, approximately $19.5 million was drawn under the floor plan lines and management believes the Company was in compliance with the terms and conditions of these loan agreements.

	Merchandise inventories were $20.6 million and $34.5 million as of September 30, 1996 and September 30, 1997, respectively. Accounts receivable increased by approximately $2.6 million to $3.9 million at the end of fiscal 1997 from a year earlier. The receivables amount represents primarily contracts in transit generated from sales. Costs in excess of net assets acquired increased to by approximately $4.3 million to $5.4 million in fiscal 1997 due to the acquisitions during fiscal 1997 discussed previously in the section Overview.

	The Company had net capital expenditures of approximately $1.4 million
in fiscal 1996 and approximately $5.7 million in fiscal 1997.   Capital
expenditures during fiscal 1996 included the acquisition of Clay's Boats
& Motors, the renovation of several facilities to the Company's superstore standards and expenses related to the roll-out of the Company's management information systems in certain store locations. In fiscal 1997 the Company's capital expenditures included the acquisitions of the store locations discussed previously in the section Overview. The Company also acquired land and buildings for store locations in Beaumont, Texas and Pascagoula, Mississippi and continued to renovate certain store locations to superstore standards. The fiscal 1997 capital expenditures were primarily financed under the Company's credit facilities and additionally with certain individuals and corporations.

	The Company's revolving credit facility, floor plan lines of credit and internally generated working capital should be sufficient to meet the Company's cash requirements in the near future.


	New Accounting Standards

	In March 1995, the Financial Accounting Standards Board (FASB) issues Statement No. 121, ''Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of '', which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are held for disposition. The Company adopted Statement No. 121 effective October 1, 1995. No material impact to the Company's results of operations or financial position resulted from such adoption.

	The Company has elected to follow Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No.
123, Accounting for Stock-Based Compensation (Statement 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

	Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method prescribed by Statement 123. The Company has evaluated the effects of Statement 123 and determined that it does not have a material effect on the Company's statement of operations or earnings per share.

	In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share (Statement 128), which is required to be adopted for financial statements issued for periods ending after December 15, 1997. At that time the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, the presentation of primary earnings per share is replaced with a presentation of basic earnings per share, the calculation of which excludes the dilutive effect of common stock equivalents.

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


PART III

Item 10.   Directors and Executive Officers

	There is incorporated herein by reference that portion of the Company's proxy statement for the 1998 Annual Meeting of Stockholders which appears therein under the captions ''Item 1: Election of Directors'' and ''Information Concerning Directors.''


Item 11.   Executive Compensation

	There is incorporated in this Item 11 by reference that portion of the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders which appears under the caption ''Executive Compensation.''


Item 12.   Security Ownership of Certain Beneficial Owners and Management

	There is incorporated in this Item 12 by reference that portion of the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders which appears under the caption ''Securities Holdings of Principal Stockholders, Directors, Nominees and Officers.''


Item 13.   Certain Relationships and Related Transactions

	There is incorporated in this Item 13 by reference that portion of the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders which appears under the captions ''Certain Relationships and Related Transactions'' and ''Compensation Committee Interlocks and
Insider Participation.''




                                PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements

	The following consolidated financial statements of the Company are included following the Index to Consolidated Financial Statements and Schedules on page F-1 of this Report.

     Report of Ernst & Young LLP, Independent Auditors      F-1
     Consolidated Balance Sheets                            F-2
     Consolidated Statements of Income                      F-3
     Consolidated Statements of Shareholder's Equity        F-4
     Consolidated Statements of Cash Flows                  F-5
     Notes to Consolidated Financial Statements             F-6



(a) 2. Financial Statement Schedules

	All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.


(a) 3. Exhibits

	The following Exhibits are incorporated by reference to the filing or are included following the Index to Exhibits.


INDEX TO EXHIBITS

    (a) Exhibits:   Except as otherwise noted, all Exhibits have been
previously filed with Registrant's S-1 dated June 1996.

    3.1  Restated Articles of Incorporation of the Registrant,
         as amended.
    3.2  Restated Bylaws of the Registrant, as amended.
    10.2(a) Agreement dated as of August 11, 1995, between the
         Company and Outboard Marine
         Corporation.
    10.2(b) Dealer Agreement dated as of October 13, 1995,
         between the Company and Outboard Marine Corporation.
    10.3  Dealer Agreement dated as of August 17, 1995, between the Company and Larson Boats, a Division of Larson/Glastron Boats, Inc., a subsidiary of Genmar Industries, Inc.
    10.4 Dealer Agreement dated as of August 17, 1995, between the Company and Mastercrafters Corporation.
    10.5(a) Inventory Security Agreement and Power of Attorney
         dated as of November 30, 1993, Between Bombardier Capital Inc. and
         the Company.
    10.5(b) Inventory Security Agreement and Power of Attorney dated as of
         November 30, 1993, Between Bombardier Capital Inc. and Falcon Marine Abilene, Inc.
    10.6(a) Agreement for Wholesale Financing dated as of August 17, 1995, by and among Deutsche Financial Services Corporation, the Company and its subsidiaries; and Amendment to Agreement for Wholesale Financing dated as of September 22, 1995.
    10.6(b) Agreement for Wholesale Financing dated as of August 17, 1995, between Deutsche Financial Services Corporation and Travis Boats & Motors Baton Rouge, Inc.
    10.7(a) Inventory Loan Agreement dated as of September 20, 1995, between
         TBC Arkansas, Inc. And Hibernia National Bank.
    10.7(b) Commercial Security Agreement dated September 1, 1995, between
         TBC Arkansas, Inc. and Hibernia National Bank.
    10.8(a) Inventory Loan Agreement dated as of December 17, 1992, between
         Travis Boats & Motors Baton Rouge, Inc. and Hibernia National Bank; and First Amendment to Inventory Loan Agreement dated as of
         February 7, 1994.
    10.8(b) Promissory Note dated May 30, 1995, in the original principal amount of $100,000, payable By Travis Boats & Motors Baton Rouge,
         Inc. to Hibernia National Bank.
    10.8(c) Promissory Note dated May 30, 1995, in the original principal amount of $800,000, payable By Travis Boats & Motors Baton Rouge,
         Inc. to Hibernia National Bank.
    10.8(d) Promissory Note dated July 14, 1995, in the original principal amount of $480,000, payable By Travis Boats & Motors Baton Rouge,
         Inc. to Hibernia National Bank.
    10.8(e) Business Loan Agreement dated July 14, 1995, between Travis
         Boats & Motors Baton Rouge, Inc. and Hibernia National Bank.
    10.8(f) Commercial Security Agreement dated July 14, 1995, between
         Travis Boats & Motors Baton Rouge, Inc. and Hibernia National Bank. 10.8(g) Collateral Mortgage dated July 14, 1995, from Travis Boats &
         Motors Baton Rouge, Inc. to Hibernia National Bank.
    10.8(h) Assignment of Leases and Rents dated July 14, 1995, between
         Travis Boats & Motors Baton Rouge, Inc. and Hibernia National Bank. 10.8(i) Pledge of Collateral Mortgage Note dated July 14, 1995, from
         Travis Boats & Motors Baton Rouge, Inc. to Hibernia National Bank. 10.9(a) Promissory Note dated September 1, 1995, in the original principal amount of $3,000,000, Payable by TBC Arkansas, Inc. to Hibernia National Bank.
    10.9(b) Commercial Guaranty dated September 1, 1995 by the Company in favor of Hibernia National Bank guarantying a $3,000,000 Promissory
         Note.
    10.9(c) Promissory Note dated September 1, 1995, in the original principal amount of $250,000, Payable by TBC Arkansas to Hibernia National Bank. 10.10(a) Amended and Restated Loan Agreement dated as of September 15,
         1995, by and among NationsBank of Texas, N.A., the Company and its subsidiaries.
    10.10(b)Security Agreement dated July 31, 1995, by and among Nations Bank of Texas, N.A., the Company and its subsidiaries.
    10.11 General Promissory Note dated August 31, 1995, in the original principal amount of $300,000, payable by the Company to Amerisure Property & Casualty, Ltd.
    10.12 General Promissory Note dated August 31, 1995, in the original principal amount of $100,000, payable by the Company to Capitol Commerce Reporter, Inc.
    10.13 General Promissory Note dated August 31, 1995, in the original principal amount of $75,000, payable by the Company to Capitol Commerce Reporter, Inc.
    10.14 General Promissory Note dated August 31, 1995, in the original principal amount of $150,000, payable by the Company to Joe Simpson and Pat Simpson.
    10.15 Asset Purchase Agreement dated as of September 20, 1995, by and among Red River Marine, Inc., Red River Marine, Inc. #2, and TBC Arkansas, Inc.
    10.16 Promissory Note dated September 20, 1995, in the original principal amount of $800,000, Payable by TBC Arkansas, Inc. to Benny Hargrove.
    10.17(a)Promissory Note dated as of September 20, 1995, in the original principal amount of $462,145.53, payable by TBC Arkansas, Inc. to Red River Marine, Inc. #2.
    10.17(b) Mortgage With Power of Sale (Realty) dated September 20, 1995, from TBC Arkansas, Inc. to Red River Marine, Inc. #2.
    10.18 Promissory Note dated September 20, 1995, in the original principal amount of $230,177.16, payable by TBC Arkansas, Inc. to Red River Marine, Inc. and Red River Marine, Inc. #2.
    10.19 Promissory Note dated September 20, 1995, in the original principal amount of $108,750, Payable by TBC Arkansas, Inc. to Red River Marine, Inc. and Red River Marine, Inc. #2.
    10.20 Travis Boats and Motors, Inc. 1995 Incentive Plan.
    10.21 Form of Amended and Restated Employment Agreement dated May 7, 1996, between the Company and Mark T. Walton, Ronnie L. Spradling and Michael B. Perrine.
    10.22 Form of Option Agreement dated May 17, 1995, between the Company and Michael B. Perrine, Ronnie L. Spradling and Mark T. Walton.
    10.23 Form of Indemnification Agreement for Directors and Officers of the Company.
    10.24 Management Agreement dated December 14, 1995, by and among TBC Management, Ltd., The Company and its subsidiaries.
    10.25 [Intentionally left blank]
    10.26(a) First Lien Promissory Note dated September 15, 1995, in the original principal amount of $679,000, payable by Travis Snowden Marine, Inc. to NationsBank of Texas, N.A.
    10.26(c) First Lien Deed of Trust, Assignment, Security Agreement and
         Financing Statement dated September 15, 1995, from Travis Snowden Marine, Inc. to Michael F. Hord, Trustee.
    10.27(a) Second Modification and Extension Agreement dated April 26, 1994, between the Company and NationsBank of Texas, N.A.
    10.27(b) ''504'' Note dated April 28, 1994, in the original principal amount of $454,000, payable by the Company to Cen-Tex Certified Development Corporation.
    10.27(c) Deed of Trust, Assignment, Security Agreement and Financing
         Statement dated March 5, 1993, from the Company to Michael F. Hord, Trustee.
    10.27(d) Deed of Trust dated April 28, 1994, from the Company to Wm. H.
         Harrison, Jr., Trustee.
    10.28 Trust Agreement dated December 31, 1994, by and among Ideal Insurance Company, Ltd. and the Company.
    16   Letter re change in certifying accountant.

       Portions of this exhibit have been omitted and are subject to an application for confidential treatment filed separately with the Commission.

The above Exhibits have been previously filed with Registrant's S-1 dated June 1996.

    (b) Financial Statement Schedules:   None.

    The following exhibits are filed herewith


    10.29(a) Revolving Credit Agreement dated as of December 12, 1996, in the original principal amount of $15,000,000 by and among the Company, its Subsidiaries and NationsBank of Texas, N.A. as agent.
    10.29(b) Commercial Security Agreement dated as of December 12, 1996 by and among the Company, its Subsidiaries and NationsBank of Texas, N.A. as agent.
    10.29(c) Promissory Note dated as of December 12, 1996 in ane original principal amount of $9,000,000 among the Company, its subsidiaries and NationsBank of Texas, N.A., as agent.
    10.29(d) Promissory Note dated as of December 12, 1996 in the original principal amount of $6,000,000 among the Company, its subsidiaries and NationsBank of Texas, N.A. as agent.
    10.30 Asset Purchase Agreement dated as of November 1, 1996 between Travis Boating Center Tennessee, Inc. and Tri-Lakes Marine, Inc.
    10.31 Asset Purchase Agreement dated as of November 1, 1996 between Travis Boating Center Alabama, Inc. and Tri-Lakes Marine, Inc.

The above Exhibits have been previously filed with Registrant's Report on Form 10-K for the fiscal year ended September 30, 1996.



The following exhibits are filed herewith on the Registrant's Report on Form 10-K for the fiscal year ended September 30, 1997.

    10.32(#) Asset Purchase Agreement dated as of February 19, 1997 between
         Travis Boating Center Louisiana, Inc. and Bent's Marine, Inc.
    10.33 Asset Purchase Agreement dated as of August 1, 1997 between Travis Boating Center Mississippi, Inc. and McLeod Marine, Inc
    10.34 Stock Purchase Agreement dated as of September 30, 1997 among
         Travis Boating Center Florida, Inc. and Frederic D. Pace and John W. Reinhold providing for the purchase of 100% of the common stock of Adventure Boat Brokerage, Inc.
    10.35 Stock Purchase Agreement dated as of September 30, 1997 among Travis Boating Center Florida, Inc. and John W. Reinhold providing for the purchase of 100% of the common stock of Adventure Marine & Outdoors, Inc.
    10.36 Stock Purchase Agreement dated as of September 30, 1997 among Travis Boating Center Florida, Inc. and Frederic D. Pace and John W. Reinhold providing for the purchase of 100% of the common stock of Adventure Marine South, Inc.
    10.37 First Amendment to Revolving Credit Agreement dated as of October 31, 1997, in the original principal amount of $55,000,000 by and among the Company, its Subsidiaries and NationsBank of Texas, N.A. as agent.
    10.38 Asset Purchase Agreement dated as of November 20, 1997 between Travis Boating Center Tennessee, Inc. and Southeastern Marine Group, Inc.
    10.39(+) Travis Boats & Motors, Inc. 1995 Incentive Plan filed pursuant to
         Form S-8 filed on December 11,1997.
    21.1 List of Subsidiaries of Registrant.
    23.1(+) Consent of Ernst & Young LLP, Independent Auditors of Registrant,
         dated December 23, 1997.
    27.1 Financial Data Schedule.

(#) Incorporated by reference from the Company Report on Form 10-Q for the quarter ended March 31, 1997.
(+) Incorporated by reference from the Company's filing on Form S-8 on December 11, 1997.

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

                                  TRAVIS BOATS & MOTORS, INC.


                                  _____/S/___ MARK T. WALTON
                               By:
                                  Chairman of the Board and President

Date: December 23, 1997

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                              Capacity                       Date Signed

/S/ MARK T. WALTON

Mark T. Walton         Chairman of the Board, President and    December 23, 1997
                      Director (Principal Executive Officer )



/S/ MICHAEL B. PERRINE

Michael B. Perrine      Chief Financial Officer, Secretary     December 23, 1997
                        and Treasurer (Principal Financial
                           and  Accounting Officer )



/S/ RONNIE L. SPRADLING

Ronnie L. Spradling     Executive Vice President-New Store    December 23, 1997
                             Development and Director


/S/  E. D. BOHLS

E. D. Bohls                      Director                      December 23, 1997


/S/ STEVEN W. GURASICH, JR.

Steven W. Gurasich, Jr.          Director                      December 23, 1997


/S/   ZACH MCCLENDON, JR

Zach McClendon, Jr.              Director                      December 23, 1997


/S/   ROBERT C. SIDDONS

Robert C. Siddons                Director                      December 23, 1997


/S/   JOSEPH E. SIMPSON

Joseph E. Simpson                Director                      December 23, 1997

                         Report of Independent Auditors



The Board of Directors
Travis Boats & Motors, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Travis Boats & Motors, Inc. and Subsidiaries as of September 30, 1997 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended and the nine-month period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Travis Boats & Motors, Inc. and Subsidiaries as of September 30, 1997 and 1996 and the consolidated results of their operations and their cash flows for the years then ended and the nine-month period ended
September 30, 1995 in conformity with generally accepted accounting principles.

	/s/ Ernst & Young LLP

November 25, 1997
Austin, Texas

                   Travis Boats & Motors, Inc. and Subsidiaries

                         Consolidated Balance Sheets


                                                                 September 30

                                                            1996               1997
                                                          ----------        ---------
Assets
  Current assets:
    Cash and cash equivalents                          $   5,816,317    $   1,532,942
    Accounts receivable                                    3,915,399        1,330,642
    Prepaid expenses                                         371,356          102,094
    Inventories                                           34,449,559       20,554,166
    Deferred tax asset                                       172,591          160,815
                                                          ----------       ----------
  Total current assets                                    44,725,222       23,680,659

  Property and equipment:
    Land                                                   1,990,718        1,815,718
    Buildings and improvements                             6,366,447        4,908,861
    Furniture, fixture and equipment                       3,161,501        1,847,086
                                                          ----------        ---------
                                                          11,518,666        8,571,665
    Less accumulated depreciation                         (2,749,914)      (2,024,953)
                                                          ----------        ---------
                                                           8,768,752        6,546,712

Deferred tax asset                                           119,855           39,187

Goodwill, net of accumulated amortization
of $78,569 in 1997 and $32,037 in 1996                     4,067,466          806,035

Noncompete agreement, net of accumulated
amortization of $129,710 in 1997 and $42,857
in 1996                                                    1,308,362          257,143


Other assets                                                 131,825           20,672
                                                         -----------      -----------
Total assets                                             $59,121,482      $31,350,408
                                                         ===========      ===========

Liabilities

  Current liabilities:
    Bank overdraft                                    $      272,004    $           -
    Accounts payable                                       2,238,410          239,852
    Accrued liabilities                                    2,929,310        1,388,810
    Amounts due for purchase of business                   1,429,643                -
    Federal income taxes payable                           1,081,254          953,523
    Unearned revenue                                         521,694        1,174,159
    Current portion of notes payable and other
      short-term obligations                              21,446,952        4,661,104
                                                          ----------        ---------
  Total current liabilities                               29,919,267        8,417,448

Notes payable, less current portion                        5,144,684        4,334,494

Stockholders' equity:
  Serial preferred stock, $.01 par value,
   1,000,000 shares authorized, no shares
   issued or outstanding                                           -                -
  Common stock, $.01 par value, 50,000,000
   shares authorized, 4,224,867 and
   4,136,506 issued and outstanding at
   September 30, 1997 and 1996, respectively                  42,249           41,365
  Paid-in capital                                         13,004,007       11,527,498
  Retained earnings                                       11,011,275        7,029,603
                                                          ----------        ---------
Total stockholders' equity                                24,057,531       18,598,466
                                                          ==========       ==========
Total liabilities and stockholders' equity               $59,121,482      $31,350,408



See accompanying notes.

                 Travis Boats & Motors, Inc. and Subsidiaries

                       Consolidated Statements of Income


                                                                   Nine Months
                                                                      Ended
                                       Year Ended September 30     September 30
                                          1997          1996           1995
                                      -----------    -----------    -----------
Net sales                             $91,309,256    $64,555,273    $41,442,349

Cost of sales                          67,354,110     48,072,499     31,136,555
                                      -----------    -----------    -----------
Gross profit                           23,955,146     16,482,774     10,305,794

Selling, general and
administrative expenses                15,561,569     10,857,413      6,352,844
Depreciation and amortization             913,445        563,991        216,965
                                      -----------    -----------    -----------
                                       16,475,014     11,421,404      6,569,809

Operating income                        7,480,132      5,061,370      3,735,985

Interest expense                       (1,353,750)    (1,289,064)      (670,020)

Other (expenses) income                   (12,080)        60,781        133,849
                                      -----------    -----------    -----------

Income before income taxes              6,114,302      3,833,087      3,199,814

Income taxes                            2,132,630      1,450,000      1,149,621
                                      -----------    -----------    -----------

Net income                            $ 3,981,672    $ 2,383,087    $ 2,050,193
                                      ===========    ===========    ===========

Net income per common share:
  Primary                             $       .94    $       .78    $       .76
  Fully-diluted                       $       .93    $       .78    $       .76

Weighted average common
shares outstanding:
  Primary                               4,251,396      3,043,329      2,672,919
  Fully-diluted                         4,296,633      3,043,329      2,672,919


See accompanying notes.


                     Travis Boats & Motors, Inc. and Subsidiaries

                    Consolidated Statements of Stockholders' Equity

                                                                                                  Notes
                                        Common Stock              Paid-in        Retained      Receivable-
                                    Shares          Amount        Capital        Earnings      Stockholders     Total
                                   -----------    -----------    ----------     -----------    -----------    -----------
Balance at December 31,1994          2,635,865    $    26,358    $    66,670    $ 2,596,323    $  (127,124)   $ 2,562,227
Issuance of common stock                47,641            477         71,841              -              -         72,318
Net income                                   -              -              -      2,050,193              -      2,050,193
Net proceeds on notes
receivable - stockholders                    -              -              -              -        127,124        127,124
                                   -----------    -----------    -----------    -----------    -----------    -----------
Balance at September 30, 1995        2,683,506         26,835        138,511      4,646,516              -      4,811,862
Issuance of common stock             1,453,000         14,530     13,062,470              -              -     13,077,000
Common stock issuance costs                  -              -     (1,673,483)             -              -     (1,673,483)
Net income                                   -              -              -      2,383,087              -      2,383,087
                                   -----------    -----------    -----------    -----------    -----------    -----------
Balance at September 30, 1996        4,136,506         41,365     11,527,498      7,029,603              -     18,598,466
Issuance of common stock
  in purchase of business               88,361            884      1,476,509              -              -      1,477,393
Net income                                   -              -              -      3,981,672              -      3,981,672
                                   -----------    -----------    -----------    -----------    -----------    -----------
Balance at September 30, 1997        4,224,867    $    42,249    $13,004,007    $11,011,275    $         -    $24,057,531

See accompanying notes.


                     Travis Boats & Motors, Inc. and Subsidiaries

                         Consolidated Statements of Cash Flows

                                                                          Nine Months
                                                                             Ended
                                              Year Ended September 30     September 30
                                                1997          1996            1995
                                            ------------   ------------   ------------
Net income                                  $  3,981,672   $  2,383,087   $  2,050,193
Adjustments to reconcile net income
to net cash provided by (used in)
operating activities:

  Depreciation                                   780,060        489,097        216,965
  Amortization                                   133,385         74,894              -
  Changes in operating assets and
      liabilities:
    Increase in accounts receivable           (1,995,179)      (283,925)      (823,109)
    (Increase) decrease in prepaid assets       (243,989)       (53,535)        24,631
    (Increase) decrease in inventories        (5,166,177)    (6,152,835)       349,830
    (Increase) decrease in other assets          (17,910)        (3,522)        23,017
    Increase in deferred tax asset               (92,444)       (63,327)      (136,675)
    Increase (decrease) in accounts payable    1,453,388       (222,067)       265,863
    Increase in accrued liabilities              883,753        200,455        404,190
    Increase in federal income taxes payable     127,731        377,366        349,622
    (Decrease) increase in unearned revenue     (652,465)     1,174,159              -
                                            ------------   ------------   ------------
Net cash provided by (used in) operating
  activities                                    (808,175)    (2,080,153)     2,724,527

Investing activities

Purchase of businesses                        (3,477,223)      (262,687)      (916,345)
Purchase of property and equipment            (2,255,495)    (1,134,967)    (1,885,345)
Net cash used in investing activities         (5,732,718)    (1,397,654)    (2,801,690)

Financing activities

Net increase (decrease) in notes payable
and other short-term obligations              10,824,268     (7,388,826)       715,027
Net proceeds from issuance of common stock             -     11,403,517         72,268
Redemption of preferred stock                          -              -       (100,000)
Net proceeds on notes receivable -
  stockholders                                         -              -        127,174
                                            ------------   ------------   ------------
Net cash provided by financing activities     10,824,268      4,014,691        814,469

Increase in cash and cash equivalents          4,283,375        536,884        737,306
Cash and cash equivalents, beginning of
period                                         1,532,942        996,058        258,752
                                            ------------   ------------   ------------
Cash and cash equivalents, end of period    $  5,816,317   $  1,532,942   $    996,058
                                            ============   ============   ============


See accompanying notes.

             1. Summary of Significant Accounting Policies

Description of Business and Consolidation

Travis Boats & Motors, Inc. (the "Company") based in Austin, Texas, is a retailer of boats, motors, trailers and related watersport accessories. The Company operates locations in the southern region of the United States. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In 1995, the Company changed its fiscal year end from December 31 to September 30 to coincide with the seasonal cycle of its business.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company records revenue on sales of boats, motors, trailers, and related watersport parts and accessories upon delivery to the customer and transfer of title at the closing of the transaction.

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


1. Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are stated at cost. Provisions for depreciation are determined using double-declining balance and straight-line methods. The Company uses estimated useful lives of 5 - 20 years for buildings and improvements and 5 - 10 years for furniture, fixtures and equipment. The Company capitalized interest of approximately $80,000 during the nine months ended September 30, 1995 in connection with the construction of a store location. No interest was capitalized in the years ended September 30, 1997 and 1996.

Income Taxes

In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, deferred income taxes are provided for temporary differences between the basis of assets and liabilities for financial reporting purposes and for income tax return purposes.

Intangible Assets

Amounts assigned to intangible assets are amortized over the respective estimated useful lives using the straight-line method as follows:

    Noncompete agreements            7 years
    Goodwill                         15 to 25 years

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


1. Summary of Significant Accounting Policies (continued)

Accounts Receivable

Accounts receivable potentially expose the Company to concentrations of credit risk, as defined by the Statement of Financial Accounting Standards No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk. Accounts receivable consist primarily of amounts due from financial institutions upon sales contract funding and amounts due from vendors under rebate programs. There was no allowance for doubtful accounts recorded at September 30, 1997 and 1996.

Pre-opening Costs

Pre-opening costs related to new store locations are expensed as incurred.

Significant Suppliers

The Company purchased substantially all of its new outboard motors in 1997, 1996 and 1995 from a single outboard motor manufacturer.

Approximately 34%, 23% and 20% of the Company's net purchases in fiscal 1997, 1996 and 1995 were from a single boat supplier, respectively.

Advertising Costs

Advertising costs are expensed as incurred and were approximately
$829,000, $508,000 and $353,000 during the years ended September 30, 1997 and 1996, and the nine months ended September 30, 1995, respectively.

Notes Payable and Other Short-Term Obligations

Interest expense on notes payable and other short-term obligations is recorded as incurred. No interest expense is recorded during portions of the year on certain floor plan payables which include noninterest bearing payment terms.


1. Summary of Significant Accounting Policies (continued)

Net Income per Common Share

For the year ended September 30, 1997, both primary and fully diluted net income per common share are computed by dividing net income by the weighted average number of common shares and common stock equivalents (if dilutive) outstanding during each period. Common stock equivalents include stock options. The number of common stock equivalents is computed using the treasury stock method.

For the year ended September 30, 1996 and the nine months ended September 30, 1995, net income per common share is based on the weighted average number of common shares outstanding during the period. The effect of common stock equivalents is not significant.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share (Statement 128), which is required to be adopted for financial statements issued for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, the presentation of primary earnings per share is replaced with a presentation of basic earnings per share, the calculation of which excludes the dilutive effect of common stock equivalents. The adoption of Statement 128 is expected to result in a basic net income per share of $0.96 for the year ended September 30, 1997. Compared to primary net income per share as currently presented, the adoption of Statement 128 results in an increase of $0.02 per share for 1997. The adoption of Statement 128 is expected to result in a fully diluted net income per share of $0.94 for the year ended September 30, 1997. Compared to fully diluted net income per share as currently presented, the adoption of Statement 128 results in an increase of $0.01 per share for 1997. There is no impact to primary or fully diluted earnings per share for the year ended September 30, 1996 and the nine months ended September 30, 1995.

Unearned Revenue

Amounts received from vendors in connection with agreed upon rebates or discounts are deferred until the related product is sold and such rebate or discount is earned.


2. Notes Payable and Other Short-Term Obligations


Notes payable and other short-term obligations consist of the following:



                                              September 30
                                         1997             1996
                                     -------------     -------------
Floor plans payable                  $  14,422,068     $   3,474,398
Revolving lines of credit                6,000,000           500,000
Notes payable                            6,169,568         5,021,200
                                     -------------     -------------
Total notes payable and other
  short-term obligations                26,591,636         8,995,598
Less current portion                   (21,446,952)       (4,661,104)
                                     -------------     -------------
Total notes payable and other
short-term obligations, less
current portion                      $   5,144,684     $   4,334,494
                                     =============     =============


Floor plans payable consist of the following:


                                                  September 30
                                               1997            1996
                                           -----------      ----------
Floor plans payable to commercial
finance companies under revolving
line of credit agreements with
interest ranging from 0% to prime
plus 4.75% with no stated
maturity date.                             $14,422,068      $3,474,398
                                           -----------      ----------
Total floor plans payable                  $14,422,068      $3,474,398


2. Notes Payable and Other Short-Term Obligations (continued)

The floor plans payable are secured by specific boat, motor and trailer inventory, as well as general security filings on all inventory and certain equipment. The floor plans payable to commercial finance companies include noninterest bearing payment terms for part of the calendar year (typically the months of August through May). As of September 30, 1997 and 1996, the amount of noninterest bearing floor plans payable to finance companies was $8,579,509 and $3,274,781, respectively.

Floor plans payable of certain of the Company's subsidiaries are guaranteed by the Company. The Company is significantly limited as to annual dividends for preferred and common stock.

Borrowings under revolving lines of credit consist of the following:


                                                  September 30
                                               1997            1996
                                           -----------      ----------
Note payable to bank under a
revolving line of credit
agreement with interest at prime
minus .375%, due October 1997.              $6,000,000        $500,000
                                           -----------      ----------
Borrowings under revolving lines of
credit                                      $6,000,000        $500,000
                                           ===========      ==========

The weighted average interest rate on floor plan payables and revolving lines of credit outstanding as of September 30, 1997 and 1996 is 5.3% and 3.7%, respectively.
2. Notes Payable and Other Short-Term Obligations (continued)

Notes payable consist of the following:


                                                  September 30
                                               1997            1996
                                           -----------      ----------
Mortgage notes payable to various
banks, organizations and
individuals under deeds of trust
with interest ranging from 5.0%
to prime plus 1% due in
installments ranging from $1,225
monthly including interest to
$30,114 semiannually plus
interest, maturing beginning in
April 1998.                                 $4,139,738      $3,779,458

Notes payable to various banks, a
corporation and an individual for
vehicles, equipment and leasehold
improvements with interest
ranging from 6.99% to 9.75%, due
in monthly installments ranging
from $333 to $3,062, maturing
beginning in April 1998.                       259,909         449,472

Acquisition related notes payable
to individuals and corporations
with interest ranging from 7.5%
to 8.75%, due in monthly
principal and interest
installments ranging from $291 to
$47,500, maturing beginning in
March 1998.                                  1,769,921         792,270
                                           -----------      ----------
Total notes payable                         $6,169,568      $5,021,200

Certain notes payable are secured by assets of the Company including inventory, accounts receivable, equipment, leasehold improvements, vehicles, land and buildings. Notes payable of certain of its subsidiaries are guaranteed by the Company.

Interest paid approximates interest expense plus interest capitalized, if any, during 1997, 1996 and 1995.

2. Notes Payable and Other Short-Term Obligations (continued)

Aggregate annual maturities required on notes payable at September 30, 1997 are as follows:

        Year ending
        September 30
        ------------
            1998                            $1,024,884
            1999                               768,906
            2000                               790,674
            2001                               625,242
            2002                             1,353,483
         Thereafter                          1,606,379
                                            ----------
                                            $6,169,568

Effective October 31, 1997, the Company amended its existing revolving line of credit agreement. The amendment increased the available borrowing commitment from $15.0 million to $55.0 million and extended the maturity date through October 31, 1999.

3. Leases

The Company leases various facilities under operating leases. Rent expense was $545,917 in 1997, $263,710 in 1996 and $188,581 in 1995.
Generally, the leases provide for renewals for various periods at stipulated rates. Future minimum rentals due under noncancelable leases are as follows for each of the years ending September 30:

            1998                                $989,380
            1999                                 843,704
            2000                                 741,853
            2001                                 650,828
            2002                                 459,921
         Thereafter                              513,000


4. Acquisitions

Adventure Marine

Effective September 30, 1997, the Company acquired all of the outstanding common stock of Adventure Boat Brokerage, Inc., Adventure Marine South, Inc., and Adventure Marine and Outdoors, Inc. (collectively referred to as Adventure Marine) with three store locations in Florida. The Adventure Marine entities had common shareholders. The purchase price was $3,022,035, of which $1,429,643 is to be paid in cash, $115,000 was financed by the issuance of notes payable to the sellers, and $1,477,392 was paid via the issuance of 88,361 shares of common stock of the Company.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of Adventure Marine have been included in the consolidated financial statements from the date of acquisition. The purchase price ($3,022,035), related acquisition costs ($145,000), and liabilities assumed ($5,058,826) have been allocated to the tangible net assets acquired ($5,535,861) based on their respective fair values at the date of acquisition. The resulting excess purchase price ($2,690,000) was allocated to noncompete agreements and goodwill.

McLeod Marine, Inc.

Effective August 1, 1997, the Company acquired certain assets of McLeod Marine, Inc. (McLeod) in Pascagoula, Mississippi. The assets acquired included boat, motor and trailer inventory, parts and accessories inventory. The purchase price was $958,080, all of which was paid in cash.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of McLeod have been included in the consolidated financial statements from the date of acquisition. The purchase price ($958,080) has been allocated to the tangible net assets acquired ($730,080) based upon their respective fair values at the date of acquisition. The resulting excess purchase price ($228,000) was allocated to noncompete agreements and goodwill.


4. Acquisitions (continued)

Bent's Marine, Inc.

Effective February 19, 1997, the Company acquired certain assets of Bent's Marine, Inc. (Bent's) in Metairie, Louisiana. This acquisition included boat, motor and trailer inventory, parts and accessories inventory, and furniture, fixtures and equipment. The purchase price was $1,518,550, of which $1,063,671 was paid in cash and $454,879 was financed by the issuance of a note payable to the seller.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of Bent's have been included in the consolidated financial statements from the date of acquisition. The purchase price ($1,518,550) has been allocated to the tangible net assets acquired ($839,627) based on their respective fair values at the date of acquisition. The resulting excess purchase price ($678,923) was allocated to a noncompete agreement and goodwill.

Tri-Lakes Marine, Inc.

Effective November 1, 1996, the Company acquired certain assets of Tri-Lakes Marine, Inc. (Tri-Lakes) with retail store locations in Tennessee and Alabama. This acquisition included boat, motor and trailer inventory, parts and accessories inventory, and furniture, fixtures and equipment. The purchase price was $1,242,924, of which $642,924 was paid in cash and $600,000 was financed by the issuance of notes payable to the seller.

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


4. Acquisitions (continued)

North Alabama Watersports, Inc.

Effective October 3, 1996, the Company acquired certain assets of North Alabama Watersports, Inc. (NAWS) in Florence, Alabama. This acquisition included boat, motor and trailer inventory, parts and accessories inventory, and furniture, fixtures and equipment. The purchase price was $892,255, of which $812,548 was paid in cash and $79,707 was financed by the issuance of a note payable to the seller.

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

Clay's Boats and Motors, Inc.

Effective December 1, 1995, the Company acquired certain assets of Clay's Boats and Motors, Inc. (Clay's) in New Iberia, Louisiana. The assets acquired included furniture, fixtures and equipment, parts and accessories inventory, all leasehold improvements and certain other assets. The purchase price was $328,741, of which $262,687 was paid in cash and $66,054 was financed by the issuance of a note payable to the seller.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of Clay's have been included in the consolidated financial statements from the date of acquisition. The purchase price ($328,741) has been allocated to the tangible net assets acquired ($240,669) based on their respective fair values at the date of acquisition. The resulting excess purchase price ($88,072) was allocated to noncompete agreements and goodwill.
4. Acquisitions (continued)

Red River Marine, Inc.

Effective September 20, 1995, the Company acquired Red River Marine, Inc. (Red River) with retail store locations in Hot Springs and Heber Springs, Arkansas. This acquisition included land and building (Hot Springs location) and boat, motor and trailer inventory, as well as parts and accessories inventory of each location. The purchase price was $2,517,417, of which $917,417 was paid in cash and $1,600,000 was financed by the issuance of notes payable to the seller.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of Red River have been included in the consolidated financial statements from the date of acquisition. The purchase price ($2,517,417) and liabilities assumed ($437,150) have been allocated to the tangible net assets acquired ($1,904,567) based on their respective fair values at the date of acquisition. The resulting excess purchase price ($1,050,000) was allocated to a noncompete agreement and goodwill.

5. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                  September 30
                                               1997            1996
                                           -----------      ----------
Deferred tax assets:
  Book over tax depreciation                  $119,855     $    39,187
  Accrued salaries and wages                   172,591         160,815
                                           -----------      ----------
Total deferred tax assets                      292,446         200,002
Valuation allowance for
deferred tax assets                                  -               -
                                           -----------      ----------
Net deferred tax assets                       $292,446        $200,002
                                           ===========      ==========

5. Income Taxes (continued)



Significant components of the provisions for income taxes are as follows:

                                                             Nine Months
                                                                ended
                                Year Ended Septmeber 30      September 30
                                   1997          1996            1995
                               ------------   ------------   ------------
Current expense:
  Federal                      $  1,992,732   $  1,342,327   $  1,243,371
  State                             232,343        171,000         42,925
                               ------------   ------------   ------------
Total current expense             2,225,075      1,513,327      1,286,296

Deferred expense (benefit):
  Federal                           (82,764)       (56,171)      (130,900)
  State                              (9,681)        (7,156)        (5,775)
                               ------------   ------------   ------------
Total deferred expense(benefit)     (92,445)       (63,327)      (136,675)
                               ------------   ------------   ------------

Total provision for income
taxes                          $  2,132,630   $  1,450,000   $  1,149,621
                               ============   ============   ============


The differences between the effective tax rate and the U.S. federal statutory rate of 34% are reconciled as follows:


                                                             Nine Months
                                                                ended
                                Year Ended Septmeber 30      September 30
                                   1997          1996            1995
                               ------------   ------------   ------------
Income tax expense at the
 federal statutory rate        $  2,078,863   $  1,303,250   $  1,087,937
State income taxes                  222,662        163,844         37,150
Other                              (168,895)       (17,094)        24,534
                               ------------   ------------   ------------
                               $  2,132,630   $  1,450,000   $  1,149,621


5. Income Taxes (continued)

Income taxes paid were approximately $1,900,000, $1,088,000 and $855,000 in the years ended September 30, 1997 and 1996, and the nine months ended September 30, 1995, respectively.

6. Stockholders' Equity

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

The Company has elected to follow Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals market price of the underlying stock on the date of grant, no compensation expense is recognized.


6. Stockholders' Equity (continued)

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to September 30, 1995 under the fair value method prescribed by Statement 123. The Company has evaluated the effects of Statement 123 and determined that it does not have a material effect on the Company's statement of income or earnings per share.

Total option activity for the years ended September 30, 1997 and 1996 and the nine months ended September 30, 1995 was as follows:

                                                                                Weighted
                                                              Range of           Average
                                         Number of            Exercise           Exercise
                                           Shares              Prices             Price
                                      -----------------   -----------------   ----------------
Outstanding at December 31, 1994                      -                   -                  -
  Granted                                       133,867   $            5.25   $           5.25
  Exercised                                           -                   -                  -
  Forfeited                                           -                   -                  -
                                      -----------------
Outstanding at September 30,1995                133,867   $            5.25   $           5.25
  Granted                                       110,999   $            9.00   $           9.00
  Exercised                                           -                   -                  -
  Forfeited                                     (13,333)  $            9.00   $           9.00
                                      -----------------
Outstanding at September 30, 1996               231,533      $ 5.25 -$ 9.00   $           6.83
  Granted                                        33,500      $10.00-$13.125   $          11.56
  Exercised                                           -                   -                  -
  Forfeited                                      (5,000)  $            9.00   $           9.00
                                      -----------------
Outstanding at September 30, 1997               260,033      $ 5.25 -$13.25   $           7.40
                                      =================

Exercisable at September 30, 1997                72,079

Options available for grant at
September 30, 1997                               73,834
                                      =================

Common stock reserved for
issuance at September 30, 1997                  333,867
                                      =================


6. Stockholders' Equity (continued)

The weighted-average remaining contractual life of options at September 30, 1997 is 8.2 years. Options outstanding at September 30, 1997, are comprised of the following:



                                                  Range of
                                                  Exercise
                  Options                          Prices
                 ----------                     ---------------
                  133,867                           $5.25
                   92,666                           $9.00
                   33,500                       $10.00-$13.125
                 ==========
                  260,033



7. Related Party Transactions

The Company sells extended service contracts to its customers. For the period from January 1, 1994 through June 27, 1996, the obligations of the Company under these contracts were transferred to Ideal Insurance Company, Ltd. ("Ideal") pursuant to an agreement between the Company and Ideal dated as of January 1, 1994. Ideal reinsured these risks with Amerisure Property & Casualty, Ltd. ("Amerisure"), a company wholly owned by certain principal shareholders of the Company. These contracts are administered by First Extended Service Corporation ("FESC"), which contracts are insured by FESC's affiliate, FFG Insurance Co. ("FFG"). In conjunction with these agreements, the Company paid Amerisure an agreed amount for each extended service contract which is insured and, in the event of claims under any extended service contracts, Amerisure reimburses the repair facility for the amount of covered claims. Amerisure is then financially responsible for any repairs required pursuant to the extended service contract. The Company received a commission for each extended service contract that it sold. For the years ended September 30, 1997 and 1996 and the nine months ended September 30, 1995, extended service contract commissions received from Amerisure totaled approximately $-0-, $411,000 and $448,000, respectively. The Company transferred the obligations under the extended service contracts sold subsequent to June 27, 1996 to entities other than Ideal and Amerisure.


8. Commitments and Contingencies

The Company is currently involved in several matters regarding pending or threatened litigation in the normal course of business. Management does not expect the ultimate resolution of these matters to have a material adverse effect on the Company's consolidated financial statements.

9. Benefit Plan

In January 1995, the Company adopted a 401(k) retirement plan which is available to all full-time employees. The Company may, in its discretion, make matching contributions which the Company, in its discretion, determines from year to year. The Company's expenses related to the plan were not significant in the years ended September 30, 1997 and 1996 and the nine-month period ended September 30, 1995.

10. Subsequent Event

In November 1997, the Company acquired substantially all of the assets of Southeastern Marine Group, Inc. located in Hendersonville, Tennessee. The purchase price was $1,730,133, of which $1,606,133 was paid in cash and $124,000 was financed by the issuance of notes payable to the seller.

                                  EXHIBIT 10.33

                            ASSET PURCHASE AGREEMENT


                                  BY AND AMONG


                     TRAVIS BOATING CENTER MISSISSIPPI, INC.,

                              McLEOD MARINE, INC.,

                                     AND

                             GAIL AND J.W. McLEOD


                                 DATED AS OF


                                MAY 30, 1997

                             TABLE OF CONTENTS


Page

Section 1.      Sale of Assets.
1.1     Purchase and Sale of Assets

Section 2.      Consideration
2.1     Purchase Price
2.2     Allocation of Consideration
2.3     Bulk Sales Act

Section 3.      Assumed Liabilities and Excluded Assets.
3.1     Assignment and Assumption

Section 4.      Representations and Warranties of Seller.
4.1     Organization and Qualification
4.2     Authority and Validity
4.3     No Breach or Violation
4.4     Assets
4.5     Contracts and Commitments
4.6     Compliance with Law
4.7     Legal Proceedings
4.8     Finders and Brokers
4.9     Access and Notice
4.10    Disclosure

Section 5.      Representations and Warranties of Buyer.
5.1     Organization and Qualification
5.2     Authority and Validity
5.3     No Breach or Violation

Section 6.      Closing; Termination.
6.1     Closing; Effective Date
6.2     Events of Termination
6.3     Liabilities in Event of Termination
6.4     Procedure Upon Termination

Section 7.      Conditions to Closing.
7.1     Conditions to the Obligations of Buyer and Seller
7.2     Conditions to Obligations of Buyer
7.3     Conditions to Obligations of Seller
7.4     Waiver of Conditions

Section 8.      Survival of Representations and Warranties; Indemnification.
8.1     Survival of Representations and Warranties
8.2     Indemnification by Seller
8.3     Indemnification by Buyer
8.4     Third Party Claims

Section 9.      Covenants.
9.1     No Shopping
9.2     Notification of Certain Matters
9.3     Satisfaction of Conditions
9.4     Confidentiality
9.5     Transfer Taxes
9.6     Confidentiality
9.7     Consignment and Repair
9.8     Access to Records

Section 10.       Definitions.
10.1    Affiliate
10.2    Boat Show Rights
10.3    Encumbrance
10.4    Governmental Authority
10.5    Intangibles
10.6    Legal Requirement
10.7    Net Cost
10.8    Permitted Encumbrances
10.9    Person
10.11   Purchased Assets
10.12   Purchased Boats, Motors, and Trailers
10.13   Other Definitions.

Section 11.  Miscellaneous.
11.1    Parties Obligated and Benefited
11.2    Notices
11.3    Attorneys' Fees
11.4    Right to Specific Performance
11.5    Waiver
11.6    Captions
11.7    Choice of Law
11.8    Terms
11.9    Rights Cumulative
11.10   Further Actions
11.11   Time
11.12   Counterparts
11.13   Entire Agreement
11.14   Severability
11.15   Construction
11.16   Expenses


Exhibits and Schedules


Exhibit A		Certificate (Seller)
Exhibit B		Bill of Sale
Exhibit C		Assignment and Assumption Agreement
Exhibit D		Non-Competition Agreement (Individuals)
Exhibit E		Non-Competition Agreement (Seller)
Exhibit F		Certificate (Buyer)
Exhibit G		Opinion of Seller's Counsel
Exhibit H		Opinion of Buyer's Counsel


Schedule 1.1		Purchased Boats, Motors, & Trailers
Schedule 1.2		ProLine Parts and Accessories
Schedule 1.3		Boat Show Rights
Schedule 3.1		Seller's Contracts
Schedule 4.1		Capitalization
Schedule 4.4		Encumbrances
Schedule 4.7		Legal Proceedings








ASSET PURCHASE AGREEMENT


	This Asset Purchase Agreement ("Agreement") is made as of May 30, 1997, by and among Travis Boating Center Mississippi, Inc., a Texas corporation ("Buyer"), McLeod Marine, Inc., a Mississippi corporation ("Seller"), and J.W. McLeod and Gail McLeod, individuals living in Mississippi (together, "Owner").

                                  Recitals

	WHEREAS, Seller is engaged in the business of retail sale and service of boats, motors, and trailers sold under the brand names "ProLine," "Donzi," "Sprint," and "Polar" and related parts and accessories at Seller's store in Pascagoula, Mississippi, and at Boat Shows attended by Seller (the "Business"); and

	WHEREAS, Buyer desires to purchase, and Seller desires to sell, certain of Seller's assets used or held for use in the Business as conducted by Seller, and Buyer desires to obtain dealership rights for the product lines listed above (the "Purchased Lines").

	NOW, THEREFORE, in consideration of the above recitals and of the mutual agreements, representations, warranties, provisions, and covenants herein contained, and other good and valuable consideration, the parties hereto agree as follows:


Section 1.	Sale of Assets.


    1.1 Purchase and Sale of Assets. Subject to the terms and conditions set forth in this Agreement, at the Closing, Seller will sell to Buyer, and Buyer will purchase from Seller, all of Seller's rights, title and interest in, to and under the following Purchased Assets: (2. the new boats, motors, and trailers in the Purchased Lines listed on Schedule 1.1 (the "Purchased Boats, Motors, and Trailers"), (3. the ProLine Parts and Accessories listed on Schedule 1.2, not to exceed $10,000 in aggregate purchase price, (4. the Intangibles, and (5. the Boat Show Rights listed on Schedule 1.3.



Section 2 	Consideration.


    2.1 Purchase Price. Buyer will pay the purchase price for the Purchased Assets in the amounts set forth in this Section 2 (the "Purchase Price") in immediately available funds at Closing.

    2.1.1      Purchased Boats, Motors, and
Trailers: The aggregate Net Cost, of the Purchased Boats, Motors, and Trailers listed on Schedule 1.1, as defined in Section 10.7 and determined jointly by Buyer and Seller.

    2.1.2      ProLine Parts and Accessories:  The
amount determined jointly by Buyer and Seller in accordance with
Section 10.10.

    2.1.3      Intangibles and Boat Show Rights:  $228,000.

    2.2 Allocation of Consideration. The consideration payable by Buyer under this Agreement will be allocated among the Assets as set forth in Section 2.1. Buyer and Seller agree to be bound by such allocation, will not take any position inconsistent with such allocation, and will file all returns and reports with respect to the transactions contemplated by this Agreement, including all federal, state, and local tax returns, on the basis of such allocation.

    2.3 Bulk Sales Act. Buyer and Seller waive compliance with the provisions of the Mississippi Bulk Sales Act, subject to Section 8.2.1(v).

Section 3. 	Assumed Liabilities and Excluded Assets.

    3.1 Assignment and Assumption. Seller will assign to Buyer, and Buyer will assume and perform, the "Assumed Liabilities", which are defined as: (a) obligations accruing and relating to periods after the Effective Date under the contracts, oral and written, listed on Schedule 3.1 hereof, and the Boat Show Rights, to the extent assignable by Seller to Buyer (the "Seller's Contracts"), and (b) warranty repair service on boats, motors and trailers in the Purchased Lines that were sold by Seller prior to or on the Effective Date, except Mariner outboard motors on such boats, provided that (i) Buyer is recognized as an authorized warranty repair facility by the manufacturer or extended service contract provider, as the case may be, (ii) the requested warranty repair is covered under the applicable manufacturer's warranty program or extended service contract, and
(iii) Seller and Owner use their best efforts to assist Buyer in collecting reimbursement from such manufacturers or extended service contract providers for repairs. Buyer will not assume or have any responsibility for any liabilities or obligations of Seller other than the Assumed Liabilities.


Section 4. 	Representations and Warranties of Seller.

		To induce Buyer to enter into this Agreement, Seller and Owner represent and warrant to Buyer, as of the Effective Date, as follows:

    4.1 Organization and Qualification. Seller is a corporation duly organized, validly existing and in good standing under the laws of the State of Mississippi and has all requisite corporate power and authority to own, lease and use the Purchased Assets as they are currently owned, leased and used and to conduct the Business as it is
currently conducted.   Seller is duly qualified or licensed to do
business and is in good standing under the laws of each jurisdiction in which the character of the properties owned, leased or operated by it or the nature of the activities conducted by it makes such qualification necessary, except any such jurisdiction where the failure to be so qualified or licensed and in good standing would not have a material adverse effect on Seller or on the validity, binding effect or enforceability of this Agreement. Set forth on Schedule 4.1 is the name and identity of each Person who owns of record or beneficially any common stock, capital stock, or other securities of Seller, has any right to vote with the owners of Seller, or has the right to acquire any such securities or rights. Schedule 4.1 also sets forth the amounts of all such securities or rights and the percentage that each Person's securities or rights bears to the whole.

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

    4.3 No Breach or Violation. The execution, delivery and performance of this Agreement by Seller will not: (a) violate any provision of the charter or bylaws of Seller; (b) violate any Legal Requirement; (c) require any consent, approval or authorization of, or any filing with or notice to, any Person; or (d) (i) violate, conflict with or constitute a breach of or default under, (ii) permit or result in the termination, suspension or modification of, (iii) result in the acceleration of (or give any Person the right to accelerate) the performance of Seller under, or (iv) result in the creation or imposition of any Encumbrance under, any Seller contract or agreement or any other instrument evidencing any of the Purchased Assets or any instrument or other agreement to which Seller is a party or by which Seller or any of its assets is bound or affected, except, for purposes of this clause (d), such violations, conflicts, breaches, defaults, terminations, suspensions, modifications, and accelerations as would not, individually or in the aggregate, have a material adverse effect on the Business or Seller.

    4.4 Assets. Seller has exclusive, good and marketable title to the Purchased Assets claimed by Seller. The Purchased Assets are free and clear of all Encumbrances of any kind or nature, except (a) Permitted Encumbrances and (b) Encumbrances disclosed on Schedule 4.4, which will be removed or otherwise released of record effective at or prior to the Closing, or for which executed releases in form appropriate for filing by Buyer will be delivered to Buyer at Closing.
 Except as set forth on Schedules 3.1 and 4.4, none of the Purchased Assets is leased by Seller from any other Person. All the Purchased Boats, Motors, and Trailers, and the ProLine Parts and Accessories, are in good and operable condition and repair, ordinary wear and tear excepted, and have been maintained in accordance with all applicable safety codes.

    4.5 Contracts and Commitments. Seller has disclosed to Buyer all contracts and other contractual rights, oral and written, relating to the Purchased Assets. Except as may be disclosed on
Schedule 3.1, each of the written agreements, contracts, commitments, leases, plans and other instruments, documents and undertakings listed on Schedule 3.1, including the Boat Show Rights, is valid and enforceable in accordance with its terms; Seller is, and to the knowledge of Seller and Owner, all other parties thereto are, in compliance in all material respects with the provisions thereof; Seller is not, and to the knowledge of Seller and Owner, no other party thereto, is in default in the performance, observance or fulfillment of any material obligation, covenant or condition contained therein; and no event has occurred which with or without the giving of notice or lapse of time, or both, would constitute a default thereunder; furthermore, except as may be disclosed on Schedule 3.1, no such material agreement, contract, commitment, lease, plan or other instrument, document or undertaking, in the reasonable opinion of Seller and Owner, contains any contractual requirement with which there is a reasonable likelihood the Seller, the Buyer, or any other party thereto will be unable to comply.

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

    4.7 Legal Proceedings. Except as set forth on Schedule 4.7, there is no judgment or order outstanding, or any action, suit, complaint, proceeding or investigation by or before any Governmental Authority or any arbitrator pending, or to Seller's best knowledge, threatened, involving or affecting all or any part of the Business, the Purchased Assets or Seller.

    4.8 Finders and Brokers. Any liability for any financial advisory, brokerage, finder's or similar fee or commission in connection with the transactions contemplated by this Agreement will be the liability of the party incurring the liability.

    4.9 Access and Notice. Seller and Owner will permit Buyer and its authorized representatives access to, and make available for inspection, all of the Purchased Assets and Business of Seller related to these assets, including employees, customers and suppliers, and permit Buyer and its authorized representatives to inspect and make copies of all documents, records and information with respect to the Business related to the purchased assets or the Assets as Buyer or its representatives may request. Seller and Owner will promptly notify Buyer in writing of (a) any notice or communication relating to a default or event that, with notice or lapse of time or both, could become a default, under any contract, commitment or obligation to which Seller is a party, or relating to the Business or the Purchased Assets, and (b) any adverse change in the Seller's or the Business' financial condition or the condition of the Purchased Assets. Notwithstanding any of the above, "Business" means any business associates with the assets to be purchased.

    20. Disclosure. No representation or warranty by Seller in this Agreement or in any Schedule or Exhibit to this Agreement, or any statement, list or certificate furnished or to be furnished by Seller pursuant to this Agreement, contains or will contain any untrue statement of material fact, or omits or will omit to state a material fact required to be stated therein or necessary to make the statements contained therein not misleading in light of the circumstances in which made.


Section 5. 	Representations and Warranties of Buyer.

    To induce Seller to enter into this Agreement, Buyer represents and warrants to Seller, as of the Effective Date, as follows:

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

    5.3 No Breach or Violation. The execution, delivery and performance of this Agreement by Buyer will not: (a) violate any provision of the charter or bylaws of Buyer; (b) violate any Legal Requirement; (c) require any consent, approval or authorization of, or any filing with or notice to, any Person; or
(d) (2. violate, conflict with or constitute a breach of or default under (without regard to requirements of notice, passage of time or elections of any Person), (3. permit or result in the termination, suspension or modification of, (4. result in the acceleration of (or give any Person the right to accelerate) the performance of Buyer under, or (5. result in the creation or imposition of any Encumbrance under, any instrument or other agreement to which Buyer is a party or by which Buyer or any of its assets is bound or affected, except for purposes of this clause (d) such violations, conflicts, breaches, defaults, terminations, suspensions, modifications, and accelerations as would not, individually or in the aggregate, have a material adverse effect on Buyer or on the validity, binding effect or enforceability of this Agreement.


Section 6 	Closing; Termination.


    6.1 Closing; Effective Date. The closing ("Closing") of the transactions will be in Pascagoula, Mississippi, on or before June 30, 1997, on a date designated by Buyer upon three business days' notice to Seller ("Closing Date"). The transactions will be effective as of a date to be agreed upon prior to Closing by Buyer and Seller ("Effective Date").

    6.2 Events of Termination. This Agreement may be terminated and the transactions contemplated by this Agreement may be abandoned at any time prior to the Closing:

    6.2.1      by the mutual written consent of
Buyer and Seller; or

    6.2.2      by either party if the Closing
shall not have taken place on or before June 30, 1997; provided, however, that if the failure to consummate the transactions is the result of (i) a breach or default by a party in the performance of any of its obligations under this Agreement or
(ii) the failure of any representation or warranty of such party to be accurate, then the termination of this Agreement will not limit the right of the other party to pursue an action for damages resulting from such breach or failure; and

    6.3 Liabilities in Event of Termination. The termination of this Agreement will in no way limit any obligation or liability of any party based on or arising from a breach or default by such party with respect to any of its representations, warranties, covenants or agreements contained in this Agreement.

    6.4 Procedure Upon Termination. In the event of the termination of this Agreement by Buyer or Seller pursuant to Section 6.2.2, notice of such termination will promptly be given by the terminating party to the other.


Section 7.	Conditions to Closing.

    7.1 Conditions to the Obligations of Buyer and Seller. The obligations of each party to consummate the transactions contemplated by this Agreement to take place at the Closing are subject to the satisfaction or waiver, to the extent permitted by applicable Legal Requirements, at or prior to the Closing Date, of each of the following conditions:

    7.1.1     No action, suit or proceeding is
pending or threatened by or before any Governmental Authority and no Legal Requirement has been enacted, promulgated or issued or deemed applicable to any of the transactions contemplated by this Agreement by any Governmental Authority, which would (a) prohibit Buyer's ownership or operation of all or a material portion of the Purchased Assets, (b) compel Buyer to dispose of or hold separate all or a material portion of the Purchased Assets as a result of any of the transactions contemplated by this Agreement, or (c) prevent or make illegal the consummation of any transactions contemplated by this Agreement.

    7.1.2     Buyer and Seller have completed
Schedules 1.1 and 1.2.

    7.2 Conditions to Obligations of Buyer. The obligations of Buyer to consummate the transactions contemplated by this Agreement to take place at the Closing are subject to the satisfaction or waiver, to the extent permitted by applicable Legal Requirements, at or prior to the Closing Date, of each of the following conditions:

    7.2.1     Seller has performed and complied
in all material respects with each obligation, agreement, covenant and condition required by this Agreement to be performed or complied with by Seller at or prior to the Closing and has delivered to Buyer a certificate, dated the Closing Date, signed by Seller's President, to such effect, in substantially the form attached as Exhibit A.

    7.2.2     Seller has executed (or caused to
be executed) and delivered to Buyer each of the following items:

    7.2.2.1 a Bill of Sale in substantially the form attached as Exhibit B;


    7.2.2.2 an Assignment and Assumption
Agreement in substantially the form attached as Exhibit C; and

    7.2.2.3 applications for title, assignments of Manufacturer's Statements of Origin, and such other transfer instruments as Buyer may reasonably deem necessary or advisable to transfer the Purchased Assets to Buyer and to perfect
Buyer's rights in the Purchased Assets.

    7.2.3       By the Closing Date, Buyer will
have completed a due diligence review of the Business, operations and financial statements of Seller related to the assets purchased, the results of which are satisfactory to Buyer in its sole discretion.


    7.2.4      Owner has signed and delivered to
Buyer a Non-Competition Agreement in substantially the form attached as Exhibit D.

    7.2.5      Seller has signed and delivered to
Buyer a Non-Competition Agreement in substantially the form attached as Exhibit E.

    7.2.6      Seller has delivered releases, in
form reasonably satisfactory to Buyer, of all Encumbrances affecting any of the Purchased Assets (other than Permitted Encumbrances) and a certificate of no taxes due with respect to Seller and the Assets issued by appropriate Mississippi state taxing authorities as of a date no earlier than 10 days prior to the Closing.

    7.2.7      Seller has provided Buyer with the
original invoices evidencing the net cost of the Purchased Boats, Motors, and Trailers, and the ProLine Parts and Accessories, and an inventory sheet detailing these items.

    7.2.8      Buyer has received the opinion of
Brown, Watt & Buchanan in substantially the form attached as Exhibit G.

    7.2.9      The Purchased Lines dealer
agreements listed on Schedule 3.1 have been terminated and Buyer has entered into dealer agreements for the Purchased Lines with the manufacturers of the Purchased Lines.

    7.2.10      Seller has completed Schedules 1.3,
3.1, 4.1, 4.4 and 4.7.

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

    7.3.2     Buyer has performed and complied in
all material respects with each obligation, agreement, covenant and condition required by this Agreement to be performed or complied with by Buyer at or prior to the Closing and has delivered to Seller a certificate, dated the Closing Date, signed by Buyer's President, to such effect, in substantially the form attached as Exhibit F.

    7.3.3     Buyer has executed and delivered to
Seller an Assignment and Assumption Agreement in substantially the form attached as Exhibit C.

    7.3.4     Buyer has received the opinion of
Winstead Sechrest & Minick P.C. in substantially the form attached as Exhibit H.

    7.4 Waiver of Conditions. Any party may waive in writing any or all of the conditions to its obligations under this Agreement.


Section 8. 	Survival of Representations and Warranties;
Indemnification.

    8.1 Survival of Representations and Warranties. The representations and warranties of Seller in this Agreement and in the documents and instruments to be delivered by Seller pursuant to this Agreement will survive the Closing without limitation until the third anniversary of the Effective Date. The representations and warranties of Buyer in this Agreement and in the documents and instruments to be delivered by Buyer pursuant to this Agreement will survive the Closing without limitation until the third anniversary of the Effective Date.
 The periods of survival of the representations and warranties prescribed by this Section 8.1 are referred to as the "Survival Period". The liabilities of the parties under their respective representations and warranties will expire as of the expiration of the applicable Survival Period; provided, however, that such expiration will not include, extend or apply to any representation or warranty, the breach of which has been asserted by Buyer in written notice to Seller before such expiration or about which Seller has given Buyer written notice before such expiration indicating the facts or conditions existing that, with the passage of time or otherwise, can reasonably be expected to result in a breach (and describing such potential breach in reasonable detail). The covenants and agreements of the parties in this Agreement and in the other documents and instruments to be delivered by Seller or Buyer pursuant to this Agreement will survive the Closing and will continue in full force and effect without limitation.

    8.2     Indemnification by Seller.   Seller and Owner will
indemnify, defend and hold harmless Buyer and its shareholders and its and their respective Affiliates, and the shareholders, directors, officers, employees, agents, successors and assigns of any of such Persons, from and against:

    8.2.1     all losses, damages, liabilities,
deficiencies or obligations of or to Buyer resulting from or arising out of (i) any breach of any then surviving representation or warranty made by Seller in this Agreement, (ii) any breach of any then surviving covenant, agreement or obligation of Seller contained in this Agreement, (iii) any third party claim with respect to any occurrence prior to or on the Effective Date, without regard to whether such third party claim with respect to such occurrence is asserted before or after the Effective Date, including any matter described on Schedule 4.8,
(iv) any liability or obligation of Seller not included in the Assumed Liabilities, including contingent liability for products sold prior to the Effective Date, (v) any claim that the transactions contemplated by this Agreement violate any bulk transfer or fraudulent conveyance laws of any jurisdiction, and
(vi) any liability or obligation of Seller arising after the Effective Date; and

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

    8.3 Indemnification by Buyer. Buyer will indemnify, defend and hold harmless Seller and Seller's officers, employees, agents, successors and assigns, from and against:

    8.3.1     all losses, damages, liabilities,
deficiencies or obligations of or to Seller or any such other indemnified Person resulting from or arising out of (i) any breach of any representation or warranty made by Buyer in this Agreement, (ii) the breach of any covenant, agreement or obligation of Buyer contained in this Agreement or (iii) the failure by Buyer to perform any of its obligations in respect of the Assumed Liabilities; and

    8.3.2     all claims, actions, suits,
proceedings, demands, judgments, assessments, fines, interest, penalties, costs and expenses (including, without limitation, settlement costs and reasonable legal, accounting, experts' and other fees, costs and expenses) incident or relating to or resulting from any of the foregoing.

In the event that an indemnified item arises under both clause 8.3.1(i) and under one or more of clauses 8.3.1(ii) or 8.3.1(iii) of this Section 8.3, Seller's rights to pursue its claim under clauses 8.3.1(ii) or 8.3.1(iii), as applicable, will exist notwithstanding the expiration of the Survival Period applicable to such claim under clause 8.3.1(i).

    8.4     Third Party Claims.  Promptly (and in any event within
30 days) after the receipt by any party of notice of any claim, action, suit or proceeding by any Person who is not a party to this Agreement (collectively, an "Action"), which Action is subject to indemnification under this Agreement, such party (the "Indemnified Party") will give reasonable written notice to the party from whom indemnification is claimed (the "Indemnifying Party"). The Indemnified Party will be entitled, at the sole expense and liability of the Indemnifying Party, to exercise full control of the defense, compromise or settlement of any such Action unless the Indemnifying Party, within a reasonable time (and in any event within 15 days) after the giving of such notice by the Indemnified Party, (a) admits in writing to the Indemnified Party the Indemnifying Party's liability to the Indemnified Party for such Action under the terms of this
Section 8, (b) notifies the Indemnified Party in writing of the Indemnifying Party's intention to assume such defense, and (c) retains legal counsel reasonably satisfactory to the Indemnified Party to conduct the defense of such Action. The other party will cooperate with the party assuming the defense, compromise or settlement of any such Action in accordance with this Agreement in any reasonable manner that such party reasonably may request. If the Indemnifying Party so assumes the defense of any such Action, the Indemnified Party will have the right to employ separate counsel and to participate in (but not control) the defense, compromise or settlement of the Action, but the fees and expenses of such counsel will be at the expense of the Indemnified Party unless (i) the Indemnifying Party has agreed to pay such fees and expenses, (ii) any relief other than the payment of money damages is sought against the Indemnified Party or (iii) the Indemnified Party will have been advised by its counsel that there may be one or more defenses available to it which are different from or additional to those available to the Indemnifying Party, and in any such case that portion of the fees and expenses of such separate counsel that are reasonably related to matters covered by the indemnity provided in this Section 8 will be paid by the Indemnifying Party. No Indemnified Party will settle or compromise any such Action for which it is entitled to indemnification under this Agreement without prior written consent of the Indemnifying Party, unless the Indemnifying Party has failed, after reasonable notice, to undertake control of such Action in the manner provided in this Section 8.4. No Indemnifying Party will settle or compromise any such Action (A) in which any relief other than the payment of money damages is sought against any Indemnified Party or (B) in the case of any Action relating to the Indemnified Party's liability for any tax, if the effect of such settlement would be an increase in the liability of the Indemnified Party for the payment of any tax for any period beginning after the Effective Date, unless the Indemnified Party consents in writing to such compromise or settlement.


Section 9. 	Covenants.

    9.1 No Shopping. Neither the Seller nor any agent or representative of it will, during the period commencing on the date of this Agreement and ending with the earlier to occur of the Closing or the termination of this Agreement, directly or indirectly (a) solicit or initiate the submission of proposals or offers from any Person for,
(b) participate in any discussions pertaining to, or (c) furnish any information to any Person other than Buyer relating to, any direct or indirect acquisition or purchase of all or any portion of the Purchased Assets.

    9.2 Notification of Certain Matters. Seller will promptly notify Buyer of any fact, event, circumstance or action (a) which, if known on the date of this Agreement, would have been required to be disclosed to Buyer pursuant to this Agreement or (b) the existence or occurrence of which would cause any of Seller's representations or warranties under this Agreement not to be correct and complete.

    9.3 Satisfaction of Conditions. Each party will use its best efforts to satisfy, or to cause to be satisfied, the conditions to the obligations of the other party to consummate the transactions contemplated by this Agreement.

    9.4 Transfer Taxes. In the event that any Governmental Authority of the State of Mississippi or of any municipality, parish, county or other subdivision thereof shall at any time impose or otherwise require or demand payment by or from either Seller or Buyer of any state or local sales, use, transfer, excise, documentary or license taxes or fees or any other charge (including filing fees) with respect to Seller's sale or transfer to Buyer of the Purchased Assets, Seller will be responsible for the payment.

    9.5 Confidentiality. No party will issue any press release or make any other public announcement regarding this Agreement or the transactions contemplated hereby without the consent of the other parties. Each party will, and will cause its employees, consultants, advisors and agents to, hold in confidence the terms of this Agreement and any non-public information concerning another party obtained pursuant to this Agreement. Notwithstanding the preceding, a party may disclose such information to the extent required by any Legal Requirement (including disclosure requirements under federal and state securities laws), but the party proposing to disclose such information will first notify and consult with the other parties concerning the proposed disclosure, to the extent reasonably feasible. Each party also may disclose such information to employees, consultants, advisors, agents and actual or potential lenders whose knowledge is necessary to facilitate the consummation of the transactions contemplated by this Agreement. Each party's obligation to hold information in confidence will be satisfied if it exercises the same care with respect to such information as it would exercise to preserve the confidentiality of its own similar information.

    9.6 Consignment and Repair. In the event Seller or Owner is required to retake possession of any boats, motors or trailers in the Purchased Lines sold by Seller prior to the Effective Date, Buyer will accept the products on consignment from Seller or Owner. Any repairs will be pre-approved by Seller and will be paid for by Seller or Owner.

    9.7 Access to Records. Seller will allow Buyer reasonable access to its records for a period of two years after the Effective Date, for any reasonable business purpose related to the purchase of the Purchased Assets.


Section 10.	  Definitions.

		In addition to terms defined elsewhere in this Agreement, the following capitalized terms, when used in this Agreement, will have the meanings set forth below:

    10.1 Affiliate. With respect to any Person, any other Person controlling, controlled by or under common control with such Person, with "control" for such purpose meaning the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities or voting interests, by contract, or otherwise.

    10.2 Boat Show Rights. All agreements and assets related to any ProLine Boat Show or other manufacturer-specific boat shows and marketing events related to one or more of the Purchased Lines, listed on Schedule 1.3 and such agreements or contracts in the name of the manufacturer.

    10.3 Encumbrance. Any mortgage, lien, security interest, security agreement, conditional sale or other title retention agreement, limitation, pledge, option, assessment or other such charge, restrictive agreement, restriction, encumbrance, adverse interest, restriction on transfer, or exception to or defect in title or other ownership interest (including reservations, rights of way, possibilities of reverter, encroachments, easements, rights of entry, restrictive covenants, leases and licenses).

    10.4     Governmental Authority.  (i) The United States of
America, (ii) any state, commonwealth, territory or possession of the United States of America and any political subdivision thereof
(including counties, municipalities and the like), (iii) any foreign (as to the United States of America) sovereign entity and any political subdivision thereof, or (iv) any agency, authority or instrumentality of any of the foregoing, including any court, tribunal, department, bureau, commission or board.

    10.5 Intangibles. All rights granted to Buyer pursuant to the Non-Competition Agreements.

    10.6 Legal Requirement. Any statute, ordinance, code, law, rule, regulation, order or other requirement, standard or procedure enacted, adopted or applied by any Governmental Authority, including judicial decisions applying common law or interpreting any other Legal Requirement.

    10.7 Net Cost. The actual net cost to Seller of an item, after all earned rebates and credits, plus freight charges (if any) that have been paid by Seller to the manufacturer.

    10.8     Permitted Encumbrances.  The following Encumbrances:
(a) liens for taxes, assessments and governmental charges not yet due and payable; (b) zoning laws and ordinances and similar Legal Requirements; (c) rights reserved to any Governmental Authority to regulate the affected property; and (d) as to real property interests, any easements, rights-of-way, servitudes, permits, restrictions and minor imperfections or irregularities in title which are reflected in public records and which do not individually or in the aggregate interfere with the right or ability to own, lease, use or operate (whichever may be the case) the real property for the Business or to convey good, marketable and indefeasible title to the real property; provided that (i) Permitted Encumbrances will not include any item which could materially adversely affect the conduct of the Business and (ii) the classification of any item as a Permitted Encumbrance will not affect any liability Seller may have for such item, including pursuant to any indemnity obligation under this Agreement.

    10.9 Person. Any natural person, corporation, partnership, trust, unincorporated organization, association, limited liability company, Governmental Authority or other entity.

    10.10 ProLine Parts and Accessories. Seller's new parts and accessories that are designed for and fit current production model ProLine boats, and that are listed in current 1997 manufacturer price books or computer disks, as inventoried on the Effective Date and listed on Schedule 1.2, for which Buyer will pay Seller the lesser of the manufacturer's 1997 published wholesale price or invoice amount, after any applicable rebates or credits that have been earned.

    10.11     Purchased Assets.  The Purchased Boats, Motors, and
Trailers; the ProLine Parts and Accessories; Miscellaneous Assets; the Intangibles; the Boat Show Rights; and Seller's Contracts, more particularly described in Section 1.1 and on Schedules 1.1, 1.2, 1.3 and 3.1.

    10.12 Purchased Boats, Motors, and Trailers. All of Seller's new boats, motors, and trailers in the Purchased Lines as inventoried on the Effective Date, described individually on Schedule 1.1.

    10.13. Other Definitions. The following terms are defined in the Sections indicated:


Term                                    Section

Action                                    8.4
Assumed Liabilities                       3.1
Business                                Recitals
Closing                                   6.1
Closing Date                              6.1
Effective Date                            6.1
Indemnifying Party; Indemnified Party     8.4
Purchase Price                            2.1
Purchased Lines                        Recitals
Seller's Contracts                        3.1
Survival Period                           8.1



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

			To Buyer at:

			Travis Boating Center Mississippi, Inc.
			13045 Research Blvd.
			Austin, Texas 78750
			Attention:	Mike Perrine, Chief Financial Officer
			Telecopy:	512/250-1207

                            With a copy (which will not constitute notice) transmitted by telecopier to:

			Winstead Sechrest & Minick P.C.
			100 Congress Avenue, Suite 800
			Austin, Texas 78701
			Attention:	Walter Earl Bissex, Esq.
			Telecopy:	512/370-2850

			To Seller and Owner at:
			Gail and J.W. McLeod
			c/o Brown, Watt & Buchanan
			3112 Canty Street
			Pascagoula, Mississippi 39569
			Attention:  	W. Lee Watt, Esq.
			Telecopy:  	601/762-0299

Any party may change the address to which notices are required to be sent by giving notice of such change in the manner provided in this
Section 11.2. All notices will be deemed to have been received on the date of delivery or on the third business day after mailing in accordance with this Section, except that any notice of a change of address will be effective only upon actual receipt.

    11.3 Attorneys' Fees. In the event of any action or suit based upon or arising out of any alleged breach by any party of any representation, warranty, covenant or agreement contained in this Agreement, the prevailing party will be entitled to recover reasonable attorneys' fees and other costs of such action or suit from the other party.

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

    11.7 Choice of Law. This agreement and the rights of the parties under it will be governed by and construed in all respects in accordance with the laws of the State of Texas, without regard to the conflicts of laws rules of Texas. Any litigation resulting from any dispute among the parties must be filed in Travis County, Texas.

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


                     ****** END OF PAGE ******

         The parties have executed this Agreement as of the day and year first above written.

					BUYER:

					TRAVIS BOATING CENTER MISSISSIPPI, INC.


                                        By:     _____/S/____________________
						Ron Spradling, Executive Vice President


					SELLER:

					McLEOD MARINE, INC.


                                        By:     _____/S/____________________
							J.W. McLeod, President


					OWNER:


                                        __________/S/_________________
							J.W. McLeod



                                        __________/S/_________________
							Gail McLeod

							WITNESS:

						    __________/S/_________________
							Trudy R. Bream




                     NON-COMPETITION AGREEMENT


	This Non-Competition Agreement (the "Agreement"), dated as of August 1, 1997, is among TRAVIS BOATS & MOTORS, INC., a Texas corporation ("Travis"), TRAVIS BOATING CENTER MISSISSIPPI, INC., a Texas corporation and wholly-owned subsidiary of Travis
("Buyer"), both having an office for the purpose of notice at 13045 Research Blvd., Austin, Texas 78750, and Gail and J.W. McLeod, individuals residing at 2406 Pintail Lane, Moss Point, Mississippi (together, "Owners").

	WHEREAS, Buyer has agreed to acquire the Business of McLeod Marine, Inc., a Mississippi corporation ("Seller"), pursuant to that certain asset purchase agreement dated May 30, 1997 (the "Purchase Agreement") among Buyer, Seller and Owners (the capitalized terms used herein have the meanings assigned to them in the Purchase Agreement unless otherwise defined herein); and

	WHEREAS, Owners own 100% of the outstanding shares of capital stock of Seller; and

	WHEREAS, Owners have established a valuable, far-reaching personal reputation in the boat, boat accessory and water sports sales business; and

	WHEREAS, the parties hereto agree that the reasonable market area of a business such as the Business is approximately a 150-mile radius; and

	WHEREAS, it is a condition precedent to the closing of the purchase under the Purchase Agreement that Owners shall have entered into this Agreement;

	NOW, THEREFORE, in consideration of the foregoing, and of the mutual covenants, terms and conditions hereinafter expressed, Travis, Buyer and Owners agree as follows:

                           Section 1.

    1.1     Non-Competition.  Neither Owner will, for any reason:

         1.1.1 Object to or oppose efforts by Travis or any Affiliate of Travis to obtain a dealer agreement or agreements allowing the retail sale of ProLine, Donzi, Sprint or Polar brand boats and related accessories (the "Dealer
Agreements"), or obtain such Dealer Agreements himself or herself, anywhere within 150 miles of the location of Seller's store in Pascagoula, Mississippi; or

         1.1.2   Compete with Buyer, Travis, or any other
Affiliate of Travis in the retail sale of new ProLine, Donzi, Sprint or Polar brand boats anywhere within 150 miles of the location of Seller's store in Pascagoula, Mississippi.

    1.2 Owners agree that Travis and Buyer will not be able to recognize the value of the Purchased Assets unless Buyer is able to engage in the successful operation of the Business, that the non-competition provisions set forth in Section 1.1 are ancillary to the Purchase Agreement, that the Purchase Agreement is an otherwise enforceable agreement, and that the non-competition provisions in this Agreement are therefore ancillary to an otherwise enforceable agreement. Owners further agree that the non-competition provisions set forth above are supported by independent valuable consideration and contain reasonable limitations as to the time, geographical area, and scope of activity for which they are to be restrained; and that the limitations of the non-competition provisions do not impose a greater restraint than is necessary to protect the goodwill or other business interests of Travis and Buyer. It is agreed by the parties that the restrictions contained in Section 1.1 impose, on the date of the execution of this Agreement, a reasonable restraint on Seller in light of the activities and businesses of Travis and Buyer and their future plans.

    1.3 For the purposes of this Agreement, Owners will be deemed to have obtained Dealer Agreements if they have an interest in any such Dealer Agreements directly or indirectly, whether for their own account or for that of any other person, firm or corporation, and whether as a stockholder (except solely as a stockholder in a publicly held corporation with more than 500 holders of common stock and as to which he owns, in the aggregate, less than 5% of any class of stock), director, officer, employee, consultant, partner, joint venturer, principal, agent, proprietor, consultant, manager, independent contractor, sales representative, landlord, lessor, lender, guarantor, or in any other capacity.


                            Section 2.

    2.1 Term. The term of this Agreement will commence on the date hereof and will terminate on the fifth anniversary of such date.

    2.2 Remedies. Owner acknowledges that a breach of any of the provisions of Section 1 will cause irreparable harm to Travis and Buyer, for which there may be no adequate remedy at law and for which the ascertainment of damages would be difficult. Therefore, Travis and Buyer will be entitled to specific performance of Section 1 hereof, in addition to, and without having to prove the inadequacy of, other remedies at law, as well as injunctive relief (without being required to post bond or other security), and, if such legal action becomes necessary, Travis and Buyer will be entitled to recover reasonable attorney's fees and costs of court incurred in connection with such action. Nothing contained herein will be construed as prohibiting Travis and Buyer from pursuing any other remedies available to it for such breach, including the recovery of money damages.

    2.3     Notices.        Notices and demands provided for under this
Agreement will be in writing and will be deemed to be fully given and received if sent by registered mail, postage prepaid, to the respective party at the address listed at the beginning of this Agreement.

    2.4 Assignment. Buyer or Travis may assign its rights or obligations hereunder to any Affiliate of Buyer or Travis or any successor to the business of Buyer or Travis by merger, consolidation, sale of assets, or otherwise.

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

    2.7 Governing Law; Venue. THIS AGREEMENT WILL BE CONSTRUED AND INTERPRETED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS WITHOUT REGARD TO THE CONFLICT OF LAWS RULES OF TEXAS. Each of the undersigned irrevocably agrees that any legal action or proceeding brought against said Person with respect to this Agreement will be brought in the appropriate court in Travis County, Texas and hereby waives any right to be sued in any other place.

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


					TRAVIS BOATS & MOTORS, INC.


					By:__/s/______________________								Michael B. Perrine
					CFO, Secretary, Treasurer


					TRAVIS BOATING CENTER MISSISSIPPI, INC.


					By:__/s/______________________								Michael B. Perrine
					CFO, Secretary, Treasurer




					___/s/___________________________
				   	J.W. McLeod

					___/s/___________________________
				   	Gail McLeod





                              NON-COMPETITION AGREEMENT


	This Non-Competition Agreement (the "Agreement"), dated as of August 1, 1997, is among TRAVIS BOATS & MOTORS, INC., a Texas corporation ("Travis"), TRAVIS BOATING CENTER MISSISSIPPI, INC., a Texas corporation and wholly owned subsidiary of Travis ("Buyer"), both having an office for the purpose of notice at 13045 Research Blvd., Austin, Texas 78750, and McLEOD MARINE, INC., a Mississippi corporation ("Seller") with an office for the purpose of notice at 1824 Denny Ave., Pascagoula, Mississippi.

	WHEREAS, Buyer has agreed to acquire the Business of Seller pursuant to that certain asset purchase agreement dated May 30, 1997 (the "Purchase Agreement") among Buyer, Seller and
Gail and J.W. McLeod (the capitalized terms used herein have the meanings assigned to them in the Purchase Agreement unless otherwise defined herein); and

	WHEREAS, the parties hereto agree that the reasonable market area of a business such as the Business is approximately a 150-mile radius; and

	WHEREAS, it is a condition precedent to the closing of the purchase under the Purchase Agreement that Seller shall have entered into this Agreement;

	NOW, THEREFORE, in consideration of the foregoing, and of the mutual covenants, terms and conditions hereinafter expressed, Travis, Buyer and Seller agree as follows:

Section 1.

    1.1     Non-Competition.  Seller will not, for any reason:

         1.1.1 Object to or oppose efforts by Travis or any Affiliate of Travis to obtain a dealer agreement or agreements allowing the retail sale of ProLine, Donzi, Sprint or Polar brand boats and related accessories (the "Dealer
Agreements"), or obtain such Dealer Agreements itself anywhere within 150 miles of the location of Seller's store in Pascagoula, Mississippi; or

         1.1.2   Compete with Buyer, Travis, or any other
Affiliate of Travis in the retail sale of new ProLine, Donzi, Sprint or Polar brand boats anywhere within 150 miles of the location of Seller's store in Pascagoula, Mississippi.

    1.2 Seller agrees that Travis and Buyer will not be able to recognize the value of the Purchased Assets unless Buyer is able to engage in the successful operation of the Business, that the non-competition provisions set forth in Section 1.1 are ancillary to the Purchase Agreement, that the Purchase Agreement is an otherwise enforceable agreement, and that the non-competition provisions in this Agreement are therefore ancillary to an otherwise enforceable agreement. Seller further agrees that the non-competition provisions set forth above are supported by independent valuable consideration and contain reasonable limitations as to the time, geographical area, and scope of activity for which he is to be restrained; and that the limitations of the non-competition provisions do not impose a greater restraint than is necessary to protect the goodwill or other business interests of Travis and Buyer. It is agreed by the parties that the restrictions contained in Section 1.1 impose, on the date of the execution of this Agreement, a reasonable restraint on Seller in light of the activities and businesses of Travis and Buyer and their future plans.

    1.3 For the purposes of this Agreement, Seller will be deemed to have obtained Dealer Agreements if it has an interest in any such Dealer Agreements, directly or indirectly, whether for its own account or for that of any other person, firm or corporation, and whether as a stockholder (except solely as a stockholder in a publicly held corporation with more than 500 holders of common stock and as to which he owns, in the aggregate, less than 5% of any class of stock), director, officer, employee, consultant, partner, joint venturer, principal, agent, proprietor, consultant, manager, independent contractor, sales representative, landlord, lessor, lender, guarantor, or in any other capacity.


                              Section 2.

    2.1 Term. The term of this Agreement will commence on the date hereof and will terminate on the fifth anniversary of such date.

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

    2.3 Notices Notices and demands provided for under this Agreement will be in writing and will be deemed to be fully given and received if sent by registered mail, postage prepaid, to the respective party at the address listed at the beginning of this Agreement.

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

    2.7 Governing Law; Venue. THIS AGREEMENT WILL BE CONSTRUED AND INTERPRETED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS WITHOUT REGARD TO THE CONFLICT OF LAWS RULES OF TEXAS. Each of the undersigned irrevocably agrees that any legal action or proceeding brought against said Person with respect to this Agreement will be brought in the appropriate court in Travis County, Texas and hereby waives any right to be sued in any other place.

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

					TRAVIS BOATS & MOTORS, INC.

By:__/s/______________________				Michael B. Perrine
                                        CFO, Secretary, Treasurer


					TRAVIS BOATING CENTER MISSISSIPPI, INC.

By:__/s/______________________				Michael B. Perrine
					CFO, Secretary, Treasurer


					McLEOD MARINE, INC.


					By:___/s/_________________________
					J.W. McLeod, President



      				EXHIBIT 10.34


                             STOCK PURCHASE AGREEMENT


                                     AMONG

                       TRAVIS BOATING CENTER FLORIDA, INC.
                                    ("BUYER")

                                       AND


                                FREDERIC D. PACE
                                      AND
                                JOHN W. REINHOLD
                                   ("SELLERS")





                                 SEPTEMBER 30, 1997




                          PROVIDING FOR THE PURCHASE OF
                           100% OF THE COMMON STOCK OF
                         ADVENTURE BOAT BROKERAGE, INC.,
                             A FLORIDA CORPORATION

                               TABLE OF CONTENTS




1.      Definitions
2.      Purchase and Sale of Company Shares
  2.1.    Basic Transaction
  2.2.    Purchase Price
  2.3.    The Closing
  2.4.    Deliveries at the Closing
  2.5.    Post Closing Adjustments.
3.      Representations and Warranties Concerning the Transaction
  3.1.     Representations and Warranties of the Sellers
  3.2.    Representations and Warranties of the Buyer
4.      Representations and Warranties Concerning the Company.
  4.1.    Organization, Qualification, and Corporate Power
  4.2.    Capitalization
  4.3.    Noncontravention
  4.4.    Brokers' Fees
  4.5.    Title to Assets
  4.6.    Subsidiaries
  4.7.    Financial Statements
  4.8.    Events Subsequent to Most Recent Fiscal Year End
  4.9.    Undisclosed Liabilities
  4.10.   Legal Compliance
  4.11.   Tax Matters
  4.12.   Real Property
  4.13.   Intellectual Property
  4.14.   Tangible Assets
  4.15.    Condition of Assets.
  4.16.    Contracts
  4.17.   Notes and Accounts Receivable
  4.18.   Powers of Attorney
  4.19.   Insurance
  4.20.   Litigation
  4.21.   Product Warranty
  4.22.   Product Liability.
  4.23.   Employees.
  4.24.   Employee Benefits.
  4.25.   Guaranties
  4.26.   Environment, Health, and Safety
  4.27.   Disclosure
5.      Pre-Closing Covenants.
  5.1.    General.
  5.2.    Notices and Consents.
  5.3.    Operation of Business.
  5.4.    Preservation of Business.
  5.5.    Full Access.
  5.6.    Notice of Developments.
  5.7.    Exclusivity.
6.      Post-Closing Covenants
  6.1.    General
  6.2.    Litigation Support
  6.3.    Transition
  6.4.    Confidentiality
  6.5.    Buyer Notes
  6.6.    Registration of Travis Parent Stock
  6.7.    Pre-Closing Sales
  6.8.    Use of Name
  6.9.    Accounts Receivable.
  6.10.   Non-Compete.
7.      Conditions to Obligation to Close
  7.1.    Conditions to Obligation of the Buyer
  7.2.    Conditions to Obligation of the Sellers
8.      Remedies
  8.1.    Indemnification Provisions for Benefit of the Buyer
  8.2.    Indemnification Provisions for Benefit of the Sellers
  8.3.    Matters Involving Third Parties
  8.4.    Determination of Adverse Consequences
  8.5.    Set-off Under Buyer Note
  8.6.    Other Indemnification Provisions
9.      Tax Matters
  9.1.    Tax Periods Ending on or Before the Closing Date
  9.2.    Tax Periods Beginning Before and Ending After the Closing Date
  9.3.    Cooperation on Tax Matters
  9.4.    Tax Sharing Agreements
  9.5.    Certain Taxes
10.     Termination
  10.1.   Termination of Agreement
  10.2.    Effect of Termination
11.     Miscellaneous
  11.1.   Nature of Certain Obligations
  11.2.   Press Releases and Public Announcements
  11.3.   No Third-Party Beneficiaries
  11.4.   Entire Agreement
  11.5.   Succession and Assignment
  11.6.   Counterparts
  11.7.   Headings
  11.8.   Notices
  11.9.   Governing Law and Venue
  11.10.  Amendments and Waivers
  11.11.  Severability
  11.12.  Expenses
  11.13.  Construction
  11.14.  Incorporation of Exhibits and Schedules
  11.15.  Specific Performance
  11.16.  Attorney's Fees
  11.17.  Further Cooperation.

                             STOCK PURCHASE AGREEMENT

This Stock Purchase Agreement ("Agreement") is entered into on
September 30, 1997, by and among TRAVIS BOATING CENTER FLORIDA, INC. a Texas corporation (the "Buyer"), and FREDERIC D. PACE and JOHN W.
REINHOLD (collectively the "Sellers").

                                   Recitals:

The Sellers in the aggregate own all of the outstanding capital stock of Adventure Boat Brokerage, Inc. a Florida corporation (the "Company").

This Agreement contemplates a transaction in which the Buyer will purchase from the Sellers, and the Sellers will sell to the Buyer, all of the outstanding capital stock of the Company in return for (i) cash, (ii) shares of voting common stock of Travis Boats & Motors, Inc., a Texas corporation, the sole shareholder of the Buyer ("Travis Parent"), and
(iii) the Buyer Notes (as defined below).

Now, therefore, in consideration of the premises and the mutual promises, of the representations, warranties, and covenants contained herein, the parties agree as follows.

A.	Definitions.

"Accounts Receivable, means all of the accounts receivable of the Company, as listed on Exhibit "A".

"Adventure North" means Adventure Marine & Outdoors, Inc., a Florida corporation.

"Adventure South" means Adventure Marine South, Inc., a Florida corporation.

"Adverse Consequences" means all actions, suits, proceedings, hearings, investigations, charges, complaints, claims, demands, injunctions, judgments, orders, decrees, rulings, damages, dues, penalties, fines, costs, amounts paid in settlement, Liabilities, obligations, Taxes, liens, losses, expenses, and fees, including court costs and attorneys' fees and expenses.

"Affiliate" has the meaning set forth in Rule 12b-2 promulgated under the Securities Exchange Act.

"Affiliated Group" means any affiliated group within the meaning of Code Sec. 1504 or any similar group defined under a similar provision of state, local or foreign law.

"Applicable Rate" means 7 1/2%.

"Assets" means all properties, privileges, rights, interests and claims, personal, tangible and intangible, of every type and description (including, without limitation, New Boats, Motors, and Trailers, Used Boats, Motors, and Trailers, Parts, Accessories, Miscellaneous Assets, Intellectual Property, Deposits, Accounts Receivable and Boat Show Rights) that are used, or held for use, by the Company or the Sellers in the Business and in which the Company or the Sellers has any right, title or interest (or in which the Company or the Sellers hereafter acquires any right, title or interest on or before the Closing Date), but specifically excludes all Excluded Assets.

"Basis" means any past or present fact, situation, circumstance, status, condition, activity, practice, plan, occurrence, event, incident, action, failure to act, or transaction that forms or could form the basis for any specified consequence.

"Boat Shows" means all boat shows at which the Company has had a booth or made a presentation in any of the last five (5) years.

"Boat Show Rights" means all of the Company's agreements for space at Boat Shows, including common stock and other ownership rights in corporations, partnerships, and other types of entities holding Boat Shows.

"Business" means the retail and wholesale sales and service of boats, motors, trailers, marine accessories and water sporting goods at the store located in Ft. Walton Beach, Florida, and at Boat Shows attended by the representatives of the Company.

 	"Buyer" has the meaning set forth in the preface above.

        "Buyer Notes" has the meaning set forth in paragraph 2.2 below.

        "Closing" has the meaning set forth in paragraph 2.3 below.

        "Closing Date" has the meaning set forth in paragraph 2.3 below.

        "Code" means the Internal Revenue Code of 1986, as amended.

        "Company Share" or "Share" means any share of the Common Stock, par value $1.00 per share, of the Company.

        "Confidential Information" means any information concerning the businesses and affairs of the Company and its Subsidiaries that is not already generally available to the public.

        "Controlled Group of Corporations" has the meaning set forth in Code Sec. 1563.

        "Current Accounts Receivable" means those Accounts Receivable of the Company that are (i) aged less than 60 days as of the Closing Date, and
(ii) are not Accounts Receivable due from Affiliates of the Sellers or the Company. The Current Accounts Receivable are identified on the list of Accounts Receivable on Exhibit "A".

        "Deposits" means all customer prepaids, tax deposits, utility deposits and deposits relating to customer special orders as of the Closing Date.

        "Disclosure Schedule", has the meaning set forth in part 4 below.

        "Employee Benefit Plan", means any (a) nonqualified deferred compensation or retirement plan or arrangement which is an Employee Pension Benefit Plan, (b) qualified defined contribution retirement plan or arrangement which is an Employee Pension Benefit Plan, (c) qualified defined benefit retirement plan or arrangement which is an Employee Pension Benefit Plan (including any Multiemployer Plan), or (d) Employee Welfare Benefit Plan or material fringe benefit plan or program.

        "Employee Pension Benefit Plan" has the meaning set forth in ERISA Sec. 3(2).

        "Employee Welfare Benefit Plan" has the meaning set forth in ERISA Sec. 3(1).

        "Environmental, Health, and Safety Laws, means the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Resource Conservation and Recovery Act of 1976, and the Occupational Safety and Health Act of 1970, each as amended, together with all other laws (including rules, regulations, codes, plans, injunctions, judgments, orders, decrees, rulings, and charges thereunder) of federal, state, local, and foreign governments (and all agencies thereof) concerning pollution or protection of the environment, public health and safety, or employee health and safety, including laws relating to emissions, discharges, releases, or threatened releases of pollutants, contaminants, or chemical, industrial, hazardous, or toxic materials or wastes into ambient air, surface water, ground water, or lands or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport, or handling of pollutants, contaminants, or chemical, industrial, hazardous, or toxic materials or wastes.

        "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

        "Excluded Assets" means those assets of the Company that will be assigned to the Sellers or an Affiliate of the Sellers immediately prior to Closing. The Excluded Assets are listed on Exhibit "B" to this Agreement. All inventory on loan or consignment shall be Excluded Assets, regardless of whether such items are specifically listed in Exhibit "B".

        "Excluded Liabilities" means those liabilities and obligations of the Company to be assumed by the Sellers, or an Affiliate of the Sellers, prior to the Closing. The Excluded Liabilities are listed on Exhibit "C".

        "Extremely Hazardous Substance" has the meaning set forth in Sec. 302 of the Emergency Planning and Community Right-to-Know Act of 1986, as amended.

        "Fiduciary" has the meaning set forth in ERISA Sec. 3(21).

        "Financial Statement" has the meaning set forth in paragraph 4.5 below.

 	"Indemnified Party" has the meaning set forth in paragraph 7.4 below.

 	"Indemnifying Party" has the meaning set forth in paragraph 7.4 below.

 	"Intellectual Property" means (a) all inventions (whether patentable or unpatentable and whether or not reduced to practice), all improvements thereto, and all patents, patent applications, and patent disclosures, together with all reissuances, continuations, continuations-in- part, revisions, extensions, and reexaminations thereof, (b) all trademarks, service marks, trade dress, logos, trade names, and corporate names, together with all translations, adaptations, derivations, and combinations thereof and including all goodwill associated therewith, and all applications, registrations, and renewals in connection therewith, including without limitations all rights in and to "Adventure Marine" and "Adventure Boat Brokerage" and any derivations thereof, (c) all copyrightable works, all copyrights, and all applications, registrations, and renewals in connection therewith, (d) all mask works and all applications, registrations, and renewals in connection therewith, (e) all trade secrets and confidential business information related to the Business and the Company (including rights of publicity, customer lists, supplier lists, ideas, research and development, know-how, formulas, compositions, manufacturing and production processes and techniques, technical data, designs, drawings, specifications, pricing and cost information, and business and marketing plans and proposals), (f) all computer software (including data and related documentation), (g) all other proprietary rights, and (h) all copies and tangible embodiments thereof (in what ever form or medium).

        "Inventory" means the inventory of the Company based on a physical inspection of the Company as of the Closing Date. Used inventory shall be subject to a mutually agreeable value among the parties, but in no case shall any used inventory value exceed the current "wholesale" value as set forth in the most recent "Yellow" used boat guide or such other used boat reference as may be mutually agreeable.

        "Invoice" means a document reflecting a manufacturer's cost of Assets and related options or accessories on such Assets.

 	"Knowledge"  means actual knowledge after reasonable investigation.

        "Liability" means any liability of the Company (whether known or unknown, whether asserted or unasserted, whether absolute or contingent, whether accrued or unaccrued, whether liquidated or unliquidated, and whether due or to become due), including without limitation any liability for Taxes, payroll expenses, operating expenses, insurance audit expense, accounts payable to the Sellers, to third parties and to Affiliates of the Sellers, lease payment and interest payments.

        "Miscellaneous Assets" means all furniture, fixtures, vehicles, leasehold improvements, equipment and other assets of the Company, including all Rebates for products previously sold for which no Rebate has been paid to the Company.

        "Most Recent Balance Sheet" means the balance sheet contained within the Most Recent Financial Statements.

        "Most Recent Financial Statements" has the meaning set forth in paragraph 4.7 below.

        "Most Recent Fiscal Month End" has the meaning set forth in paragraph 4.7 below.

        "Most Recent Fiscal Year End" has the meaning set forth in paragraph 4.7 below.

        "Multiemployer Plan"  has the meaning set forth in ERISA Sec. 3(37).

        "New Boats, Motors, and Trailers" means all new boats, motors, and trailers owned by the Company. The value of New Boats, Motors and Trailers shall be determined based on Invoice, net of Rebates.

        "Net Asset Value" means (a) the sum of the value, at Closing, of (i) Miscellaneous Assets, (ii) Boat Show Rights, (iii) Parts, (iv) New Boats, Motors, and Trailers, (v) Used Boats, Motors, and Trailers, (vi) Intellectual Property, (vii) 100% of the face amount of the Current
Accounts Receivable, (viii) Deposits, and (ix) the Company's cash minus
(b) the sum of (i) all trade accounts payable, (ii) accrued but unpaid operating expenses (including Taxes) and floor plan notes existing as of the date of Closing, (iii) physical damage to any of the Assets or Inventory, (iv) parts missing from the Assets or Inventory based upon a physical inspection of the Assets and Inventory, (v) 50% of the face amount of the Current Accounts Receivable, and (vi) any other Liabilities assumed by the Buyer. The value assigned to each asset shall be net of depreciation. The calculation of the Net Asset Value, which includes a detailed calculation of the value of each category the of the Assets, as of the Closing date, is attached hereto as Exhibit "D",

 	"Ordinary Course of Business" means the ordinary course of business consistent with the Company's past custom and practice (including with respect to quantity and frequency).

        "Other Buyer Notes" means those promissory notes issued to the Sellers in connection with the sale of Adventure North and Adventure South.

        "Parts" means all parts of the Company inventoried on the Closing Date. The parts and accessories so identified in the physical inventory and found in the most recent price disks/books from their respective manufacturers shall be purchased by Travis at the lower of the most recent wholesale price evidenced by such price disks/books or the original invoice amount.

        "PBGC"  means the Pension Benefit Guaranty Corporation.

        "Person" means an individual, a partnership, a corporation, an association, a joint stock company, a trust, a joint venture, an unincorporated organization, or a governmental entity (or any department, agency, or political subdivision thereof).

        "Pre-Closing Sales" has the meaning set forth in paragraph 3.1(e) below.

        "Prohibited Transaction" has the meaning set forth in ERISA Sec. 406 and Code Sec. 4975.

        "Purchase Price"  has the meaning set forth in paragraph 2.2 below.

        "Rebate" means all sums paid or payable from a vendor to the Company.

        "Registration Statement" shall have the meaning set forth in section 5.6.

        "Reportable Event"  has the meaning set forth in ERISA Sec. 4043.

        "Securities Act"  means the Securities Act of 1933, as amended.

        "Securities Exchange Act" means the Securities Exchange Act of 1934, as amended.

        "Security Interest" means any mortgage, pledge, lien, encumbrance, charge, or other security interest.

        "Seller"  has the meaning set forth in the preface above.

        "Set-Off" means the Buyer's right to recoup all or part of Adverse Consequences that it may suffer; such right shall be exercisable by notifying the Seller that it is reducing the principal amount outstanding under the Buyer Notes and/or the Other Buyer Notes.

        "Subsidiary" means any corporation with respect to which a specified Person (or a Subsidiary thereof) owns a majority of the common stock or has the power to vote or direct the voting of sufficient securities to elect a majority of the directors.

        "Tax" means any federal, state, local, or foreign income, gross receipts, license, payroll, employment, excise, severance, stamp, occupation, premium, windfall profits, environmental (including taxes under Code Sec. 59A), customs duties, capital stock, franchise, profits, withholding, social security (or similar), unemployment, disability, real property, personal property, sales, use, transfer, registration, value added, alternative or add-on minimum, estimated, or other tax of any kind whatsoever, including any interest, penalty, or addition thereto, whether disputed or not.

        "Tax Reserve" has the meaning set forth in paragraph 4.11(g) below.

        "Tax Return" means any return, declaration, report, claim for refund, or information return or statement relating to Taxes, including any schedule or attachment thereto, and including any amendment thereof.

        "Third Party Claim" has the meaning set forth in paragraph 7.3 below.

        "Travis Parent" means Travis Boats & Motors, Inc., a Texas corporation.

        "Travis Parent Stock" means the voting common stock, par value $0.01 per share, of Travis Parent.

        "Used Boats, Motors, and Trailers" means all used boats, motors, and trailers owned by the Company. The Used Boats, Motors and Trailers shall be subject to a mutually agreeable value among the parties, but in no case shall any used inventory value exceed the current "wholesale" value as set forth in the most recent "Yellow" used boat guide or such other used boat reference as may be mutually agreeable.

B.	 Purchase and Sale of Company Shares.

1.	 Basic Transaction.  On and subject to the terms and
conditions of this Agreement, the Buyer agrees to purchase from each of the Sellers, and each of the Sellers agrees to sell to the Buyer, all of his Shares for the consideration specified in paragraph 2.2. Notwithstanding the foregoing, however, immediately prior to the Closing
(i) the Company will assign to the Sellers, or an Affiliate of the Sellers, the Excluded Assets (listed on Exhibit "B"), to which the Buyer shall have no right, title or interest following this transaction, and
(ii) the Company shall assign to the Sellers, or an Affiliate of the Sellers, and the Sellers or its Affiliate shall assume, the Excluded Liabilities (listed on Exhibit "C"), under which neither the Buyer nor the Company will be obligated or have any Liability whatsoever.

2.	Purchase Price.  The Buyer agrees to deliver the following
to the Sellers at the Closing:

a.	$1,053,360 in cash, by wire transfer or cashier's check;
and

b.	Two promissory notes (the "Buyer Notes") in the form of
Exhibit "E, attached hereto, one of which shall be in the principal amount of $47,500 and shall be payable to John
W. Reinhold and one of which shall be in the principal amount of $47,500 and shall be payable to Frederic D.
Pace.

The consideration set forth above is hereinafter referred to as the "Purchase Price". The Purchase Price shall be allocated to the Sellers in proportion to their respective holdings of Company Shares as set forth in paragraph 4.2 of the Disclosure Schedule. The Purchase Price shall be subject to adjustment as set forth in paragraph 2.5 hereof.

3.	 The Closing.  The closing of the transactions
contemplated by this Agreement (the "Closing" ) shall take place at the offices of Adventure North in Ft. Walton Beach, Florida, at mutually agreeable time, on the first business day following the satisfaction or waiver of all conditions to the obligations of the Parties to consummate the transactions contemplated hereby (other than conditions with respect to actions the respective Parties will take at the Closing itself) or such other date as the Buyer and the Sellers may mutually determine (the "Closing Date"); provided, however, that the Closing shall be effective as of September 30, 1997.

4.	 Deliveries at the Closing.  At the Closing, (i) the
Sellers will deliver to the Buyer the various certificates, instruments, and documents referred to in paragraph 6.1 below, (ii) the Buyer will deliver to the Sellers the various certificates, instruments, and documents referred to in paragraph 6.2 below, (iii) each of the Sellers will deliver to the Buyer stock certificates representing all of his or its Shares, properly endorsed or accompanied by duly executed assignment documents for transfer to Buyer free and clear of all Security Interests, claims, proxies, voting trusts, voting agreements, or other restrictions, and (iv) the Buyer will deliver the Purchase Price to each of the Sellers.

5.	Post Closing Adjustments.  The Purchase Price shall be
adjusted following the Closing based on the matters set forth below. Such adjustments shall be payable by Sellers to the Buyer or by Buyer to Sellers, as applicable, within 30 days following the submission of documentation describing in reasonable detail the factual basis of the adjustment:

a) 	The Purchase Price shall be adjusted by the amount by
which the Net Asset Value determined as of the Closing Date is less than or greater than $48,360; and

b)	The Purchase Price shall be adjusted by the dollar
amount of any Adverse Consequences.

c)	The purchase price shall be adjusted to reflect
amounts collected for the Accounts Receivable pursuant to the provisions of Section 6.9 hereof.

C.	 Representations and Warranties Concerning the Transaction.

1.	 Representations and Warranties of the Sellers.  Each of
the Sellers represents and warrants to the Buyer that the statements contained in this paragraph 3.1 are correct and complete as of the date of this Agreement and will be correct and complete as of the Closing Date (as though made then and as though the Closing Date were substituted for the date of this Agreement throughout this paragraph 3.1 with respect to himself), except as set forth in schedule 1 attached hereto.

    a) Authorization of Transaction. The Seller has full power and authority to execute and deliver this Agreement and to perform his obligations hereunder. This Agreement constitutes the valid and legally binding obligation of the Seller, enforceable in accordance with its terms and conditions. The Seller need not give any notice to, make any filing with, or obtain any authorization, consent, or approval of any government or governmental agency in order to consummate the transactions contemplated by this Agreement.

    b) Noncontravention. Neither the execution and the delivery of this Agreement, nor the consummation of the transactions contemplated hereby, will (i) violate any constitution, statute, regulation, rule, injunction, judgment, order, decree, ruling, charge, or other restriction of any government, governmental agency, or court to which the Seller is subject, or (ii) conflict with, result in a breach of, constitute a default under, result in the acceleration of, create in any party the right to accelerate, terminate, modify, or cancel, or require any notice under any agreement, contract, lease, license, instrument, or other arrangement to which the Seller is a party or by which he is bound or to which any of his assets are subject.

    c) Brokers' Fees. Except as described in paragraph 4.4 of the Disclosure Schedule, the Seller has no Liability or obligation to pay any fees or commissions to any broker, finder, or agent with respect to the transactions contemplated by this Agreement.

    d) Company Shares. The Seller holds of record and owns beneficially the number of Shares set forth next to his or its name in paragraph 4.2 of the Disclosure Schedule, free and clear of any restrictions on transfer (other than any restrictions under the Securities Act and state securities laws), Taxes, Security Interests, options, warrants, purchase rights, contracts, commitments, equities, claims, and demands. The Seller is not a party to any option, warrant, purchase right, or other contract or commitment that could require the Seller to sell, transfer, or otherwise dispose of any capital stock of the Company (other than this Agreement). The Seller is not a party to any voting trust, proxy, or other agreement or understanding with respect to the voting of any capital stock of the Company. The Sellers collectively own all of the outstanding shares of capital stock of the Company.

    e) The Sellers represent and warrant that (i) all Excluded Assets have been transferred or assigned from the Company to the Sellers or Affiliates of the Sellers, (iii) that the Excluded Liabilities have been assumed by the Sellers, or an Affiliate of the Sellers, without recourse to the Buyer, the Company or Travis Parent, (ii) that the pre-Closing Sales of the Company (the "Pre-Closing Sales") have been completed in accordance with the detailed description of the Pre-Closing Sales set forth on Exhibit "F" hereto, and (iii) that the consideration paid in each of the Pre-Closing Sales set forth in Exhibit "E, is equal to the fair market value of the asset sold.

    (f) The Sellers currently do not own any interest in, operate, or serve as an officer, director, guarantor or shareholder of, any business, or have any plans to engage in any of such actions, that will compete directly or indirectly against the Company or the Buyer, within a 250 mile radius of Ft. Walton Beach, Florida, or within a 250 mile radius of Key Largo, Florida.

2.	Representations and Warranties of the Buyer.  The Buyer
represents and warrants to the Sellers that the statements contained in this paragraph 3.2 are correct and complete as of the date of this Agreement and will be correct and complete as of the Closing Date (as though made then and as though the Closing Date were substituted for the date of this Agreement throughout this paragraph 3.2, except as set forth in schedule 2 attached hereto.

    a) Organization of the Buyer. The Buyer is a corporation validly existing, and in good standing under the laws of the State of Texas.

    b) Authorization of Transaction. The Buyer has full power and authority (including full corporate power and authority) to execute and deliver this Agreement and to perform its obligations hereunder. This Agreement constitutes the valid and legally binding obligation of the Buyer, enforceable in accordance with its terms and conditions. Other than as contemplated by the registration of the Travis Parent Stock, the Buyer need not give any notice to, make any filing with, or obtain any authorization, consent, or approval of any government or governmental agency in order to consummate the transactions contemplated by this Agreement.

    c) Noncontravention. Neither the execution and the delivery of this Agreement, nor the consummation of the transactions contemplated hereby, will (i) violate any constitution, statute, regulation, rule, injunction, judgment, order, decree, ruling, charge, or other restrict ion of any government, governmental agency, or court to which the Buyer is subject or any provision of its charter or bylaws or (ii) conflict with, result in a breach of, constitute a default under, result in the acceleration of, create in any party the right to accelerate, terminate, modify, or cancel, or require any notice under any agreement, contract, lease, license, instrument, or other arrangement to which the Buyer is a party or by which it is bound or to which any of its assets is subject.

    d) Brokers' Fees. The Buyer has no Liability or obligation to pay any fees or commissions to any broker, finder, or agent with respect to the transactions contemplated by this Agreement.

    e) Travis Parent Stock. The Travis Parent Stock to be issued to the Sellers will be issued free and clear of any restrictions on transfer (other than any restrictions under the Securities Act or state securities laws), Taxes, Security Interest, Options, warrants, purchase rights, contracts, commitments, equities, claims and demands.

    f) Independent Investigation. Buyer acknowledges that in the determination to purchase the Shares from the Sellers, Buyer has made its own independent investigation as to the Company and as to the Sellers. Further, Buyer confirms that except for those covenants, representations and warranties specifically enumerated herein and any schedules delivered pursuant to this Agreement, no representation or warranties related to the affairs or condition of the Company or the Sellers (of any kind of nature, legal, financial, or otherwise), have been made by Buyer to Sellers, or anyone acting on behalf of Sellers.

D.	Representations and Warranties Concerning the Company.  The
Sellers represent and warrant to the Buyer that the statements contained in this part are correct and complete as of the date of this Agreement and will be correct and complete as of the Closing Date (as though made then and as though the Closing Date were substituted for the date of this Agreement throughout this part), except as set forth in the disclosure schedule delivered by the Sellers to the Buyer on the date hereof and initialed by the Parties (the "Disclosure Schedule" ). Nothing in the Disclosure Schedule shall be deemed adequate to disclose an exception to a representation or warranty made herein, however, unless the Disclosure
Schedule identifies the exception with particularity and describes the relevant facts in detail. Without limiting the generality of the foregoing, the mere listing (or inclusion of a copy) of a document or other item shall not be deemed adequate to disclose an exception to a representation or warranty made herein (unless the representation or warranty has to do with the existence of the document or other item itself). The Disclosure Schedule will be arranged in paragraphs corresponding to the lettered and numbered paragraphs contained in this part 4.

1.	Organization, Qualification, and Corporate Power. The
Company is a corporation duly organized, validly existing, and in good standing under the laws of the State of Florida. The Company is duly authorized to conduct business and is in good standing under the laws of each jurisdiction where such qualification is required. The Company has full corporate power and authority and all licenses, permits, and authorizations necessary to carry on the businesses in which it is engaged and in which it presently proposes to engage and to own and use the properties owned and used by it. Paragraph 4.1 of the Disclosure Schedule lists the directors and officers of the Company. The Sellers have delivered to the Buyer correct and complete copies of the charter and bylaws of the Company (as amended to date). The Company is not in default under or in violation of any provision of its charter or bylaws.

2.	Capitalization.  The entire authorized capital stock of
Company consists of 100 Shares, of which 100 Shares are issued and outstanding and 0 Company Shares are held in treasury. All of the issued and outstanding Shares have been duly authorized, are validly issued, fully paid, and nonassessable, and are held of record by the respective Sellers as set forth in paragraph 4.2 of the Disclosure Schedule. There are no outstanding or authorized options, warrants, purchase rights, subscription rights, conversion rights, exchange rights, or other contracts or commitments that could require the Company to issue, sell, or otherwise cause to become outstanding any of its capital stock. There are no out standing or authorized stock appreciation, phantom stock, profit participation, or similar rights with respect to the Company. There are no voting trusts, proxies, or other agreements or understandings with respect to the voting of the capital stock of the Company.

3.	Noncontravention.  Neither the execution and the delivery
of this Agreement, nor the consummation of the transactions contemplated hereby, will (i) violate any constitution, statute, regulation, rule, injunction, judgment, order, decree, ruling, charge, or other restriction of any government, governmental agency, or court to which the Company is subject or any provision of the charter or bylaws of the Company or (ii) conflict with, result in a breach of, constitute a default under, result in the acceleration of, create in any party the right to accelerate, terminate, modify, or cancel, or require any notice under any agreement, contract, lease, license, instrument, or other arrangement to which the Company is a party or by which it is bound or to which any of its assets is subject (or result in the imposition of any Security Interest upon any of its assets). The Company does not need to give any notice to, make any filing with, or obtain any authorization, consent, or approval of any government or governmental agency in order for the parties to consummate the transactions contemplated by this Agreement.

4.	Brokers' Fees.  Except as set forth on paragraph 4.4 of
the Disclosure Schedule, the Company has no Liability or obligation to pay any fees or commissions to any broker, finder, or agent with respect to the transactions contemplated by this Agreement.

5.	Title to Assets.  The Company has exclusive, good and
marketable title to the Assets, or a valid leasehold interest in the properties used by them. The Assets are free and clear of all Security Interests, except as listed on paragraph 4.5 of the Disclosure Schedule. Except as set forth in paragraph 4.5 of the Disclosure Schedule, none of the Assets are leased by the Company from any third parties.

6.	Subsidiaries. The Company has no subsidiaries.

7.	Financial Statements.  Attached hereto as Exhibit "G" are
the following financial statements (collectively the "Financial Statements" ): (i) unaudited balance sheets and statements of income, changes in stockholders' equity, and cash flow as of and for the fiscal years ended June 30, 1995, 1996 and 1997 (hereinafter referred to as the "Most Recent Fiscal Year End, ) for the Company. The Financial Statements (including the notes thereto, if any) have been prepared in accordance with the cash basis of accounting, applied on a consistent basis throughout the periods covered thereby, present fairly the financial condition of the Company as of such dates and the results of operations of the Company for such periods, are correct and complete, and are consistent with the books and records of the Company (which books and records are correct and complete).

8.	Events Subsequent to Most Recent Fiscal Year End.  Except
as described in Exhibit "F", and in paragraph 4.8 of the Disclosure Schedule, since the Most Recent Fiscal Year End, there has not been any material adverse change in the business, financial condition, operations, results of operations, or future prospects of the Company. Without limiting the generality of the foregoing, since that date:

    a) the Company has not sold, leased, transferred, or assigned any of its assets, tangible or intangible, other than for a fair consideration in the Ordinary Course of Business;

    b) the Company has not entered into any agreement, contract, lease, or license (or series of related agreements, contracts, leases, and licenses) either involving more than $50,000 or outside the Ordinary Course of Business;

    c) no party (including the Company) has accelerated, terminated, modified, or canceled any agreement, contract, lease, or license (or series of related agreements, contracts, leases, and licenses) to which the Company is a party or by which the Company is bound, other than any agreement listed as an Excluded Liability;

    d) the Company has not imposed any Security Interest upon any of its assets, tangible or intangible;

    e) the Company has not made any single capital expenditure (or series of related capital expenditures) either involving more than $150,000 or outside the Ordinary Course of Business;

    f) the Company has not made any capital investment in, any loan to, or any acquisition of the securities or assets of, any other Person (or series of related capital investments, loans, and acquisitions) either involving more than $150,000 or outside the Ordinary Course of Business;

    g) the Company has not issued any note, bond, or other debt security or created, incurred, assumed, or guaranteed any indebtedness for borrowed money or capitalized lease obligation;

    h) the Company has not delayed or postponed the payment of accounts payable and other Liabilities outside the Ordinary Course of Business;

    i) the Company has not canceled, compromised, waived, or released any right or claim (or series of related rights and claims) either involving more than $20,000 or outside the Ordinary Course of Business;

    j) the Company has not granted any license or sublicense of any rights under or with respect to any Intellectual Property;

    k) there has been no change made or authorized in the charter or bylaws of the Company;

    l) the Company has not issued, sold, or otherwise disposed of any of its capital stock, or granted any options, warrants, or other rights to purchase or obtain (including upon conversion, exchange, or exercise) any of its capital stock;

    m) the Company has not declared, set aside, or paid any dividend or made any distribution with respect to its capital stock (whether in cash or in kind) or redeemed, purchased, or otherwise acquired any of its capital stock;

    n) the Company has not experienced any material damage, destruction, or loss (whether or not covered by insurance) to its property;

    o) the Company has no outstanding loans to any of its directors, officers, and employees outside the Ordinary Course of Business and the Company is currently not a party to a transaction with any of its directors, officers or employees outside the Ordinary Course of Business;

    p) the Company has not entered into any employment contract or collective bargaining agreement, written or oral, or modified the terms of any existing such contract or agreement;

    q) the Company has not granted any increase in the base compensation of any of its directors, officers, and employees outside the Ordinary Course of Business;

    r) the Company has not adopted, amended, modified, or terminated any bonus, profit-sharing, incentive, severance, or other plan, contract, or commitment for the benefit of any of its directors, officers, and employees (or taken any such action with respect to any other Employee Benefit Plan);

    s) the Company has not made any other change in employment terms for any of its directors, officers, and employees outside the Ordinary Course of Business;

    t) the Company has not made or pledged to make any charitable or other capital contribution outside the Ordinary Course of Business;

    u) there has not been any other material occurrence, event, incident, action, failure to act, or transaction outside the Ordinary Course of Business involving the Company; and

    v)      the Company has not committed to any of the foregoing.

9.	Undisclosed Liabilities.  Except as described on
paragraph 4.9 of the Disclosure Schedule, neither the Sellers nor the Company has any knowledge of any Liability of the Company that is not fully and accurately reflected on the Most Recent Financial Statements (and neither the Sellers nor the Company has any knowledge of any Basis for any present or future action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand against any of them giving rise to any Liability).

10.	Legal Compliance. The Company and its predecessors and
Affiliates has complied with all applicable laws (including rules, regulations, codes, plans, injunctions, judgments, orders, decrees, rulings, and charges thereunder) of federal, state, local, and foreign governments (and all agencies thereof), and no action, suit, proceeding, hearing, investigation, charge, complaint, claim, demand, or notice has been filed or commenced against any of them alleging any failure so to comply.

11.	Tax Matters.

    a) The Company has filed all Tax Returns that it was required to file. All such Tax Returns were correct and complete in all respects. All Taxes owed by the Company (whether or not shown on any Tax Return) have been paid. The Company currently is not the beneficiary of any extension of time within which to file any Tax Return. No claim has ever been made by an authority in a jurisdiction where the Company does not file Tax Returns that it is or may be subject to taxation by that jurisdiction. There are no Security Interests on any of the assets of the Company that arose in connection with any failure (or alleged failure) to pay any Tax.

    b) The Company has withheld and paid all Taxes required to have been withheld and paid in connection with amounts paid or owing to any employee, independent contractor, creditor, stockholder, or other third party.

    c) No Seller or director or officer (or employee responsible for Tax matters) of the Company expects any authority to assess any additional Taxes for any period for which Tax Returns have been filed. There is no dispute or claim concerning any Tax Liability of the Company either (i) claimed or raised by any authority in writing or (ii) as to which any of the Sellers and the directors and officers (and employees responsible for Tax matters) of the Company has Knowledge based upon personal contact with any agent of such authority. Such disclosure also indicates those Tax Returns that have been audited and indicates those Tax Returns that currently are the subject of audit. The Sellers have delivered to the Buyer correct and complete copies of all federal income Tax Returns, examination reports, and statements of deficiencies assessed against or agreed to by the Company since December 31, 1992.

    d) The Company has not waived any statute of limitations in respect of Taxes or agreed to any extension of time with respect to a Tax assessment or deficiency.

    e) The Company has not filed a consent under Code Sec. 341(f) concerning collapsible corporations. The Company has not made any payments, is obligated to make any payments, or is a party to any agreement that under certain circumstances could obligate it to make any payments that will not be deductible under Code Sec. 280G. The Company has not been a United States real property holding corporation within the meaning of Code Sec. 897(c)(2) during the applicable period specified in Code Sec. 897(c)(1)(A)(ii). The
Company has disclosed on its federal income Tax Returns all positions taken therein that could give rise to a substantial understatement of federal income Tax within the meaning of Code Sec. 6662. The Company is not a party to any Tax allocation or sharing agreement. The Company (A) has not been a member of an Affiliated Group filing a consolidated federal income Tax Return (other than a group the common parent of which was the Company) or (B) has no Liability for the Taxes of any Person (other than the Company) under Treas. Reg. 1.1502-6 (or any similar provision of state, local, or foreign law), as a transferee or successor, by contract, or otherwise.

    f) Paragraph 4.11 of the Disclosure Schedule sets forth the following information with respect to the Company) as of the most recent practicable date (i) the basis of the Company in its assets; and (ii) the amount of any net operating loss, net capital loss, unused investment or other credit, unused foreign tax, or excess charitable contribution allocable to the Company.

    g) The unpaid Taxes of the Company (i) did not, as of the Closing Date, exceed the reserve for Tax Liability (rather than any reserve for deferred Taxes established to reflect timing differences between book and Tax income) set forth on the face of the Most Recent Balance Sheet (rather than in any notes thereto) and (ii) do not exceed that reserve as adjusted for the passage of time through the Closing Date in accordance with the past custom and practice of the Company in filing their Tax Returns (collectively the "Tax Reserve,).

12.	Real Property.

     a) The Company does not own any real property, except leasehold improvements, or any interest in any entities that own real property.

     b) As of the Closing Date, the Company is not a party to any lease for real property.

     c) At the Closing, Adventure North will enter into a triple net lease (i) with Paul J. Roberts, Reinhold and Pace, DBA Adventure Marine Real Estate Partnership and Adventure Marine Real Estate, Inc. for the properties associated with the Business located in Ft. Walton Beach, Florida, as specifically described in the lease for such properties, a signed copy of which is included in Paragraph
4.12 of the Disclosure Schedule, and (ii) with Paul J. Roberts for the property known as the "Kettle Property" specifically described in the lease for such properties, a signed copy of which is included in Paragraph 4.12 of the Disclosure Schedule.


13.	Intellectual Property.

    a) The Company does not own, except through common law rights, or have the right to use pursuant to license, sublicense, agreement, or permission, any Intellectual Property.

    b) The Company has not interfered with, infringed upon, misappropriated, or otherwise come into conflict with any Intellectual Property rights of third parties, and none of the Sellers and the directors and officers (and employees with responsibility for Intellectual Property matters) of the Company has ever received any charge, complaint, claim, demand, or notice alleging any such interference, infringement, misappropriation, or violation (including any claim that the Company must license or refrain from using any Intellectual Property rights of any third party). To the Knowledge of any of the Sellers and the directors and officers (and employees with responsibility for Intellectual Property matters) of the Company, no third party has interfered with, infringed upon, misappropriated, or otherwise come into conflict with the Intellectual Property rights of the Company, if any.

    c) Paragraph 4.13 of the Disclosure Schedule identifies each trade name or unregistered or registered trademark used by any of the Company in connection with any of its businesses.

14.	Tangible Assets.  The Company owns or leases all
buildings, machinery, equipment, and other tangible assets necessary for the conduct of their businesses as presently conducted and as presently proposed to be conducted.

15.	 Condition of Assets.  All of the Assets of the Company,
including without limitation the New Boats, Motors, and Trailers, Used Boats, Motors and Trailers, Accessories, Parts and Miscellaneous Assets, are merchantable and fit for the purpose for which it was procured or manufactured and are in good repair. The value of the Assets as detailed on Exhibit "D, hereto has been jointly established by the parties as the fair market thereof and neither party disagrees with such values.

16.	 Contracts.   Paragraph 4.16 of the Disclosure Schedule
lists all of the contracts and other agreements to which any of the Company is a party pursuant to which the Company is obligated, on an annual basis, for payments or commitments in excess of $25,000, including without limitation all Boat Show Rights. A correct and complete copy of each written agreement listed in paragraph 4.16 of the Disclosure Schedule (as amended to date) and a written summary setting forth the terms and conditions of each oral agreement referred to in paragraph 4.16 of the Disclosure Schedule is attached as an exhibit to the Disclosure Schedules. With respect to each such agreement: (i) the agreement is legal, valid, binding, enforceable, and in full force and effect; (ii) the agreement will continue to be legal, valid, binding, enforceable, and in full force and effect on identical terms following the consummation of the trans actions contemplated hereby; (iii) no party is in breach or default, and no event has occurred which with notice or lapse of time would constitute a breach or default, or permit termination, modification, or acceleration, under the agreement; and (iv) no party has repudiated any provision of the agreement. This paragraph specifically excludes any and all retail contracts.

17.	Notes and Accounts Receivable.  To the Seller's and the
Company's Knowledge, all notes and accounts receivable of the Company are reflected properly on the books and records, were incurred in the ordinary course of business, are not subject to setoffs or counterclaims, and are current and collectible, and will be collected in accordance with their terms at their recorded amounts. All Current Accounts Receivable are aged less than 60 days as of the Closing Date and are not due from the Sellers or affiliates of the Sellers or the Company.

18.	Powers of Attorney.  There are no outstanding powers of
attorney executed on behalf of the Company.

19.	Insurance.  Paragraph 4.19 of the Disclosure Schedule sets
forth the following information with respect to each insurance policy (including policies providing property, casualty, liability, and workers' compensation coverage and bond and surety arrangements) to which the Company has been a party, a named insured, or otherwise the beneficiary of coverage at any time within the past two years:

    (i)     the name, address, and telephone number of the agent;

    (ii) the name of the insurer, the name of the policyholder, and the name of each covered insured;

    (iii)   the policy number and the period of coverage;

    (iv) the scope (including an indication of whether the coverage was on a claims made, occurrence, or other basis) and amount (including a description of how deductibles and ceilings are calculated and operate) of coverage; and

    (v) a description of any retroactive premium adjustments or other loss-sharing arrangements.

With respect to each such insurance policy: (A) the Company is not in breach or default (including with respect to the payment of premiums or the giving of notices), and no event has occurred which, with notice or the lapse of time, would constitute such a breach or default, or permit termination, modification, or acceleration, under the policy; and (B) the Company has paid all premiums through the Closing Date. The Company has been covered during the past 10 years by insurance in scope and amount customary and reasonable for the businesses in which it has engaged during such period. The Company has no self-insurance arrangements.

20.	Litigation.  Paragraph 4.20 of the Disclosure Schedule
sets forth each instance in which the Company (i) is subject to any outstanding injunction, judgment, order, decree, ruling, or charge or
(ii) is a party or, to the Knowledge of any of the Sellers and the directors and officers (and employees with responsibility for litigation matters) of the Company, is threatened to be made a party to any action, suit, proceeding, hearing, or investigation of, in, or before any court or quasi-judicial or administrative agency of any federal, state, local, or foreign jurisdiction or before any arbitrator. None of the actions, suits, proceedings, hearings, and investigations set forth in paragraph
4.20 of the Disclosure Schedule could result in any adverse change in the business, financial condition, operations, results of operations, or future prospects of any of the Company. None of the Sellers and the directors and officers (and employees with responsibility for litigation matters) of the Company has any reason to believe that any such action, suit, proceeding, hearing, or investigation may be brought or threatened against of the Company.

21.	Product Warranty.  Each product manufactured, sold,
leased, or delivered by any of the Company has been in conformity with all applicable contractual commitments and all express and implied warranties, and the Company has no Liability (and to its knowledge there is no Basis for any present or future action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand against any of them giving rise to any Liability) for replacement or repair thereof or other damages in connection therewith. No product manufactured, sold, leased, or delivered by the Company is subject to any guaranty, warranty, or other indemnity beyond the applicable standard terms and conditions of sale or lease. Paragraph 4.21 of the Disclosure Schedule includes copies of the standard terms and conditions of sale or lease for the Company (containing applicable guaranty, warranty, and indemnity provisions).

22.	Product Liability.  The Company has no Liability (and
there is no Basis for the present or future action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand against any of them giving rise to any Liability) arising out of any injury to individuals or property as a result of the ownership, possession, or use of any product manufactured, sold, leased, or delivered by any of the Company.

23.	Employees.  To the Knowledge of any of the Sellers and the
directors and officers (and employees with responsibility for employment matters) of the Company, and except as contemplated by this Agreement, no executive, key employee, or group of employees has any plans to terminate employment with the Company. The Company is not a party to or bound by any collective bargaining agreement, nor has it experienced any strikes, grievances, claims of unfair labor practices, or other collective bargaining disputes. The Company has not committed any unfair labor practice. None of the Sellers and the directors and officers (and employees with responsibility for employment matters) of the Company has any Knowledge of any organizational effort presently being made or threatened by or on behalf of any labor union with respect to employees of any of the Company. Paragraph 4.23 of the Disclosure Schedule includes a complete and correct list of the names and positions of all of the employees of the Company, including a detailed description of the compensation paid to each such employee, including all benefits.

24.	Employee Benefits.

    a) Paragraph 4.24 of the Disclosure Schedule lists each Employee Benefit Plan that any of the Company and the Controlled Group of Corporations which includes the Company (here, collectively, the "Company ERISA Group") maintains or to which any member of the Company ERISA Group has ever contributed. With respect to such Employee Benefit Plan(s):

         (1) Each such Employee Benefit Plan (and each related trust, insurance contract, or fund) complies in form and in operation in all respects with the applicable requirements of ERISA, the Code, and other applicable laws, including, without limitation, the nondiscrimination requirements of Section 125 of the Code. None of the Employee Benefit Plans is an Employee Pension Benefit Plan nor has the Company ERISA Group maintained or contributed to an Employee Pension Benefit Plan subsequent to 1991.

         (2) All required reports and descriptions have been filed or distributed appropriately with respect to each such Employee
Benefit Plan. Without limitation, the requirements of Part 6 of Subtitle B of Title I of ERISA, of Code Sec. 4980B, and of the applicable provisions of the Health Insurance Portability and Accountability Act of 1996 have been met with respect to each such Employee Benefit Plan which is an Employee Welfare Benefit
Plan.

         (3) The Sellers have delivered to the Buyer correct and complete copies of the plan documents and summary plan descriptions, the most recent Form 5500 Annual Report, and all related trust agreements (if any), contracts (including without limitation insurance contracts), and other material agreements which implement each such Employee Benefit Plan.

         (4) The Company and the Sellers have no Liability for breach of fiduciary duty or any other failure to act or comply in connection with the administration, or investment of the assets, of any such Employee Benefit Plan. No action, suit, proceeding, hearing, or investigation with respect to the administration or the investment of the assets of any such Employee Benefit Plan (other than routine claims for benefits) is pending or, to the Knowledge of any of the Sellers and the directors and officers (and employees with responsibility for employee benefits matters) of the Company ERISA Group threatened. None of the Sellers and the directors and officers (and employees with responsibility for employee benefits matters) of the Company ERISA Group has any Knowledge of any Basis for any such action, suit, proceeding, hearing, or investigation.

    b) None of the Company ERISA Group maintains or ever has maintained or contributes, ever has contributed, or ever has been required to contribute to any Employee Welfare Benefit Plan providing medical, health, or life insurance or other welfare-type benefits for current or future retired or terminated employees, their spouses, or their dependents (other than in accordance with Code Sec. 4980B).

25.	Guaranties. The Company is not a guarantor or otherwise is
liable for any Liability or obligation (including indebtedness) of any other Person.

26.	Environment, Health, and Safety.

    a) To the Seller's and the Company's Knowledge, the Company, and its predecessors and Affiliates have complied with all Environmental, Health, and Safety Laws. No action, suit, proceeding, hearing, investigation, charge, complaint, claim, demand, or notice has been filed or commenced against any of them alleging any failure so to comply. Without limiting the generality of the preceding sentence, to the Seller's and the Company's Knowledge, each of the Company and its respective predecessors and Affiliates has obtained and been in compliance with all of the terms and conditions of all permits, licenses, and other authorizations which are required under, and has complied with all other limitations, restrictions, conditions, standards, prohibitions, requirements, obligations, schedules, and timetables which are contained in, all Environmental, Health, and Safety Laws.

    b) To the Seller's and the Company's Knowledge, the Company has no Liability (and none of the Company and its predecessors and Affiliates has handled or disposed of any substance, arranged for the disposal of any substance, exposed any employee or other individual to any substance or condition, or owned or operated any property or facility in any manner that could form the Basis for any present or future action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand against the Company giving rise to any Liability) for damage to any site, location, or body of water (surface or subsurface), for any illness of or personal injury to any employee or other individual, or for any reason under any Environmental, Health, and Safety Law.

27.	Disclosure.  The representations and warranties contained
in this part 4 do not contain any untrue statement of a material fact or omit to state any material fact necessary in order to make the statements and information contained in this part 4 not misleading.

E.	Pre-Closing Covenants.  The Parties agree as follows with
respect to the period between the execution of this Agreement and the Closing.

1.	General.  Each of the parties will use reasonable efforts
to take all action and to do all things necessary in order to consummate and make effective the transactions contemplated by this Agreement (including satisfaction, but not waiver, of the closing conditions set forth in part 7 below).

2.	Notices and Consents.  The Sellers will cause the Company
to give any notices to third parties, and will cause the Company to use commercially reasonable efforts to obtain any third-party consents required in connection with the transactions contemplated hereby.

3.	Operation of Business.  The Sellers will not cause or
permit the Company to engage in any practice, take any action, or enter into any transaction outside the Ordinary Course of Business. Without limiting the generality of the foregoing, the Sellers will not cause or permit the Company to declare, set aside, or pay any dividend or make any distribution with respect to its capital stock or redeem, purchase, or otherwise acquire any of its capital stock, or otherwise engage in any practice, take any action, or enter into any transaction of the sort described in paragraph 4.8 above, except as contemplated by the Pre-Closing Sales described in Exhibit "F".

4.	Preservation of Business.  Other than reductions in the
inventory pursuant to the Buyer's request, the Sellers will cause the Company to keep its business and properties substantially intact, including its present operations, physical facilities, working conditions, and relationships with lessors, licensors, suppliers, customers, and employees.

5.	Full Access.  Each of the Sellers will permit, and the
Sellers will cause the Company to permit, representatives of the Buyer to have full access at all reasonable times, and in a manner so as not to interfere with the normal business operations of the Company, to all premises, personnel, books, records (including Tax records), contracts, and documents of or pertaining to the Company.

6.	Notice of Developments.  The Sellers will give prompt
written notice to the Buyer of any material adverse development causing a breach of any of the representations and warranties in part 4 above.
Each Party will give prompt written notice to the others of any material adverse development causing a breach of any of his or its own representations and warranties in part 3 above. No disclosure by any Party pursuant to this paragraph 5.6, however, shall be deemed to amend or supplement the Disclosure Schedule or to prevent or cure any misrepresentation, breach of warranty, or breach of covenant.

7.	Exclusivity.  Except as contemplated by the Pre-Closing
Sales, none of the Sellers will (and the Sellers will not cause or permit the Company to) (i) solicit, initiate, or encourage the submission of any proposal or offer from any Person relating to the acquisition of any capital stock or other voting securities, or any substantial portion of the assets of the Company (including any acquisition structured as a merger, consolidation, or share exchange) or (ii) participate in any discussions or negotiations regarding, furnish any information with respect to, assist or participate in, or facilitate in any other manner any effort or attempt by any Person to do or seek any of the foregoing. None of the Sellers will vote their Shares in favor of any such acquisition structured as a merger, consolidation, or share exchange.
The Sellers will notify the Buyer immediately if any Person makes any proposal, offer, inquiry, or contact with respect to any of the foregoing.

F.	Post-Closing Covenants.  The Parties agree as follows with
respect to the period following the Closing.

1.	General.  In case at any time after the Closing any
further action is necessary or desirable to carry out the purposes of this Agreement, each of the parties will take such further action (including the execution and delivery of such further instruments and documents) as any other party reasonably may request, all at the sole cost and expense of the requesting party (unless the requesting party is entitled to indemnification therefor under part 8 below). The Sellers acknowledge and agree that from and after the Closing the Buyer will be entitled to possession of all documents, books, records (including Tax records), agreements, and financial data of any sort relating to the Company. The Buyers agree to take reasonable steps to safekeep such records.

2.	Litigation Support.  In the event and for so long as any
Party actively is contesting or defending against any action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand in connection with (i) any transaction contemplated under this Agreement or (ii) any fact, situation, circumstance, status, condition, activity, practice, plan, occurrence, event, incident, action, failure to act, or transaction on or prior to the Closing Date involving the Company, each of the other Parties will cooperate with him or it and his or its counsel in the contest or defense, make available their personnel, and provide such testimony and access to their books and records as shall be necessary in connection with the contest or defense, all at the sole cost and expense of the contesting or defending Party (unless the contesting or defending Party is entitled to indemnification therefor under paragraph 8 below).

3.	Transition.  None of the Sellers will take any action that
is designed or intended to have the effect of discouraging any lessor, licensor, customer, supplier, or other business associate of the Company from maintaining the same business relationships with the Company after the Closing as it maintained with the Company prior to the Closing. Each of the Sellers will refer all customer inquiries relating to the businesses of the Company to the Buyer from and after the Closing.

4.	Confidentiality.  Each of the Sellers will treat and hold
as such all of the Confidential Information, refrain from using any of the Confidential Information except in connection with this Agreement, and deliver promptly to the Buyer or destroy, at the request and option of the Buyer, all tangible expressions (and all copies) of the Confidential Information which are in his or its possession. In the event that any of the Sellers is requested or required (by oral question or request for information or documents in any legal proceeding, interrogatory, subpoena, civil investigative demand, or similar process) to disclose any Confidential Information, that Seller will notify the Buyer promptly of the request or requirement so that the Buyer may seek an appropriate protective order or waive compliance with the provisions of this paragraph 6.4. If, in the absence of a protective order or the receipt of a waiver hereunder, any of the Sellers is, on the advice of counsel, compelled to disclose any Confidential Information to any tribunal or else stand liable for contempt, that Seller may disclose the Confidential Information to the tribunal; provided, however, that the disclosing Seller shall use his or its best efforts to obtain, at the reasonable request of the Buyer, an order or other assurance that confidential treatment will be accorded to such portion of the Confidential Information required to be disclosed as the Buyer shall designate.

5.	Buyer Notes.  Each of the Buyer Notes will bear a legend
substantially in the following form:

THE PAYMENT OF PRINCIPAL AND INTEREST ON THIS NOTE IS SUBJECT TO CERTAIN RIGHTS OF SET-OFF AS SET FORTH IN A STOCK PURCHASE AGREEMENT DATED AS OF SEPTEMBER 30, 1997 (THE "PURCHASE AGREEMENT") AMONG THE ISSUER OF THIS NOTE AND THE ORIGINAL HOLDER HEREOF. THIS NOTE WAS ORIGINALLY ISSUED ON SEPTEMBER 30, 1997, AND HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED. THE TRANSFER OF THIS NOTE IS SUBJECT TO CERTAIN RESTRICTIONS SET FORTH IN THE PURCHASE AGREEMENT. THE ISSUER OF THIS NOTE WILL FURNISH A COPY OF THESE PROVISIONS TO THE HOLDER HEREOF WITHOUT CHARGE UPON WRITTEN REQUEST.

Each holder desiring to transfer a Buyer Note first must furnish the Buyer with (i) a written opinion of counsel satisfactory to the Buyer in form and substance satisfactory to the Buyer to the effect that the holder may transfer the Buyer Note as desired without registration under the Securities Act, and (ii) a written undertaking executed by the proposed transferee satisfactory to the Buyer in form and substance satisfactory to Buyer agreeing to be bound by the Set-Off provisions and the restrictions on transfer contained herein.

6.	Pre-Closing Sales.  The Sellers agree to fully indemnify
and promptly reimburse the Buyer for any Liability incurred or expenses incurred by the Buyer arising out of or in connection with the Pre-Closing Sales. The Sellers agree to cooperate fully with Buyer in connection with the defense of any such Liability and agree to provide Buyer access to all books and records related to the Pre-Closing Sales. This provision shall be in addition to the Buyers remedies set forth in part 8 and 9 hereof.

7.	Use of Name.  The Sellers shall, and the Seller shall
cause its Affiliates, to cease using the name "Adventure Marine" or any derivation thereof within six months of the Closing Date.

8.	Accounts Receivable.  (a) The Buyer shall, in the manner
provided in Paragraph 6.8(b), promptly reimburse the Sellers for any sums collected for Accounts Receivable in excess of 50% of the aggregate face amount of the Current Accounts Receivable. In the event the Buyer is unable to collect 50% of the face amount of the Current Accounts Receivable within 120 days of the Closing Date, the Buyer may, among other remedies, exercise its right to Set-Off under the Buyer Notes and the Other Buyer Notes and/or seek indemnification pursuant to the terms of this Agreement.

(b)	On the tenth day of each month following the Closing
Date, the Buyer shall deliver to Reinhold an accounting which details the amount of Accounts Receivable collected by the Buyer in the previous month. If the Buyer has collected in excess of 50% of the Current Accounts Receivable, the Buyer shall, at that time, reimburse Sellers for all amounts not previously paid to Sellers which Buyer has collected with respect to the Accounts Receivable in excess of 50% of the Current Accounts Receivable. The Buyer agrees to use diligent efforts to collect the Accounts Receivable. If, at any time after six months following the Closing Date, the Buyer has collected an amount in excess of 50% of all Current Accounts Receivable and the Buyer is unable to collect any of the Accounts Receivable, the Buyer shall, at the Seller's request, assign such uncollected Accounts Receivable to the Sellers.

9.	Non-Compete.

a)	To induce Buyer to consummate the transactions
contemplated by this Agreement, (i) John Reinhold agrees to execute the Noncompetition Agreement attached as Exhibit "I" and (ii)
Frederic D. Pace ("Pace") agrees that for a period of five (5) years after the date of this Agreement, he shall not, directly or indirectly, individually or as an employee, partner, officer, director, guarantor or shareholder or in any other capacity whatsoever:

(A)	solicit the business of customers of the Company or
the Business: or

(B) (i)     acquire any interest (by gift, purchase,
bequest, or otherwise), open, or operate any retail or wholesale business related to the marine industry (including, without limitation, brokerage activities, whether conducted in person or via computer) or enter into any franchise or other management agreement with any retail or wholesale business related to the marine industry or

    (ii) engage in any activities that enrich either of the Sellers at the expense of the Buyer or

    (iii) serve as an officer, director, employee, agent or consultant to any retail or wholesale business related to the marine industry,

within a 250 mile radius of Ft. Walton Beach, Florida or within a 250 mile radius of Key Largo, Florida.

b)	If any court of competent jurisdiction should
determine that any term or terms of this covenant are too broad with respect to time, geographic area, lines of commerce or otherwise, such court shall modify and revise any such term or terms so that they comply with applicable law.

c)      The provision set forth in this paragraph
6.09 shall terminate, upon the earlier of (i) five years after the date of this Agreement, or (ii) the termination of the employment
by the Buyer of Pace, unless such termination is "For Cause,.   The
term "For Cause" shall mean (i) Pace's gross neglect or willful misconduct in the discharge of his duties and responsibilities to the Buyer, as determined by the Board of Directors of the Buyer,
(ii) Pace's repeated failure to obey reasonable directions from the Buyer, (iii) any act of Pace's against the Buyer intended to enrich Pace at the expense of the Buyer, (iv) any willful act or omission by Pace having the effect of materially injuring the business or business relationships of the Buyer, or (v) Pace's commission of a felony or any crime involving moral turpitude, fraud or misrepresentation.

G.	Conditions to Obligation to Close.

1.	Conditions to Obligation of the Buyer.  The obligation
of the Buyer to consummate the transactions to be performed by it in connection with the Closing is subject to satisfaction of the following conditions:

    a) the representations and warranties set forth in paragraph 3.1 and part 4 above shall be true and correct in all material respects at and as of the Closing Date;

    b) the Sellers shall have performed and complied with all of their covenants hereunder in all material respects through the Closing;

    c) no action, suit, or proceeding shall be pending or threatened before any court or agency of any federal, state, local, or foreign jurisdiction or before any arbitrator wherein an unfavorable injunction, judgment, order, decree, ruling, or charge would (i) prevent consummation of any of the transactions contemplated by this Agreement, (ii) cause any of the transactions contemplated by this Agreement to be rescinded following consummation, (iii) affect adversely the right of the Buyer to own the Shares and to control the Company, or (iv) affect adversely the right of the Company to own its assets and to operate its businesses (and no such injunction, judgment, order, decree, ruling, or charge shall be in effect);

    d) the Sellers shall have delivered to the Buyer a certificate to the effect that each of the conditions specified above in paragraph 7.1(a)-(c) is satisfied in all respects;

    e) the Buyer shall have received from counsel to the Sellers an opinion in form and substance as set forth in Exhibit
"H" attached hereto, addressed to the Buyer, and dated as of the Closing Date;

    f) the Buyer shall have received the resignations, effective as of the Closing, of each director and officer of the Company;

    g) the Buyer shall have received satisfactory evidence in its sole discretion that Paul J. Roberts consented to the terms of this Agreement, has released the Company from any and all claims, and that the Sellers provided full disclosure regarding the terms of this Agreement and any other related agreements to Paul J. Roberts; and

    h)      the Buyer's acquisitions of the stock of Adventure
North and Adventure South shall have been consummated, or the Buyer is satisfied, in its sole discretion, that such transactions will be consummated immediately following consummation of the transactions contemplated hereby;

    i) John W. Reinhold shall have executed the Noncompetition Agreement attached hereto as Exhibit "I"

    j) the Buyers shall have received satisfactory evidence that the Excluded Assets have been transferred from the Company to the Sellers or an Affiliate of the Sellers and that the Excluded Liabilities have been assumed by the Sellers, or an Affiliate of the Sellers, without recourse to the Buyer, the Company or Travis Parent; and

    k) all actions to be taken by the Sellers in connection with consummation of the transactions contemplated hereby and all certificates, opinions, instruments, and other documents required to effect the transactions contemplated hereby will be reasonably satisfactory in form and substance to the Buyer.

The Buyer may waive any condition specified in this paragraph 7.1 if it executes a writing so stating at or prior to the Closing.

2. Conditions to Obligation of the Sellers. The obligation of the Sellers to consummate the transactions to be performed by them in connection with the Closing is subject to satisfaction of the following conditions:

    a) the representations and warranties set forth in paragraph 3.2 above shall be true and correct in all material respects at and as of the Closing Date;

    b) the Buyer shall have performed and complied with all of its covenants hereunder in all material respects through the Closing;

    c) no action, suit, or proceeding shall be pending or threatened before any court or agency of any federal, state, local, or foreign jurisdiction or before any arbitrator wherein an unfavorable injunction, judgment, order, decree, ruling, or charge would (i) prevent consummation of any of the transactions contemplated by this Agreement or (ii) cause any of the transactions contemplated by this Agreement to be rescinded following consummation (and no such injunction, judgment, order, decree, ruling, or charge shall be in effect);

    d) the Buyer shall have delivered to the Sellers a certificate to the effect that each of the conditions specified above in paragraph 7.2(a)-(c) is satisfied in all respects;

    e) the Sellers shall have received from counsel to the Buyer an opinion in form and substance as set forth in Exhibit
"J" attached hereto, addressed to the Sellers, and dated as of the Closing Date; and

    f) all actions to be taken by the Buyer in connection with consummation of the transactions contemplated hereby and all certificates, opinions, instruments, and other documents required to effect the transactions contemplated hereby will be reasonably satisfactory in form and substance to the Sellers.

The Sellers may waive any condition specified in this paragraph 7.2 if they execute a writing so stating at or prior to the Closing.

H.	Remedies

1.	Indemnification Provisions for Benefit of the Buyer.

    a) In the event any of the Sellers breaches (or in the event any third party alleges facts that, if true, would mean any of the Sellers has breached) any of the representations, warranties and covenants contained herein (other than those of the Sellers described in paragraph 8.1(b) and (c)), then each of the Sellers agrees jointly and severally to indemnify the Buyer from and against the entirety of any Adverse Consequences the Buyer may suffer, for a period of one year following the Closing Date, through and after the date of the claim for indemnification (including any Adverse Consequences the Buyer may suffer after the end of such one year period) resulting from, arising out of, relating to, in the nature of, or caused by the breach (or the alleged breach); provided, however, that (a) the Sellers shall have no obligations to indemnify the Buyer for any Adverse Consequences pursuant to this Section 8.1(a) for an amount in excess of (i) the Buyer Notes and (ii) the Other Buyer Notes, issued in connection with the sale of Adventure North and Adventure South and (b) the Buyer's exclusive remedy for any claims brought pursuant to this Section 8.1(a) shall be the right to Set-Off described in Section 8.5 hereof.

    b) Each of Sellers shall be obligated to fully and completely indemnify the Buyer, for an unlimited period of time following the Closing (subject to applicable statutes of limitation), from and against the entirety of any Adverse Consequences the Buyer may suffer resulting from, arising out of or relating to any Liability suffered as a result of (i) fraud by the Sellers or the Company (including without limitation any Adverse Consequences suffered by Buyer as a result of a breach of the Seller's representations in paragraph 3.1 (Representations and Warranties) hereof), (ii) a misrepresentation which the Sellers or the Company knew or reasonably should have known or been aware (including without limitation any Adverse Consequences suffered by Buyer as a result of employee misstatements to customers or others), (iii) claims by employees against the Company (including without limitation any Adverse Consequences suffered by Buyer as a result of the representations made by the Sellers and the Company in paragraph 4.24 (Employee Benefits) hereof), (iv) Taxes (including without limitation any Adverse Consequences suffered by Buyer as a result of the representations made by the Sellers and the Company in paragraph 4.11 (Tax Matters) hereof, and (v) claims by any of the current or former shareholders of the Company, Adventure North or Adventure South against the Company, Adventure North, Adventure South or the Buyer and its affiliates.

    c) Each of the Sellers shall be obligated to fully and completely indemnify the Buyer for an unlimited period of time following Closing (subject to applicable statutes of limitation) from and against the entirety of any Adverse Consequences the Buyer may suffer resulting from, arising out of, relating to, in the nature of, or caused by any Liability of any of the Company
(i) for any Taxes of the Company with respect to any Tax year or portion thereof ending on or before the Closing Date (or for any Tax year beginning before and ending after the Closing Date to the extent allocable (determined in a manner consistent with paragraph 9.2 below) to the portion of such period beginning before and ending on the Closing Date), to the extent such Taxes are not reflected in the Tax Reserve or have not been paid to the Buyer pursuant to paragraph 9.1 below, and (ii) for the unpaid Taxes of any Person (other than any of the Company) under Treas. Reg. 1.1502-6 (or any similar provision of state, local, or foreign law), as a transferee or successor, by contract, or otherwise suffer.

2.	Indemnification Provisions for Benefit of the Sellers.
The representations, warranties and covenants of the Buyer shall survive the Closing and continue in full force and effect for a period of one year. In the event the Buyer breaches (or in the event any third party alleges facts that, if true, would mean the Buyer has breached) any of its representations, warranties, and covenants contained herein, provided that any of the Sellers makes a written claim for indemnification against the Buyer within such one year period, then the Buyer agrees to indemnify each of the Sellers from and against any Adverse Consequences the Seller may suffer through and after the date of the claim for indemnification (including any Adverse Consequences the Seller may suffer after the end of any applicable survival period) resulting from, arising out of, relating to, in the nature of, or caused by the breach (or the alleged breach). Furthermore, the Buyer agrees to fully and completely indemnify the Sellers for any Adverse Consequences suffered by the Sellers as a result of any action or omission by the Company following the Closing Date; provided, however, that (i) in the case of Adverse Consequences involving a series of actions or omissions by the Company, the Buyer shall not indemnify Sellers for any liability created by the Company prior to the Closing Date, and (ii) this provision shall not apply to Frederic Pace for any Adverse Consequences suffered by Pace arising out of or in connection with Pace's employment with the Company or the Buyer subsequent to the Closing Date.

3.	Matters Involving Third Parties.

    a) If any third party shall notify any party (the "Indemnified Party") with respect to any matter (a "Third Party Claim") which may give rise to a claim for indemnification against any other Party (the "Indemnifying Party") under this part 8, then the Indemnified Party shall promptly notify each Indemnifying Party thereof in writing; provided, however, that no delay on the part of the Indemnified Party in notifying any Indemnifying Party shall relieve the Indemnifying Party from any obligation hereunder unless (and then solely to the extent) the Indemnifying Party thereby is prejudiced.

    b) Any Indemnifying Party will have the right to defend the Indemnified Party against the Third Party Claim with counsel of its choice reasonably satisfactory to the Indemnified Party so long as (i) the Indemnifying Party notifies the Indemnified Party in writing within 15 days after the Indemnified Party has given notice of the Third Party Claim that the Indemnifying Party will indemnify the Indemnified Party from and against the entirety of any Adverse Consequences the Indemnified Party may suffer resulting from, arising out of, relating to, in the nature of, or caused by the Third Party Claim, (ii) the Indemnifying Party provides the Indemnified Party with evidence reasonably acceptable to the Indemnified Party that the Indemnifying Party will have the financial resources to defend against the Third Party Claim and fulfill its indemnification obligations hereunder, (iii) the Third Party Claim involves only money damages and does not seek an injunction or other equitable relief, (iv) settlement of, or an adverse judgment with respect to, the Third Party Claim is not, in the good faith judgment of the Indemnified Party, likely to establish a precedential custom or practice materially adverse to the continuing business interests of the Indemnified Party, and (v) the Indemnifying Party conducts the defense of the Third Party Claim actively and diligently.

    c) So long as the Indemnifying Party is conducting the defense of the Third Party Claim in accordance with paragraph 8.3(b) above, (i) the Indemnified Party may retain separate co-counsel at its sole cost and expense and participate in the defense of the Third Party Claim, (ii) the Indemnified Party will not consent to the entry of any judgment or enter into any settlement with respect to the Third Party Claim without the prior written consent of the Indemnifying Party (not to be unreasonably withheld), and (iii) the Indemnifying Party will not consent to the entry of any judgment or enter into any settlement with respect to the Third Party Claim without the prior written consent of the Indemnified Party (not to be unreasonably withheld).

    d) In the event any of the conditions in paragraph 8.3(b) above is or becomes unsatisfied, however, (i) the Indemnified Party may defend against, and consent to the entry of any judgment or enter into any settlement with respect to, the Third Party Claim in any manner it reasonably may deem appropriate (and the Indemnified Party need not consult with, or obtain any consent from, any Indemnifying Party in connection therewith),
(ii) the Indemnifying Parties will reimburse the Indemnified
Party promptly and periodically for the costs of defending against the Third Party Claim (including reasonable attorneys' fees and expenses), and (iii) the Indemnifying Parties will remain responsible for any Adverse Consequences the Indemnified Party may suffer resulting from, arising out of, relating to, in the nature of, or caused by the Third Party Claim to the fullest extent provided in this part 8.

4.	Determination of Adverse Consequences.  The parties
shall take into account the time cost of money (using the Applicable Rate as the discount rate) in determining Adverse Consequences for purposes of this part 8. All indemnification payments under this part 8 shall be deemed adjustments to the Purchase Price.

5.	Set-off Under Buyer Notes.  The Buyer shall have the
option of recouping all or any part of any Adverse Consequences it may suffer (in lieu of seeking any indemnification to which it is entitled under this part 8); such right shall be exercisable by Buyer by notifying the Sellers that the Buyer is reducing the principal amount outstanding under the Buyer Notes. This shall affect the timing and amount of payments required under the Buyer Notes in the same manner as if the Buyer had made a permitted prepayment (without premium or penalty) thereunder. The Buyer shall offset against each Buyer Note based on each Seller's percentage ownership of the Company, based upon the information contained in paragraph 4.2 of the Disclosure Schedule. If the Buyer discovers an Adverse Consequence prior to the maturity of the Buyer Note (the "Maturity Date,), but is unable, in good faith, to determine with specificity the amount of the Adverse Consequence and, therefore, does not exercise its right of Set-Off prior to the Maturity Date, the Maturity Date shall be deemed to be extended until the Buyer can determine the amount of the Adverse Consequence and exercise its right of Set-Off. The extension of the Maturity Date hereunder shall not be considered an event of default under the Buyer Note and no late payment shall be payable as a result of the extension of the Maturity Date. Following any set-off by Buyer against the Buyer Note which in the aggregate is equal to the full amount thereof, Buyer shall be permitted to set-off unsatisfied Adverse Consequences arising under this Agreement against the Other Buyer Notes, issued in connection with the sale of Adventure North and Adventure South.

6.	Other Indemnification Provisions.  The foregoing
indemnification provisions are in addition to, and not in derogation of, any statutory, equitable, or common law remedy any party may have for breach of representation, warranty, or covenant. Each of the Sellers hereby agrees that he or it will not make any claim for indemnification against the Company by reason of the fact that he or it was a director, officer, employee, or agent of any such entity or was serving at the request of any such entity as a partner, trustee, director, officer, employee, or agent of another entity (whether such claim is for judgments, damages, penalties, fines, costs, amounts paid in settlement, losses, expenses, or otherwise and whether such claim is pursuant to any statute, charter document, bylaw, agreement, or otherwise) with respect to any action, suit, proceeding, complaint, claim, or demand brought by the Buyer against such Seller (whether such action, suit, proceeding, complaint, claim, or demand is pursuant to this Agreement, applicable law, or otherwise).

I.	Tax Matters.  The following provisions shall govern the
allocation of responsibility as between Buyer and Sellers for certain Tax matters following the Closing Date:

1.	Tax Periods Ending on or Before the Closing Date.
Buyer shall prepare or cause to be prepared and file or cause to be filed all Tax Returns for the Company for all periods ending on or prior to the Closing Date which are filed after the Closing Date. Buyer shall permit the Sellers to review and comment on each such Tax Return described in the preceding sentence prior to filing. Sellers shall reimburse Buyer for Taxes of the Company with respect to such periods within fifteen (15) days after payment by Buyer of such Taxes to the extent such Taxes are not reflected in the Tax Reserve. Buyer shall be permitted to Set-Off against the Buyer Note to pay any such Taxes.

2.	Tax Periods Beginning Before and Ending After the
Closing Date. Buyer shall prepare or cause to be prepared and file or cause to be filed any Tax Returns of the Company for Tax periods which begin before the Closing Date and end after the Closing Date. Sellers shall pay to Buyer within fifteen (15) days after the date on which Taxes are paid with respect to such periods an amount equal to the portion of such Taxes which relates to the portion of such Taxable period ending on the Closing Date to the extent such Taxes are not reflected in the Tax Reserve. For purposes of this Section, in the case of any Taxes that are imposed on a periodic basis and are payable for a Taxable period that includes (but does not end on) the Closing Date, the portion of such Tax which relates to the portion of such Taxable period ending on the Closing Date shall (i) in the case of any Taxes other than Taxes based upon or related to income or receipts, be deemed to be the amount of such Tax for the entire Taxable period multiplied by a fraction the numerator of which is the number of days in the Taxable period ending on the Closing Date and the denominator of which is the number of days in the entire Taxable period, and (ii) in the case of any Tax based upon or related to income or receipts be deemed equal to the amount which would be payable if the relevant Taxable period ended on the Closing Date. Any credits relating to a Taxable period that begins before and ends after the Closing Date shall be taken into account as though the relevant Taxable period ended on the Closing Date. All determinations necessary to give effect to the foregoing allocations shall be made in a manner consistent with prior practice of the Company.

3.	Cooperation on Tax Matters.

(i)	Buyer, the Company and Sellers shall cooperate
fully, as and to the extent reasonably requested by the other party, in connection with the filing of Tax Returns pursuant to this Part 9 and any audit, litigation or other proceeding with respect to Taxes. Such cooperation shall include the retention and (upon the other party's request) the provision of records and information which are reasonably relevant to any such audit, litigation or other proceeding and making employees available on a mutually convenient basis to provide additional information and explanation of any material provided hereunder. The Company and Sellers agree (A) to retain all books and records with respect to Tax matters pertinent to the Company relating to any taxable period beginning before the Closing Date until the expiration of the statute of limitations (and, to the extent notified by Buyer or Sellers, any extensions thereof) of the respective taxable periods, and to abide by all record retention agreements entered into with any taxing authority, and (B) to give the other party reasonable written notice prior to transferring, destroying or discarding any such books and records and, if the other party so requests, the Company or Sellers, as the case may be, shall allow the other party to take possession of such books and records.

(ii)	Buyer and Sellers further agree, upon request, to
use their best efforts to obtain any certificate or other document from any governmental authority or any other Person as may be necessary to mitigate, reduce or eliminate any Tax that could be imposed (including, but not limited to, with respect to the transactions contemplated hereby).

(iii)	Buyer and Sellers further agree, upon
request, to provide the other party with all information that either party may be required to report pursuant to Section 6043 of the Code and all Treasury Department Regulations promulgated thereunder.

4.	Tax Sharing Agreements.  All tax sharing agreements or
similar agreements, if any, with respect to or involving the Company shall be terminated as of the Closing Date and, after the Closing Date, the Company shall not be bound thereby or have any liability thereunder.

5.	Certain Taxes.  All transfer, documentary, sales, use,
stamp, registration and other such Taxes and fees (including any penalties and interest) incurred in connection with this Agreement shall be paid by Sellers when due, and Sellers will, at their own expense, file all necessary Tax Returns and other documentation with respect to all such transfer, documentary, sales, use, stamp, registration and other Taxes and fees, and, if required by applicable law, Buyer will, and will cause its affiliates to, join in the execution of any such Tax Returns and other documentation.

J.	Termination.

1.	Termination of Agreement.  Certain of the parties may
terminate this Agreement as provided below:

    a) the Buyer and both Sellers may terminate this Agreement by mutual written consent at any time prior to the Closing;

    b) the Buyer may terminate this Agreement by giving written notice to the Sellers on or before the 10th day following the date of this Agreement if the Buyer is not satisfied with the results of its continuing business, legal, and accounting due diligence regarding the Company;

    c) the Buyer may terminate this Agreement by giving written notice to the Sellers at any time prior to the Closing
(i) in the event any of the Sellers has breached any material representation, warranty, or covenant contained in this Agreement in any material respect, the Buyer has notified the Sellers of the breach, and the breach has continued without cure for a period of 5 days after the notice of breach, or (ii) if the Closing shall not have occurred on or before September 30, 1997, by reason of the failure of any condition precedent under paragraph 7.1 hereof (unless the failure results primarily from the Buyer itself breaching any representation, warranty, or covenant contained in this Agreement); and

    d) the Sellers may terminate this Agreement by giving written notice to the Buyer at any time prior to the Closing (i) in the event the Buyer has breached any material representation, warranty, or covenant contained in this Agreement in any material respect, any of the Sellers has notified the Buyer of the breach, and the breach has continued without cure for a period of 5 days after the notice of breach or (ii) if the Closing shall not have occurred on or before September 30, 1997, by reason of the failure of any condition precedent under paragraph 7.2 hereof (unless the failure results primarily from any of the Sellers themselves breaching any representation, warranty, or covenant contained in this Agreement).

2.	 Effect of Termination.  If any party terminates this
Agreement pursuant to paragraph 10.1 above, all rights and obligations of the parties hereunder shall terminate without any Liability of any party to any other party (except for any Liability of any party then in breach).

K.	Miscellaneous.

1.	Nature of Certain Obligations.

    (i)     The covenants of each of the Sellers in paragraph
2.1 above concerning the sale of his or its Company Shares to the Buyer and the representations and warranties of each of the Sellers in paragraph 3.1(a) through (d) above concerning the transaction are several obligations. This means that the particular Seller making the representation, warranty, or covenant will be solely responsible to the extent provided in part 8 above for any Adverse Consequences the Buyer may suffer as a result of any breach thereof.

    (ii) The remainder of the representations, warranties, and covenants in this Agreement, including paragraph 3.1(c), are joint and several obligations. This means that each Seller will be responsible to the extent provided in part 8 above for the entirety of any Adverse Consequences the Buyer may suffer as a result of any breach thereof.

2.	Press Releases and Public Announcements.  No party
shall issue any press release or make any public announcement relating to the subject matter of this Agreement without the prior written approval of the Buyer and the Sellers; provided, however, that any party may make any public disclosure it believes in good faith is required by applicable law or any listing or trading agreement concerning its publicly-traded securities (in which case the disclosing Party will use its reasonable efforts to advise the other Parties prior to making the disclosure).

3.	No Third-Party Beneficiaries.  This Agreement shall not
confer any rights or remedies upon any Person other than the parties and their respective successors and permitted assigns.

4.	Entire Agreement.  This Agreement (including the
documents referred to herein) constitutes the entire agreement among the parties and supersedes any prior understandings, agreements, or representations by or among the Parties, written or oral, to the extent they related in any way to the subject matter hereof. Typewritten or handwritten provisions inserted in this Agreement shall control all printed provisions in conflict therewith, provided the typewritten or handwritten provision is initialed and dated by each of the parties to this Agreement.

5.	Succession and Assignment.  This Agreement shall be
binding upon and inure to the benefit of the parties named herein and their respective successors and permitted assigns. No party may assign either this Agreement or any of his or its rights, interests, or obligations hereunder without the prior written approval of the Buyer and the Sellers; provided, however, that the Buyer may (i) assign any or all of its rights and interests hereunder to one or more of its Affiliates and (ii) designate one or more of its Affiliates to perform its obligations hereunder (in any or all of which cases the Buyer nonetheless shall remain responsible for the performance of all of its obligations hereunder).

6.	Counterparts.  This Agreement may be executed in one or
more counterparts, each of which shall be deemed an original but all of which together will constitute one and the same instrument.

7.	Headings.  The paragraph headings contained in this
Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

8.	Notices.  All notices, requests, demands, claims, and
other communications hereunder will be in writing. Any notice, request, demand, claim, or other communication hereunder shall be deemed duly given if (and then two business days after) it is sent by registered or certified mail, return receipt requested, postage prepaid, and addressed to the intended recipient as set forth below:

  If to the Sellers:                         Copy to:

  c/o John Reinhold                          H. Bart Fleet
                                             Chesser, Wingard, Barr, Whitney,
                                                Flowers & Fleet, P.A.
                                             1201 Eglin Parkway
                                             Shalimar, Florida 32579
                                             Telecopy: (850) 651-6084

  If to the Buyer:                          Copy to:

  Travis Boating Center Florida, Inc.       J. Rowland Cook
  Attn: Michael B. Perrine                  Jenkens & Gilchrist,
                                              A Professional Corporation
  5000 Plaza on the Lake, #250              600 Congress Avenue, Suite 2200
  Austin, Texas 78746                       Austin, Texas 78701
  Telecopy: (512) 329-0480                  Telecopy: (512) 404-3520

Any Party may send any notice, request, demand, claim, or other communication hereunder to the intended recipient at the address set forth above using any other means (including personal delivery, expedited courier, messenger service, telecopy, telex, ordinary mail, or electronic mail), but no such notice, request, demand, claim, or other communication shall be deemed to have been duly given unless and until it actually is received by the intended recipient. Any Party may change the address to which notices, requests, demands, claims, and other communications hereunder are to be delivered by giving the other Parties notice in the manner herein set forth.

9.	Governing Law and Venue.  This Agreement shall be
governed by and construed in accordance with the laws of the State of Florida. Venue for any proceeding brought hereunder shall lie in Escambia County, Florida.

10.	Amendments and Waivers.  No amendment of any provision
of this Agreement shall be valid unless the same shall be in writing and signed by the Buyer and the Sellers. No waiver by any Party of any default, misrepresentation, or breach of warranty or covenant hereunder, whether intentional or not, shall be deemed to extend to any prior or subsequent default, misrepresentation, or breach of warranty or covenant hereunder or affect in any way any rights arising by virtue of any prior or subsequent such occurrence.

11.	Severability.  Any term or provision of this Agreement
that is invalid or unenforceable in any situation in any jurisdiction shall not affect the validity or enforceability of the remaining terms and provisions hereof or the validity or enforceability of the offending term or provision in any other situation or in any other jurisdiction.

12.	Expenses.  Each of the Parties will bear his own costs
and expenses (including legal fees and expenses) incurred in connection with this Agreement and the transactions contemplated hereby. The Sellers agree that the Company has not borne or will not bear any of the Sellers' costs and expenses (including any of their legal fees, expenses or fees to be paid to brokers) in connection with this Agreement or any of the transactions contemplated hereby.

13.	Construction.  The parties have participated jointly in
the negotiation and drafting of this Agreement. In the event an ambiguity or question of intent or interpretation arises, this Agreement shall be construed as if drafted jointly by the parties and no presumption or burden of proof shall arise favoring or disfavoring any party by virtue of the authorship of any of the provisions of this Agreement. Any reference to any federal, state, local, or foreign statute or law shall be deemed also to refer to all rules and regulations promulgated thereunder, unless the context requires otherwise. The word "including, shall mean including without limitation. The parties intend that each representation, warranty, and covenant contained herein shall have independent significance. If any party has breached any representation, warranty, or covenant contained herein in any respect, the fact that there exists another representation, warranty, or covenant relating to the same subject matter (regardless of the relative levels of specificity) which the party has not breached shall not detract from or mitigate the fact that the party is in breach of the first representation, warranty, or covenant.

14.	Incorporation of Exhibits and Schedules.  The Exhibits
and Schedules identified in this Agreement are incorporated herein by reference and made a part hereof.

15.	Specific Performance.  Each of the parties acknowledges
and agrees that the other parties would be damaged irreparably in the event any of the provisions of this Agreement are not performed in accordance with their specific terms or otherwise are breached. Accordingly, each of the parties agrees that the other parties shall be entitled to an injunction or injunctions to prevent breaches of the provisions of this Agreement and to enforce specifically this Agreement and the terms and provisions hereof in any action instituted in any court of the United States or any state thereof having jurisdiction over the parties and the matter (subject to the provisions set forth in paragraph 11.9), in addition to any other remedy to which they may be entitled, at law or in equity.

16.	Attorney's Fees.  In connection with any breach,
default, collection, or litigation, including appellate proceedings, arising out of this Agreement, the prevailing party shall be entitled to recover reasonable attorney's fees and costs.

17.	Further Cooperation.  The parties to this Agreement
shall execute and deliver, or cause to be executed and delivered, on the Closing Date or at such other times as may reasonably be agreed upon, such additional instruments as the other party may reasonably request for the purpose of carrying out the transactions contemplated hereby. Additionally, each of the parties hereto agree to allow the other parties reasonable access to the books and records of the Company and the Sellers related to the transactions contemplated hereby.

                              *   *   *   *   *

 	IN WITNESS WHEREOF, the Parties hereto have executed this Agreement as of the date first above written.


                                         TRAVIS BOATING CENTER FLORIDA, INC.

                                         By: ____/S/________________________
                                         Name: MICHAEL B. PERRINE
                                         Title: CFO, SECRETARY, TREASURER


                                         SELLERS

                                         _____/S/_______________________________
                                         Frederic D. Pace


                                         ____/S/________________________________
                                         John W. Reinhold





      				EXHIBIT 10.35


                           STOCK PURCHASE AGREEMENT


                                  AMONG

                      TRAVIS BOATING CENTER FLORIDA, INC.
                                ("BUYER",)

                                   AND

                             JOHN W. REINHOLD
                               ("SELLER",)





                            SEPTEMBER 30, 1997



                      PROVIDING FOR THE PURCHASE OF
                       100% OF THE COMMON STOCK OF
                   ADVENTURE MARINE AND OUTDOORS, INC.,
                         A FLORIDA CORPORATION

                             TABLE OF CONTENTS






1.      Definitions
2.       Purchase and Sale of Company Shares
  2.1.     Basic Transaction
  2.2.    Purchase Price
  2.3.     The Closing
  2.4.     Deliveries at the Closing
  2.5.    Post Closing Adjustments.
3.       Representations and Warranties Concerning the Transaction
  3.1.     Representations and Warranties of the Seller
  3.2.    Representations and Warranties of the Buyer
4.      Representations and Warranties Concerning the Company.
  4.1.    Organization, Qualification, and Corporate Power
  4.2.    Capitalization
  4.3.    Noncontravention
  4.4.    Brokers' Fees
  4.5.    Title to Assets
  4.6.    Subsidiaries
  4.7.    Financial Statements
  4.8.    Events Subsequent to Most Recent Fiscal Year End
  4.9.    Undisclosed Liabilities
  4.10.   Legal Compliance
  4.11.   Tax Matters
  4.12.   Real Property
  4.13.   Intellectual Property
  4.14.   Tangible Assets
  4.15.    Condition of Assets.
  4.16.    Contracts
  4.17.   Notes and Accounts Receivable
  4.18.   Powers of Attorney
  4.19.   Insurance
  4.20.   Litigation
  4.21.   Product Warranty
  4.22.   Product Liability.
  4.23.   Employees.
  4.24.   Employee Benefits.
  4.25.   Guaranties
  4.26.   Environment, Health, and Safety
  4.27.   Disclosure
5.      Pre-Closing Covenants.
  5.1.    General.
  5.2.    Notices and Consents.
  5.3.    Operation of Business.
  5.4.    Preservation of Business.
  5.5.    Full Access.
  5.6.    Notice of Developments.
  5.7.    Exclusivity.
6.      Post-Closing Covenants
  6.1.    General
  6.2.    Litigation Support
  6.3.    Transition
  6.4.    Confidentiality
  6.5.    Buyer Note
  6.6.    Registration of Travis Parent Stock
  6.7.    Pre-Closing Sales
  6.8.    Use of Name
  6.9.    Accounts Receivable.
  6.10.   Non-Compete.
7.      Conditions to Obligation to Close
  7.1.    Conditions to Obligation of the Buyer
  7.2.    Conditions to Obligation of the Seller
8.      Remedies
  8.1.    Indemnification Provisions for Benefit of the Buyer
  8.2.    Indemnification Provisions for Benefit of the Seller
  8.3.    Matters Involving Third Parties
  8.4.    Determination of Adverse Consequences
  8.5.    Set-off Under Buyer Note
  8.6.    Other Indemnification Provisions
9.      Tax Matters
  9.1.    Tax Periods Ending on or Before the Closing Date
  9.2.    Tax Periods Beginning Before and Ending After the Closing Date
  9.3.    Cooperation on Tax Matters
  9.4.    Tax Sharing Agreements
  9.5.    Certain Taxes
10.     Termination
  10.1.   Termination of Agreement
  10.2.    Effect of Termination
11.     Miscellaneous
  11.1.
  11.2.   Press Releases and Public Announcements
  11.3.   No Third-Party Beneficiaries
  11.4.   Entire Agreement
  11.5.   Succession and Assignment
  11.6.   Counterparts
  11.7.   Headings
  11.8.   Notices
  11.9.   Governing Law and Venue
  11.10.  Amendments and Waivers
  11.11.  Severability
  11.12.  Expenses
  11.13.  Construction
  11.14.  Incorporation of Exhibits and Schedules
  11.15.  Specific Performance
  11.16.  Attorney's Fees
  11.17.  Further Cooperation.

                           STOCK PURCHASE AGREEMENT

This Stock Purchase Agreement ("Agreement",) is entered into on
September 30, 1997, by and among TRAVIS BOATING CENTER FLORIDA, INC. a Texas corporation (the "Buyer",), and JOHN W. REINHOLD (the "Seller",).

                                   Recitals:

The Seller owns all of the outstanding capital stock of Adventure
Marine & Outdoors, Inc., a Florida corporation (the "Company",).

This Agreement contemplates a transaction in which the Buyer will purchase from the Seller, and the Seller will sell to the Buyer, all of the outstanding capital stock of the Company in return for (i) cash, (ii) shares of voting common stock of Travis Boats & Motors, Inc., a Texas corporation, the sole shareholder of the Buyer ("Travis Parent",), and
(iii) the Buyer Note (as defined below).

Now, therefore, in consideration of the premises and the mutual promises, of the representations, warranties, and covenants contained herein, the parties agree as follows.

A.	Definitions.

    "Accounts Receivable", means all of the accounts receivable of the Company, as listed on Exhibit "A",.

    "Adventure Brokerage", means Adventure Boat Brokerage, Inc., a Florida corporation.

    "Adventure Brokerage Stock Purchase Agreement", means the Stock Purchase Agreement, dated as of September 30, 1997, between the Buyer, the Seller and Frederic Pace, providing for the sale of 100% of the common stock of Adventure Brokerage to the Buyer.

    "Adventure South", means Adventure Marine South, Inc., a Florida corporation.

    "Adverse Consequences", means all actions, suits, proceedings, hearings, investigations, charges, complaints, claims, demands, injunctions, judgments, orders, decrees, rulings, damages, dues, penalties, fines, costs, amounts paid in settlement, Liabilities, obligations, Taxes, liens, losses, expenses, and fees, including court costs and attorneys' fees and expenses.

    "Affiliate", has the meaning set forth in Rule 12b-2 promulgated under the Securities Exchange Act.

    "Affiliated Group", means any affiliated group within the meaning of Code Sec. 1504 or any similar group defined under a similar provision of state, local or foreign law.

    "Applicable Rate", means 7 1/2%.

    "Assets", means all properties, privileges, rights, interests and claims, personal, tangible and intangible, of every type and description (including, without limitation, New Boats, Motors, and Trailers, Used Boats, Motors, and Trailers, Parts, Accessories, Miscellaneous Assets, Intellectual Property, Deposits, Accounts Receivable and Boat Show Rights) that are used, or held for use, by the Company or the Seller in the Business and in which the Company or the Seller has any right, title or interest (or in which the Company or the Seller hereafter acquires any right, title or interest on or before the Closing Date), but specifically excludes all Excluded Assets.

    "Basis", means any past or present fact, situation, circumstance, status, condition, activity, practice, plan, occurrence, event, incident, action, failure to act, or transaction that forms or could form the basis for any specified consequence.

    "Boat Shows", means all boat shows at which the Company has had a booth or made a presentation in any of the last five (5) years.

    "Boat Show Rights", means all of the Company's agreements for space at Boat Shows, including common stock and other ownership rights in corporations, partnerships, and other types of entities holding Boat Shows.

    "Business", means the retail and wholesale sales and service of boats, motors, trailers, marine accessories and water sporting goods at the store located in Key Largo, Florida, and at Boat Shows attended by the representatives of the Company.

    "Buyer", has the meaning set forth in the preface above.

    "Buyer Note", has the meaning set forth in paragraph 2.2 below.

    "Closing", has the meaning set forth in paragraph 2.3 below.

    "Closing Date", has the meaning set forth in paragraph 2.3 below.

    "Code", means the Internal Revenue Code of 1986, as amended.

    "Company Share", or "Share", means any share of the Common Stock, par value $1.00 per share, of the Company.

    "Confidential Information", means any information concerning the businesses and affairs of the Company and its Subsidiaries that is not already generally available to the public.

    "Controlled Group of Corporations", has the meaning set forth in Code Sec. 1563.

    "Current Accounts Receivable", means those Accounts Receivable of the Company that are (i) aged less than 60 days as of the Closing Date, and
(ii) are not Accounts Receivable due from Affiliates of the Seller or the Company. The Current Accounts Receivable are identified on the list of Accounts Receivable on Exhibit "A",.

    "Deposits", means all customer prepaids, tax deposits, utility deposits and deposits relating to customer special orders as of the Closing Date.

    "Disclosure Schedule", has the meaning set forth in part 4 below.

    "Employee Benefit Plan", means any (a) nonqualified deferred compensation or retirement plan or arrangement which is an Employee Pension Benefit Plan, (b) qualified defined contribution retirement plan or arrangement which is an Employee Pension Benefit Plan, (c) qualified defined benefit retirement plan or arrangement which is an Employee Pension Benefit Plan (including any Multiemployer Plan), or (d) Employee Welfare Benefit Plan or material fringe benefit plan or program.

    "Employee Pension Benefit Plan", has the meaning set forth in ERISA
Sec. 3(2).

    "Employee Welfare Benefit Plan", has the meaning set forth in ERISA
Sec. 3(1).

    "Environmental, Health, and Safety Laws", means the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Resource Conservation and Recovery Act of 1976, and the Occupational Safety and Health Act of 1970, each as amended, together with all other laws (including rules, regulations, codes, plans, injunctions, judgments, orders, decrees, rulings, and charges thereunder) of federal, state, local, and foreign governments (and all agencies thereof) concerning pollution or protection of the environment, public health and safety, or employee health and safety, including laws relating to emissions, discharges, releases, or threatened releases of pollutants, contaminants, or chemical, industrial, hazardous, or toxic materials or wastes into ambient air, surface water, ground water, or lands or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport, or handling of pollutants, contaminants, or chemical, industrial, hazardous, or toxic materials or wastes.

    "ERISA", means the Employee Retirement Income Security Act of 1974, as amended.

    "Excluded Assets", means those assets of the Company that will be assigned to the Seller or an Affiliate of the Seller immediately prior to Closing. The Excluded Assets are listed on Exhibit "B", to this
Agreement. All inventory on loan or consignment shall be Excluded Assets, regardless of whether such items are specifically listed in Exhibit "B".,

    "Excluded Liabilities", means those liabilities and obligations of the Company to be assumed by the Seller, or an Affiliate of the Seller, prior to the Closing. The Excluded Liabilities are listed on Exhibit "C".,

    "Extremely Hazardous Substance", has the meaning set forth in Sec. 302 of the Emergency Planning and Community Right-to-Know Act of 1986, as amended.

    "Fiduciary", has the meaning set forth in ERISA Sec. 3(21).

    "Financial Statement", has the meaning set forth in paragraph 4.5 below.

    "Indemnified Party", has the meaning set forth in paragraph 7.4 below.


    "Intellectual Property", means (a) all inventions (whether patentable or unpatentable and whether or not reduced to practice), all improvements thereto, and all patents, patent applications, and patent disclosures, together with all reissuances, continuations, continuations-in- part, revisions, extensions, and reexaminations thereof, (b) all trademarks, service marks, trade dress, logos, trade names, and corporate names, together with all translations, adaptations, derivations, and combinations thereof and including all goodwill associated therewith, and all applications, registrations, and renewals in connection therewith, including without limitations all rights in and to "Adventure Marine", and "Adventure Boat Brokerage", and any derivations thereof, (c) all copyrightable works, all copyrights, and all applications, registrations, and renewals in connection therewith, (d) all mask works and all applications, registrations, and renewals in connection therewith, (e) all trade secrets and confidential business information related to the Business and the Company (including rights of publicity, customer lists, supplier lists, ideas, research and development, know-how, formulas, compositions, manufacturing and production processes and techniques, technical data, designs, drawings, specifications, pricing and cost information, and business and marketing plans and proposals), (f) all computer software (including data and related documentation), (g) all other proprietary rights, and (h) all copies and tangible embodiments thereof (in what ever form or medium).

    "Inventory", means the inventory of the Company based on a physical inspection of the Company as of the Closing Date. Used inventory shall be subject to a mutually agreeable value among the parties, but in no case shall any used inventory value exceed the current "wholesale value" as set forth in the most recent "Yellow", used boat guide or such other used boat reference as may be mutually agreeable.

    "Invoice", means a document reflecting a manufacturer's cost of Assets and related options or accessories on such Assets.

    "Knowledge",  means actual knowledge after reasonable investigation.

    "Liability", means any liability of the Company (whether known or unknown, whether asserted or unasserted, whether absolute or contingent, whether accrued or unaccrued, whether liquidated or unliquidated, and whether due or to become due), including without limitation any liability for Taxes, payroll expenses, operating expenses, insurance audit expense, accounts payable to third parties, the Seller, Frederic Pace and to affiliates of the Seller and Frederic Pace, lease payment and interest payments.

    "Miscellaneous Assets", means all furniture, fixtures, vehicles, leasehold improvements, equipment and other assets of the Company, including all Rebates for products previously sold for which no Rebate has been paid to the Company.

    "Most Recent Balance Sheet", means the balance sheet contained within the Most Recent Financial Statements.

    "Most Recent Financial Statements", has the meaning set forth in paragraph 4.7 below.

    "Most Recent Fiscal Month End", has the meaning set forth in paragraph 4.7 below.

   "Multiemployer Plan",  has the meaning set forth in ERISA Sec. 3(37).

    "New Boats, Motors, and Trailers", means all new boats, motors, and trailers owned by the Company. The value of New Boats, Motors and Trailers shall be determined based on Invoice, net of Rebates.

    "Net Asset Value", means (a) the sum of the value, at Closing, of (i) Miscellaneous Assets, (ii) Boat Show Rights, (iii) Parts, (iv) New Boats, Motors, and Trailers, (v) Used Boats, Motors, and Trailers, (vi) Intellectual Property, (vii) 100% of the face amount of the Current Accounts Receivable, (viii) Deposits, and (ix) the Company's cash minus
(b) the sum of (i) all trade accounts payable, (ii) accrued but unpaid operating expenses (including Taxes) and floor plan notes existing as of the date of Closing, (iii) physical damage to any of the Assets or Inventory, (iv) parts missing from the Assets or Inventory based upon a physical inspection of the Assets and Inventory, (v) 50% of the face amount of the Current Accounts Receivable and (vi) any other Liabilities assumed by the Buyer. The value assigned to each asset shall be net of depreciation. The calculation of the Net Asset Value, which includes a detailed calculation of the value of each category the of the Assets, as of the Closing date, is attached hereto as Exhibit "D".,

    "Ordinary Course of Business", means the ordinary course of business consistent with the Company's past custom and practice (including with respect to quantity and frequency).

    "Other Buyer Notes", means those promissory notes issued to the Seller and Frederic Pace in connection with the sale of Adventure South and Adventure Brokerage.

    "Parts", means all parts of the Company inventoried on the Closing Date. The parts and accessories so identified in the physical inventory and found in the most recent price disks/books from their respective manufacturers shall be purchased by Travis at the lower of the most recent wholesale price evidenced by such price disks/books or the original invoice amount.

    "PBGC",  means the Pension Benefit Guaranty Corporation.

    "Person", means an individual, a partnership, a corporation, an association, a joint stock company, a trust, a joint venture, an unincorporated organization, or a governmental entity (or any department, agency, or political subdivision thereof).

    "Pre-Closing Sales", has the meaning set forth in paragraph 3.1(e) below.

    "Prohibited Transaction", has the meaning set forth in ERISA Sec. 406 and Code Sec. 4975.

    "Purchase Price",  has the meaning set forth in paragraph 2.2 below.

    "Rebate", means all sums paid or payable from a vendor to the Company.

    "Registration Statement", shall have the meaning set forth in section 5.6.

    "Reportable Event",  has the meaning set forth in ERISA Sec. 4043.

    "Securities Act",  means the Securities Act of 1933, as amended.

    "Securities Exchange Act", means the Securities Exchange Act of 1934, as amended.

    "Security Interest", means any mortgage, pledge, lien, encumbrance, charge, or other security interest.

    "Seller",  has the meaning set forth in the preface above.

    "Set-Off", means the Buyer's right to recoup all or part of Adverse Consequences that it may suffer; such right shall be exercisable by notifying the Seller that it is reducing the principal amount outstanding under the Buyer Note and/or the Other Buyer Notes.

    "Subsidiary", means any corporation with respect to which a specified Person (or a Subsidiary thereof) owns a majority of the common stock or has the power to vote or direct the voting of sufficient securities to elect a majority of the directors.

    "Tax", means any federal, state, local, or foreign income, gross receipts, license, payroll, employment, excise, severance, stamp, occupation, premium, windfall profits, environmental (including taxes under Code Sec. 59A), customs duties, capital stock, franchise, profits, withholding, social security (or similar), unemployment, disability, real property, personal property, sales, use, transfer, registration, value added, alternative or add-on minimum, estimated, or other tax of any kind whatsoever, including any interest, penalty, or addition thereto, whether disputed or not.

    "Tax Reserve", has the meaning set forth in paragraph 4.11(g) below.

    "Tax Return", means any return, declaration, report, claim for refund, or information return or statement relating to Taxes, including any schedule or attachment thereto, and including any amendment thereof.

    "Third Party Claim", has the meaning set forth in paragraph 7.3 below.

    "Travis Parent", means Travis Boats & Motors, Inc., a Texas corporation.

    "Travis Parent Stock", means the voting common stock, par value $0.01 per share, of Travis Parent.

    "Used Boats, Motors, and Trailers", means all used boats, motors, and trailers owned by the Company. The Used Boats, Motors and Trailers shall be subject to a mutually agreeable value among the parties, but in no case shall any used inventory value exceed the current "wholesale value" as set forth in the most recent "Yellow" used boat guide or such other used boat reference as may be mutually agreeable.

B.	 Purchase and Sale of Company Shares.

1.	 Basic Transaction.  On and subject to the terms and
conditions of this Agreement, the Buyer agrees to purchase from the Seller, and the Seller agrees to sell to the Buyer, all of his Shares for the consideration specified in paragraph 2.2. Notwithstanding the foregoing, however, immediately prior to the Closing (i) the Company will assign to the Seller, or an Affiliate of the Seller, the Excluded Assets (listed on Exhibit "B"), to which the Buyer shall have no right, title or interest following this transaction, and (ii) the Company shall assign to the Seller, or an Affiliate of the Seller, and the Seller or its Affiliate shall assume, the Excluded Liabilities (listed on Exhibit "C"), under which neither the Buyer nor the Company will be obligated or have any Liability whatsoever.

2.	Purchase Price.  The Buyer agrees to deliver the following
to the Seller at the Closing:

a.	$181,000 in cash, by wire transfer or cashier's check;

b.	A promissory note (the "Buyer Note") in the form of
Exhibit "E" attached hereto, in the principal amount of $19,000 and payable to the Seller; and

c.	A number of newly issued shares of Travis Parent Stock
equal to (i) the Net Asset Value (as set forth on Exhibit
"D") plus $380,000 (ii) divided by $16.72. Fractional shares shall be rounded up if the fraction is .50 or greater.

The consideration set forth above is hereinafter referred to as the
"Purchase Price".    The Purchase Price shall be subject to adjustment as
set forth in paragraph 2.5 hereof.

3.	 The Closing.  The closing of the transactions
contemplated by this Agreement (the "Closing" ) shall take place at the offices of the Company in Ft. Walton Beach, Florida, at mutually agreeable time, on the first business day following the satisfaction or waiver of all conditions to the obligations of the Parties to consummate the transactions contemplated hereby (other than conditions with respect to actions the respective Parties will take at the Closing itself) or such other date as the Buyer and the Seller may mutually determine (the "Closing Date"); provided, however, that the Closing shall be effective as of September 30, 1997.

4.	 Deliveries at the Closing.  At the Closing, (i) the
Seller will deliver to the Buyer the various certificates, instruments, and documents referred to in paragraph 6.1 below, (ii) the Buyer will deliver to the Seller the various certificates, instruments, and documents referred to in paragraph 6.2 below, (iii) the Seller will deliver to the Buyer stock certificates representing all of his or its Shares, properly endorsed or accompanied by duly executed assignment documents for transfer to Buyer free and clear of all Security Interests, claims, proxies, voting trusts, voting agreements, or other restrictions, and (iv) the Buyer will deliver the Purchase Price to the Seller.

5.	Post Closing Adjustments.  The Purchase Price shall be
adjusted following the Closing based on the matters set forth below. Such adjustments shall be payable by Seller to the Buyer or by Buyer to Seller, as applicable, within 30 days following the submission of documentation describing in reasonable detail the factual basis of the adjustment:

a) 	The Purchase Price shall be adjusted by the amount by
which the Net Asset Value determined as of the Closing Date is less than or greater than $988,674; and

b)	The Purchase Price shall be adjusted by the dollar
amount of any Adverse Consequences.

c)	The purchase price shall be adjusted to reflect
amounts collected for the Accounts Receivable pursuant to the provisions of Section 6.9 hereof.

C.	 Representations and Warranties Concerning the Transaction.

1.	 Representations and Warranties of the Seller. The Seller
represents and warrants to the Buyer that the statements contained in this paragraph 3.1 are correct and complete as of the date of this Agreement and will be correct and complete as of the Closing Date (as though made then and as though the Closing Date were substituted for the date of this Agreement throughout this paragraph 3.1 with respect to himself), except as set forth in schedule 1 attached hereto.

    a) Authorization of Transaction. The Seller has full power and authority to execute and deliver this Agreement and to perform his obligations hereunder. This Agreement constitutes the valid and legally binding obligation of the Seller, enforceable in accordance with its terms and conditions. The Seller need not give any notice to, make any filing with, or obtain any authorization, consent, or approval of any government or governmental agency in order to consummate the transactions contemplated by this Agreement.

    b) Noncontravention. Neither the execution and the delivery of this Agreement, nor the consummation of the transactions contemplated hereby, will (i) violate any constitution, statute, regulation, rule, injunction, judgment, order, decree, ruling, charge, or other restriction of any government, governmental agency, or court to which the Seller is subject, or (ii) conflict with, result in a breach of, constitute a default under, result in the acceleration of, create in any party the right to accelerate, terminate, modify, or cancel, or require any notice under any agreement, contract, lease, license, instrument, or other arrangement to which the Seller is a party or by which he is bound or to which any of his assets are subject.

    c) Brokers' Fees. Except as described in paragraph 4.4 of the Disclosure Schedule, the Seller has no Liability or obligation to pay any fees or commissions to any broker, finder, or agent with respect to the transactions contemplated by this Agreement.

    d) Company Shares. The Seller holds of record and owns beneficially 100% of the Shares of the Company, free and clear of any restrictions on transfer (other than any restrictions under the Securities Act and state securities laws), Taxes, Security Interests, options, warrants, purchase rights, contracts, commitments, equities, claims, and demands. The Seller is not a party to any option, warrant, purchase right, or other contract or commitment that could require the Seller to sell, transfer, or otherwise dispose of any capital stock of the Company (other than this Agreement). The Seller is not a party to any voting trust, proxy, or other agreement or understanding with respect to the voting of any capital stock of the Company. The Seller owns all of the outstanding shares of capital stock of the Company.

    e) The Seller represents and warrants that (i) all Excluded Assets have been transferred or assigned from the Company to the Seller or Affiliates of the Seller, (iii) that the Excluded Liabilities have been assumed by the Seller, or an Affiliate of the Seller, without recourse to the Buyer, the Company or Travis Parent,
(ii) that the pre-Closing Sales of the Company (the "Pre-Closing Sales") have been completed in accordance with the detailed description of the Pre-Closing Sales set forth on Exhibit "F" hereto, and (iii) that the consideration paid in each of the Pre-Closing Sales set forth in Exhibit "E" is equal to the fair market value of the asset sold.

    (f) The Seller currently does not own any interest in, operate, or serve as an officer, director, guarantor or shareholder of, any business, or have any plans to engage in any of such actions, that will compete directly or indirectly against the Company or the Buyer, within a 250 mile radius of Ft. Walton Beach, Florida, or within a 250 mile radius of Key Largo, Florida.

2.	Representations and Warranties of the Buyer.  The Buyer
represents and warrants to the Seller that the statements contained in this paragraph 3.2 are correct and complete as of the date of this Agreement and will be correct and complete as of the Closing Date (as though made then and as though the Closing Date were substituted for the date of this Agreement throughout this paragraph 3.2, except as set forth in schedule 2 attached hereto.

    a) Organization of the Buyer. The Buyer is a corporation validly existing, and in good standing under the laws of the State of Texas.

    b) Authorization of Transaction. The Buyer has full power and authority (including full corporate power and authority) to execute and deliver this Agreement and to perform its obligations hereunder. This Agreement constitutes the valid and legally binding obligation of the Buyer, enforceable in accordance with its terms and conditions. Other than as contemplated by the registration of the Travis Parent Stock, the Buyer need not give any notice to, make any filing with, or obtain any authorization, consent, or approval of any government or governmental agency in order to consummate the transactions contemplated by this Agreement.

    c) Noncontravention. Neither the execution and the delivery of this Agreement, nor the consummation of the transactions contemplated hereby, will (i) violate any constitution, statute, regulation, rule, injunction, judgment, order, decree, ruling, charge, or other restrict ion of any government, governmental agency, or court to which the Buyer is subject or any provision of its charter or bylaws or (ii) conflict with, result in a breach of, constitute a default under, result in the acceleration of, create in any party the right to accelerate, terminate, modify, or cancel, or require any notice under any agreement, contract, lease, license, instrument, or other arrangement to which the Buyer is a party or by which it is bound or to which any of its assets is subject.

    d) Brokers' Fees. The Buyer has no Liability or obligation to pay any fees or commissions to any broker, finder, or agent with respect to the transactions contemplated by this Agreement.

    e) Travis Parent Stock. The Travis Parent Stock to be issued to the Seller will be issued free and clear of any restrictions on transfer (other than any restrictions under the Securities Act or state securities laws), Taxes, Security Interest, Options, warrants, purchase rights, contracts, commitments, equities, claims and demands.

    f) Independent Investigation. Buyer acknowledges that in the determination to purchase the Shares from the Seller, Buyer has made its own independent investigation as to the Company and as to the Seller. Further, Buyer confirms that except for those covenants, representations and warranties specifically enumerated herein and any schedules delivered pursuant to this Agreement, no representation or warranties related to the affairs or condition of the Company or the Seller (of any kind of nature, legal, financial, or otherwise), have been made by Buyer to Seller, or anyone acting on behalf of Seller.

D.	Representations and Warranties Concerning the Company.  The
Seller represents and warrants to the Buyer that the statements contained in this part are correct and complete as of the date of this Agreement and will be correct and complete as of the Closing Date (as though made then and as though the Closing Date were substituted for the date of this Agreement throughout this part), except as set forth in the disclosure schedule delivered by the Seller to the Buyer on the date hereof and initialed by the Parties (the "Disclosure Schedule" ). Nothing in the Disclosure Schedule shall be deemed adequate to disclose an exception to a representation or warranty made herein, however, unless the Disclosure
Schedule identifies the exception with particularity and describes the relevant facts in detail. Without limiting the generality of the foregoing, the mere listing (or inclusion of a copy) of a document or other item shall not be deemed adequate to disclose an exception to a representation or warranty made herein (unless the representation or warranty has to do with the existence of the document or other item itself). The Disclosure Schedule will be arranged in paragraphs corresponding to the lettered and numbered paragraphs contained in this part 4.

1.	Organization, Qualification, and Corporate Power. The
Company is a corporation duly organized, validly existing, and in good standing under the laws of the State of Florida. The Company is duly authorized to conduct business and is in good standing under the laws of each jurisdiction where such qualification is required. The Company has full corporate power and authority and all licenses, permits, and authorizations necessary to carry on the businesses in which it is engaged and in which it presently proposes to engage and to own and use the properties owned and used by it. Paragraph 4.1 of the Disclosure Schedule lists the directors and officers of the Company. The Seller have delivered to the Buyer correct and complete copies of the charter and bylaws of the Company (as amended to date). The Company is not in default under or in violation of any provision of its charter or bylaws.

2.	Capitalization.  The entire authorized capital stock of
Company consists of 1,000 Shares, of which 1,000 Shares are issued and outstanding and 0 Company Shares are held in treasury. All of the issued and outstanding Shares have been duly authorized, are validly issued, fully paid, and nonassessable, and are held of record by the respective Seller as set forth in paragraph 4.2 of the Disclosure Schedule. There are no outstanding or authorized options, warrants, purchase rights, subscription rights, conversion rights, exchange rights, or other contracts or commitments that could require the Company to issue, sell, or otherwise cause to become outstanding any of its capital stock. There are no out standing or authorized stock appreciation, phantom stock, profit participation, or similar rights with respect to the Company. There are no voting trusts, proxies, or other agreements or understandings with respect to the voting of the capital stock of the Company.

3.	Noncontravention.  Neither the execution and the delivery
of this Agreement, nor the consummation of the transactions contemplated hereby, will (i) violate any constitution, statute, regulation, rule, injunction, judgment, order, decree, ruling, charge, or other restriction of any government, governmental agency, or court to which the Company is subject or any provision of the charter or bylaws of the Company or (ii) conflict with, result in a breach of, constitute a default under, result in the acceleration of, create in any party the right to accelerate, terminate, modify, or cancel, or require any notice under any agreement, contract, lease, license, instrument, or other arrangement to which the Company is a party or by which it is bound or to which any of its assets is subject (or result in the imposition of any Security Interest upon any of its assets). The Company does not need to give any notice to, make any filing with, or obtain any authorization, consent, or approval of any government or governmental agency in order for the parties to consummate the transactions contemplated by this Agreement.

4.	Brokers' Fees.  Except as set forth on paragraph 4.4 of
the Disclosure Schedule, the Company has no Liability or obligation to pay any fees or commissions to any broker, finder, or agent with respect to the transactions contemplated by this Agreement.

5.	Title to Assets.  The Company has exclusive, good and
marketable title to the Assets, or a valid leasehold interest in the properties used by them. The Assets are free and clear of all Security Interests, except as listed on paragraph 4.5 of the Disclosure Schedule. Except as set forth in paragraph 4.5 of the Disclosure Schedule, none of the Assets are leased by the Company from any third parties.

6.	Subsidiaries. The Company has no subsidiaries.

7.	Financial Statements.  Attached hereto as Exhibit "G" are
the following financial statements (collectively the "Financial Statements" ): (i) unaudited balance sheets and statements of income, changes in stockholders' equity, and cash flow as of and for the fiscal years ended June 30, 1995, 1996 and 1997 (hereinafter referred to as the "Most Recent Fiscal Year End, ) for the Company. The Financial Statements (including the notes thereto, if any) have been prepared in accordance with the cash basis of accounting, applied on a consistent basis throughout the periods covered thereby, present fairly the financial condition of the Company as of such dates and the results of operations of the Company for such periods, are correct and complete, and are consistent with the books and records of the Company (which books and records are correct and complete).

8.	Events Subsequent to Most Recent Fiscal Year End.  Except
as described in Exhibit "F" and in paragraph 4.8 of the Disclosure Schedule, since the Most Recent Fiscal Year End, there has not been any material adverse change in the business, financial condition, operations, results of operations, or future prospects of the Company. Without limiting the generality of the foregoing, since that date:

    a) the Company has not sold, leased, transferred, or assigned any of its assets, tangible or intangible, other than for a fair consideration in the Ordinary Course of Business;

    b) the Company has not entered into any agreement, contract, lease, or license (or series of related agreements, contracts, leases, and licenses) either involving more than $50,000 or outside the Ordinary Course of Business;

    c) no party (including the Company) has accelerated, terminated, modified, or canceled any agreement, contract, lease, or license (or series of related agreements, contracts, leases, and licenses) to which the Company is a party or by which the Company is bound, other than any agreement listed as an Excluded Liability;

    d) the Company has not imposed any Security Interest upon any of its assets, tangible or intangible;

    e) the Company has not made any single capital expenditure (or series of related capital expenditures) either involving more than $150,000 or outside the Ordinary Course of Business;

    f) the Company has not made any capital investment in, any loan to, or any acquisition of the securities or assets of, any other Person (or series of related capital investments, loans, and acquisitions) either involving more than $150,000 or outside the Ordinary Course of Business;

    g) the Company has not issued any note, bond, or other debt security or created, incurred, assumed, or guaranteed any indebtedness for borrowed money or capitalized lease obligation;

    h) the Company has not delayed or postponed the payment of accounts payable and other Liabilities outside the Ordinary Course of Business;

    i) the Company has not canceled, compromised, waived, or released any right or claim (or series of related rights and claims) either involving more than $20,000 or outside the Ordinary Course of Business;

    j) the Company has not granted any license or sublicense of any rights under or with respect to any Intellectual Property;

    k) there has been no change made or authorized in the charter or bylaws of the Company;

    l) the Company has not issued, sold, or otherwise disposed of any of its capital stock, or granted any options, warrants, or other rights to purchase or obtain (including upon conversion, exchange, or exercise) any of its capital stock;

    m) the Company has not declared, set aside, or paid any dividend or made any distribution with respect to its capital stock (whether in cash or in kind) or redeemed, purchased, or otherwise acquired any of its capital stock;

    n) the Company has not experienced any material damage, destruction, or loss (whether or not covered by insurance) to its property;

    o) the Company has no outstanding loans to any of its directors, officers, and employees outside the Ordinary Course of Business and the Company is currently not a party to a transaction with any of its directors, officers or employees outside the Ordinary Course of Business;

    p) the Company has not entered into any employment contract or collective bargaining agreement, written or oral, or modified the terms of any existing such contract or agreement;

    q) the Company has not granted any increase in the base compensation of any of its directors, officers, and employees outside the Ordinary Course of Business;

    r) the Company has not adopted, amended, modified, or terminated any bonus, profit-sharing, incentive, severance, or other plan, contract, or commitment for the benefit of any of its directors, officers, and employees (or taken any such action with respect to any other Employee Benefit Plan);

    s) the Company has not made any other change in employment terms for any of its directors, officers, and employees outside the Ordinary Course of Business;

    t) the Company has not made or pledged to make any charitable or other capital contribution outside the Ordinary Course of Business;

    u) there has not been any other material occurrence, event, incident, action, failure to act, or transaction outside the Ordinary Course of Business involving the Company; and

    v)      the Company has not committed to any of the foregoing.

9.	Undisclosed Liabilities.  Except as described on
paragraph 4.9 of the Disclosure Schedule, neither the Seller nor the Company has any knowledge of any Liability of the Company that is not fully and accurately reflected on the Most Recent Financial Statements (and neither the Seller nor the Company has any knowledge of any Basis for any present or future action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand against any of them giving rise to any Liability).

10.	Legal Compliance. The Company and its predecessors and
Affiliates has complied with all applicable laws (including rules, regulations, codes, plans, injunctions, judgments, orders, decrees, rulings, and charges thereunder) of federal, state, local, and foreign governments (and all agencies thereof), and no action, suit, proceeding, hearing, investigation, charge, complaint, claim, demand, or notice has been filed or commenced against any of them alleging any failure so to comply.

11.	Tax Matters.

    a) The Company has filed all Tax Returns that it was required to file. All such Tax Returns were correct and complete in all respects. All Taxes owed by the Company (whether or not shown on any Tax Return) have been paid. The Company currently is not the beneficiary of any extension of time within which to file any Tax Return. No claim has ever been made by an authority in a jurisdiction where the Company does not file Tax Returns that it is or may be subject to taxation by that jurisdiction. There are no Security Interests on any of the assets of the Company that arose in connection with any failure (or alleged failure) to pay any Tax.

    b) The Company has withheld and paid all Taxes required to have been withheld and paid in connection with amounts paid or owing to any employee, independent contractor, creditor, stockholder, or other third party.

    c) No Seller or director or officer (or employee responsible for Tax matters) of the Company expects any authority to assess any additional Taxes for any period for which Tax Returns have been filed. There is no dispute or claim concerning any Tax Liability of the Company either (i) claimed or raised by any authority in writing or (ii) as to which the Seller and the directors and officers (and employees responsible for Tax matters) of the Company has Knowledge based upon personal contact with any agent of such authority. Such disclosure also indicates those Tax Returns that have been audited and indicates those Tax Returns that currently are the subject of audit. The Seller has delivered to the Buyer correct and complete copies of all federal income Tax Returns, examination reports, and statements of deficiencies assessed against or agreed to by the Company since December 31, 1992.

    d) The Company has not waived any statute of limitations in respect of Taxes or agreed to any extension of time with respect to a Tax assessment or deficiency.

    e) The Company has not filed a consent under Code Sec. 341(f) concerning collapsible corporations. The Company has not made any payments, is obligated to make any payments, or is a party to any agreement that under certain circumstances could obligate it to make any payments that will not be deductible under Code Sec. 280G. The Company has not been a United States real property holding corporation within the meaning of Code Sec. 897(c)(2) during the applicable period specified in Code Sec. 897(c)(1)(A)(ii). The
Company has disclosed on its federal income Tax Returns all positions taken therein that could give rise to a substantial understatement of federal income Tax within the meaning of Code Sec. 6662. The Company is not a party to any Tax allocation or sharing agreement. The Company (A) has not been a member of an Affiliated Group filing a consolidated federal income Tax Return (other than a group the common parent of which was the Company) or (B) has no Liability for the Taxes of any Person (other than the Company) under Treas. Reg. 1.1502-6 (or any similar provision of state, local, or foreign law), as a transferee or successor, by contract, or otherwise.

    f) Paragraph 4.11 of the Disclosure Schedule sets forth the following information with respect to the Company) as of the most recent practicable date (i) the basis of the Company in its assets; and (ii) the amount of any net operating loss, net capital loss, unused investment or other credit, unused foreign tax, or excess charitable contribution allocable to the Company.

    g) The unpaid Taxes of the Company (i) did not, as of the Closing Date, exceed the reserve for Tax Liability (rather than any reserve for deferred Taxes established to reflect timing differences between book and Tax income) set forth on the face of the Most Recent Balance Sheet (rather than in any notes thereto) and (ii) do not exceed that reserve as adjusted for the passage of time through the Closing Date in accordance with the past custom and practice of the Company in filing their Tax Returns (collectively the "Tax Reserve").

12.	Real Property.

a)	The Company does not own any real property, except
leasehold improvements, or any interest in any entities that own real property.

b)	As of the Closing Date, the Company is not a party to
any  lease for real property.

c)	At the Closing, the Company will enter into a triple
net lease (i) with Paul J. Roberts, the Seller and Frederic Pace, DBA Adventure Marine Real Estate Partnership and Adventure Marine Real Estate, Inc. for the properties associated with the Business located in Ft. Walton Beach, Florida, as specifically described in the lease for such properties, a signed copy of which is included in Paragraph 4.12 of the Disclosure Schedule, and (ii) with [____________] for the property known as the "Kettles Property" specifically described in the lease for such properties, a signed copy of which is included in Paragraph 4.12 of the Disclosure Schedule.

13.	Intellectual Property.

a)	The Company does not own, except through common law
rights, or have the right to use pursuant to license, sublicense, agreement, or permission, any Intellectual Property.

b)	The Company has not interfered with, infringed upon,
misappropriated, or otherwise come into conflict with any Intellectual Property rights of third parties, and none of the Seller and the directors and officers (and employees with responsibility for Intellectual Property matters) of the Company has ever received any charge, complaint, claim, demand, or notice alleging any such interference, infringement, misappropriation, or violation (including any claim that the Company must license or refrain from using any Intellectual Property rights of any third party). To the Knowledge of any of the Seller and the directors and officers (and employees with responsibility for Intellectual Property matters) of the Company, no third party has interfered with, infringed upon, misappropriated, or otherwise come into conflict with the Intellectual Property rights of the Company, if any.

c)	 Paragraph 4.13 of the Disclosure Schedule identifies
each trade name or unregistered or registered trademark used by any of the Company in connection with any of its businesses.

14.	Tangible Assets.  The Company owns or leases all
buildings, machinery, equipment, and other tangible assets necessary for the conduct of their businesses as presently conducted and as presently proposed to be conducted.

15.	 Condition of Assets.  All of the Assets of the Company,
including without limitation the New Boats, Motors, and Trailers, Used Boats, Motors and Trailers, Accessories, Parts and Miscellaneous Assets, are merchantable and fit for the purpose for which it was procured or manufactured and are in good repair. The value of the Assets as detailed on Exhibit "D", hereto has been jointly established by the parties as the fair market thereof and neither party disagrees with such values.

16.	 Contracts.   Paragraph 4.16 of the Disclosure Schedule
lists all of the contracts and other agreements to which any of the Company is a party pursuant to which the Company is obligated, on an annual basis, for payments or commitments in excess of $25,000, including without limitation all Boat Show Rights. A correct and complete copy of each written agreement listed in paragraph 4.16 of the Disclosure Schedule (as amended to date) and a written summary setting forth the terms and conditions of each oral agreement referred to in paragraph 4.16 of the Disclosure Schedule is attached as an exhibit to the Disclosure Schedules. With respect to each such agreement: (i) the agreement is legal, valid, binding, enforceable, and in full force and effect; (ii) the agreement will continue to be legal, valid, binding, enforceable, and in full force and effect on identical terms following the consummation of the trans actions contemplated hereby; (iii) no party is in breach or default, and no event has occurred which with notice or lapse of time would constitute a breach or default, or permit termination, modification, or acceleration, under the agreement; and (iv) no party has repudiated any provision of the agreement. This paragraph specifically excludes any and all retail contracts.

17.	Notes and Accounts Receivable.  To the Seller's and the
Company's Knowledge, all notes and accounts receivable of the Company are reflected properly on the books and records, were incurred in the ordinary course of business, are not subject to setoffs or counterclaims, and are current and collectible, and will be collected in accordance with their terms at their recorded amounts. All Current Accounts Receivable are aged less than 60 days as of the Closing Date and are not due from the Seller or affiliates of the Seller or the Company.

18.	Powers of Attorney.  There are no outstanding powers of
attorney executed on behalf of the Company.

19.	Insurance.  Paragraph 4.19 of the Disclosure Schedule sets
forth the following information with respect to each insurance policy (including policies providing property, casualty, liability, and workers' compensation coverage and bond and surety arrangements) to which the Company has been a party, a named insured, or otherwise the beneficiary of coverage at any time within the past two years:

    (i)     the name, address, and telephone number of the agent;

    (ii) the name of the insurer, the name of the policyholder, and the name of each covered insured;

    (iii)   the policy number and the period of coverage;

    (iv) the scope (including an indication of whether the coverage was on a claims made, occurrence, or other basis) and amount (including a description of how deductibles and ceilings are calculated and operate) of coverage; and

    (v) a description of any retroactive premium adjustments or other loss-sharing arrangements.

With respect to each such insurance policy: (A) the Company is not in breach or default (including with respect to the payment of premiums or the giving of notices), and no event has occurred which, with notice or the lapse of time, would constitute such a breach or default, or permit termination, modification, or acceleration, under the policy; and (B) the Company has paid all premiums through the Closing Date. The Company has been covered during the past 10 years by insurance in scope and amount customary and reasonable for the businesses in which it has engaged during such period. The Company has no self-insurance arrangements.

20.	Litigation.  Paragraph 4.20 of the Disclosure Schedule
sets forth each instance in which the Company (i) is subject to any outstanding injunction, judgment, order, decree, ruling, or charge or
(ii) is a party or, to the Knowledge of any of the Seller and the directors and officers (and employees with responsibility for litigation matters) of the Company, is threatened to be made a party to any action, suit, proceeding, hearing, or investigation of, in, or before any court or quasi-judicial or administrative agency of any federal, state, local, or foreign jurisdiction or before any arbitrator. None of the actions, suits, proceedings, hearings, and investigations set forth in paragraph
4.20 of the Disclosure Schedule could result in any adverse change in the business, financial condition, operations, results of operations, or future prospects of any of the Company. None of the Seller and the directors and officers (and employees with responsibility for litigation matters) of the Company has any reason to believe that any such action, suit, proceeding, hearing, or investigation may be brought or threatened against of the Company.

21.	Product Warranty.  Each product manufactured, sold,
leased, or delivered by any of the Company has been in conformity with all applicable contractual commitments and all express and implied warranties, and the Company has no Liability (and to its knowledge there is no Basis for any present or future action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand against any of them giving rise to any Liability) for replacement or repair thereof or other damages in connection therewith. No product manufactured, sold, leased, or delivered by the Company is subject to any guaranty, warranty, or other indemnity beyond the applicable standard terms and conditions of sale or lease. Paragraph 4.21 of the Disclosure Schedule includes copies of the standard terms and conditions of sale or lease for the Company (containing applicable guaranty, warranty, and indemnity provisions).

22.	Product Liability.  The Company has no Liability (and
there is no Basis for the present or future action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand against any of them giving rise to any Liability) arising out of any injury to individuals or property as a result of the ownership, possession, or use of any product manufactured, sold, leased, or delivered by any of the Company.

23.	Employees.  To the Knowledge of any of the Seller and the
directors and officers (and employees with responsibility for employment matters) of the Company, and except as contemplated by this Agreement, no executive, key employee, or group of employees has any plans to terminate employment with the Company. The Company is not a party to or bound by any collective bargaining agreement, nor has it experienced any strikes, grievances, claims of unfair labor practices, or other collective bargaining disputes. The Company has not committed any unfair labor practice. None of the Seller and the directors and officers (and employees with responsibility for employment matters) of the Company has any Knowledge of any organizational effort presently being made or threatened by or on behalf of any labor union with respect to employees of any of the Company. Paragraph 4.23 of the Disclosure Schedule includes a complete and correct list of the names and positions of all of the employees of the Company, including a detailed description of the compensation paid to each such employee, including all benefits.

24.	Employee Benefits.

    a) Paragraph 4.24 of the Disclosure Schedule lists each Employee Benefit Plan that any of the Company and the Controlled Group of Corporations which includes the Company (here, collectively, the "Company ERISA Group") maintains or to which any member of the Company ERISA Group has ever contributed. With respect to such Employee Benefit Plan(s):

         (1) Each such Employee Benefit Plan (and each related trust, insurance contract, or fund) complies in form and in operation in all respects with the applicable requirements of ERISA, the Code, and other applicable laws, including, without limitation, the nondiscrimination requirements of Section 125 of the Code. None of the Employee Benefit Plans is an Employee Pension Benefit Plan nor has the Company ERISA Group maintained or contributed to an Employee Pension Benefit Plan subsequent to 1991.

         (2) All required reports and descriptions have been filed or distributed appropriately with respect to each such Employee
Benefit Plan. Without limitation, the requirements of Part 6 of Subtitle B of Title I of ERISA, of Code Sec. 4980B, and of the applicable provisions of the Health Insurance Portability and Accountability Act of 1996 have been met with respect to each such Employee Benefit Plan which is an Employee Welfare Benefit
Plan.

         (3) The Seller has delivered to the Buyer correct and complete copies of the plan documents and summary plan descriptions, the most recent Form 5500 Annual Report, and all related trust agreements (if any), contracts (including without limitation insurance contracts), and other material agreements which implement each such Employee Benefit Plan.

         (4) The Company and the Sellers have no Liability for breach of fiduciary duty or any other failure to act or comply in connection with the administration, or investment of the assets, of any such Employee Benefit Plan. No action, suit, proceeding, hearing, or investigation with respect to the administration or the investment of the assets of any such Employee Benefit Plan (other than routine claims for benefits) is pending or, to the Knowledge of any of the Sellers and the directors and officers (and employees with responsibility for employee benefits matters) of the Company ERISA Group threatened. None of the Sellers and the directors and officers (and employees with responsibility for employee benefits matters) of the Company ERISA Group has any Knowledge of any Basis for any such action, suit, proceeding, hearing, or investigation.

    b) None of the Company ERISA Group maintains or ever has maintained or contributes, ever has contributed, or ever has been required to contribute to any Employee Welfare Benefit Plan providing medical, health, or life insurance or other welfare-type benefits for current or future retired or terminated employees, their spouses, or their dependents (other than in accordance with Code Sec. 4980B).

25.	Guaranties. The Company is not a guarantor or otherwise is
liable for any Liability or obligation (including indebtedness) of any other Person.

26.	Environment, Health, and Safety.

    a) To the Seller's and the Company's Knowledge, the Company, and its predecessors and Affiliates have complied with all Environmental, Health, and Safety Laws. No action, suit, proceeding, hearing, investigation, charge, complaint, claim, demand, or notice has been filed or commenced against any of them alleging any failure so to comply. Without limiting the generality of the preceding sentence, to the Seller's and the Company's Knowledge, each of the Company and its respective predecessors and Affiliates has obtained and been in compliance with all of the terms and conditions of all permits, licenses, and other authorizations which are required under, and has complied with all other limitations, restrictions, conditions, standards, prohibitions, requirements, obligations, schedules, and timetables which are contained in, all Environmental, Health, and Safety Laws.

    b) To the Seller's and the Company's Knowledge, the Company has no Liability (and none of the Company and its predecessors and Affiliates has handled or disposed of any substance, arranged for the disposal of any substance, exposed any employee or other individual to any substance or condition, or owned or operated any property or facility in any manner that could form the Basis for any present or future action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand against the Company giving rise to any Liability) for damage to any site, location, or body of water (surface or subsurface), for any illness of or personal injury to any employee or other individual, or for any reason under any Environmental, Health, and Safety Law.

27.	Disclosure.  The representations and warranties contained
in this part 4 do not contain any untrue statement of a material fact or omit to state any material fact necessary in order to make the statements and information contained in this part 4 not misleading.

E.	Pre-Closing Covenants.  The Parties agree as follows with
respect to the period between the execution of this Agreement and the Closing.

1.	General.  Each of the parties will use reasonable efforts
to take all action and to do all things necessary in order to consummate and make effective the transactions contemplated by this Agreement (including satisfaction, but not waiver, of the closing conditions set forth in part 7 below).

2.	Notices and Consents.  The Sellers will cause the Company
to give any notices to third parties, and will cause the Company to use commercially reasonable efforts to obtain any third-party consents required in connection with the transactions contemplated hereby.

3.	Operation of Business.  The Sellers will not cause or
permit the Company to engage in any practice, take any action, or enter into any transaction outside the Ordinary Course of Business. Without limiting the generality of the foregoing, the Sellers will not cause or permit the Company to declare, set aside, or pay any dividend or make any distribution with respect to its capital stock or redeem, purchase, or otherwise acquire any of its capital stock, or otherwise engage in any practice, take any action, or enter into any transaction of the sort described in paragraph 4.8 above, except as contemplated by the Pre-Closing Sales described in Exhibit "F".

4.	Preservation of Business.  Other than reductions in the
inventory pursuant to the Buyer's request, the Sellers will cause the Company to keep its business and properties substantially intact, including its present operations, physical facilities, working conditions, and relationships with lessors, licensors, suppliers, customers, and employees.

5.	Full Access.  The Seller will permit, and the Seller will
cause the Company to permit, representatives of the Buyer to have full access at all reasonable times, and in a manner so as not to interfere with the normal business operations of the Company, to all premises, personnel, books, records (including Tax records), contracts, and documents of or pertaining to the Company.

6.	Notice of Developments.  The Seller will give prompt
written notice to the Buyer of any material adverse development causing a breach of any of the representations and warranties in part 4 above.
Each Party will give prompt written notice to the others of any material adverse development causing a breach of any of his or its own representations and warranties in part 3 above. No disclosure by any Party pursuant to this paragraph 5.6, however, shall be deemed to amend or supplement the Disclosure Schedule or to prevent or cure any misrepresentation, breach of warranty, or breach of covenant.

7.	Exclusivity.  Except as contemplated by the Pre-Closing
Sales, the Seller will not (and the Seller will not cause or permit the Company to) (i) solicit, initiate, or encourage the submission of any proposal or offer from any Person relating to the acquisition of any capital stock or other voting securities, or any substantial portion of the assets of the Company (including any acquisition structured as a merger, consolidation, or share exchange) or (ii) participate in any discussions or negotiations regarding, furnish any information with respect to, assist or participate in, or facilitate in any other manner any effort or attempt by any Person to do or seek any of the foregoing. The Seller will not vote his Shares in favor of any such acquisition structured as a merger, consolidation, or share exchange. The Seller will notify the Buyer immediately if any Person makes any proposal, offer, inquiry, or contact with respect to any of the foregoing.

F.	Post-Closing Covenants.  The Parties agree as follows with
respect to the period following the Closing.

1.	General.  In case at any time after the Closing any
further action is necessary or desirable to carry out the purposes of this Agreement, each of the parties will take such further action (including the execution and delivery of such further instruments and documents) as any other party reasonably may request, all at the sole cost and expense of the requesting party (unless the requesting party is entitled to indemnification therefor under part 8 below). The Seller acknowledges and agrees that from and after the Closing the Buyer will be entitled to possession of all documents, books, records (including Tax records), agreements, and financial data of any sort relating to the Company. The Buyers agree to take reasonable steps to safekeep such records.

2.	Litigation Support.  In the event and for so long as any
Party actively is contesting or defending against any action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand in connection with (i) any transaction contemplated under this Agreement or (ii) any fact, situation, circumstance, status, condition, activity, practice, plan, occurrence, event, incident, action, failure to act, or transaction on or prior to the Closing Date involving the Company, each of the other Parties will cooperate with him or it and his or its counsel in the contest or defense, make available their personnel, and provide such testimony and access to their books and records as shall be necessary in connection with the contest or defense, all at the sole cost and expense of the contesting or defending Party (unless the contesting or defending Party is entitled to indemnification therefor under paragraph 8 below).

3.	Transition.  The Seller will not take any action that is
designed or intended to have the effect of discouraging any lessor, licensor, customer, supplier, or other business associate of the Company from maintaining the same business relationships with the Company after the Closing as it maintained with the Company prior to the Closing. The Seller will refer all customer inquiries relating to the businesses of the Company to the Buyer from and after the Closing.

4.	Confidentiality.  The Seller will treat and hold as such
all of the Confidential Information, refrain from using any of the Confidential Information except in connection with this Agreement, and deliver promptly to the Buyer or destroy, at the request and option of the Buyer, all tangible expressions (and all copies) of the Confidential Information which are in his or its possession. In the event the Seller is requested or required (by oral question or request for information or documents in any legal proceeding, interrogatory, subpoena, civil investigative demand, or similar process) to disclose any Confidential Information, that Seller will notify the Buyer promptly of the request or requirement so that the Buyer may seek an appropriate protective order or waive compliance with the provisions of this paragraph 6.4. If, in the absence of a protective order or the receipt of a waiver hereunder, the Seller is, on the advice of counsel, compelled to disclose any Confidential Information to any tribunal or else stand liable for contempt, that Seller may disclose the Confidential Information to the tribunal; provided, however, that the disclosing Seller shall use his or its best efforts to obtain, at the reasonable request of the Buyer, an order or other assurance that confidential treatment will be accorded to such portion of the Confidential Information required to be disclosed as the Buyer shall designate.

5.	Buyer Note.  The Buyer Note will bear a legend
substantially in the following form:

THE PAYMENT OF PRINCIPAL AND INTEREST ON THIS NOTE IS SUBJECT TO CERTAIN RIGHTS OF SET-OFF AS SET FORTH IN A STOCK PURCHASE AGREEMENT DATED AS OF SEPTEMBER 30, 1997 (THE "PURCHASE AGREEMENT") AMONG THE ISSUER OF THIS NOTE AND THE ORIGINAL HOLDER HEREOF. THIS NOTE WAS ORIGINALLY ISSUED ON SEPTEMBER 30, 1997, AND HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED. THE TRANSFER OF THIS NOTE IS SUBJECT TO CERTAIN RESTRICTIONS SET FORTH IN THE PURCHASE AGREEMENT. THE ISSUER OF THIS NOTE WILL FURNISH A COPY OF THESE PROVISIONS TO THE HOLDER HEREOF WITHOUT CHARGE UPON WRITTEN REQUEST.

Each holder desiring to transfer a Buyer Note first must furnish the Buyer with (i) a written opinion of counsel satisfactory to the Buyer in form and substance satisfactory to the Buyer to the effect that the holder may transfer the Buyer Note as desired without registration under the Securities Act, and (ii) a written undertaking executed by the proposed transferee satisfactory to the Buyer in form and substance satisfactory to Buyer agreeing to be bound by the Set-Off provisions and the restrictions on transfer contained herein.

6.	Registration of Travis Parent Stock.  Travis Parent shall
file a registration statement at its expense, on Form S-3 (the "Registration Statement,) within fifteen (15) business days after the Closing Date and shall use its reasonable efforts to have the Registration Statement declared effective by the Securities and Exchange Commission ("SEC"). The Seller agrees to cooperate and provide all required information for inclusion in the Registration Statement. The Buyer agrees that if the SEC does not, on or before March 31, 1998, declare the Registration Statement effective, and the failure to do so is a result of a circumstance or condition associated with the Buyer, which causes the SEC under current or then existing rules and regulations to postpone or prohibit the effectiveness of the Registration Statement, then the Buyer shall, upon receipt of the Travis Parent Stock from Seller, pay to the Seller an amount of cash equal to cash value of the Travis Parent Stock as of the Closing Date. Without limiting the generality of the foregoing, the Buyer shall be under no obligation to pay cash to the Seller if the SEC does not declare the Registration Statement effective due to issues arising out of or in connection with the acquisition of the Company, the Company or Adventure Brokerage.

7.	Pre-Closing Sales.  The Seller agrees to fully indemnify
and promptly reimburse the Buyer for any Liability incurred or expenses incurred by the Buyer arising out of or in connection with the Pre-Closing Sales. The Seller agrees to cooperate fully with Buyer in connection with the defense of any such Liability and agree to provide Buyer access to all books and records related to the Pre-Closing Sales. This provision shall be in addition to the Buyers remedies set forth in part 8 and 9 hereof.

8.	Use of Name.  The Seller shall, and the Seller shall cause
its Affiliates, to cease using the name "Adventure Marine" or any derivation thereof within six months of the Closing Date.

9.	Accounts Receivable.  (a) The Buyer shall, in the manner
provided in paragraph 6.9(b), promptly reimburse the Seller for any sums collected for Accounts Receivable in excess of 50% of the aggregate face amount of the Current Accounts Receivable. In the event the Buyer is unable to collect 50% of the face amount of the Current Accounts Receivable within 120 days of the Closing Date, the Buyer may, among other remedies, exercise its right to Set-Off under the Buyer Note and the Other Buyer Notes and/or seek indemnification pursuant to the terms of this Agreement.

(b)	On the tenth day of each month following the Closing
Date, the Buyer shall deliver to The Seller an accounting which details the amount of Accounts Receivable collected by the Buyer in the previous month. If the Buyer has collected in excess of 50% of the Current Accounts Receivable, the Buyer shall, at that time, reimburse Seller for all amounts not previously paid to Seller which Buyer has collected with respect to the Accounts Receivable in excess of 50% of the Current Accounts Receivable. The Buyer agrees to use diligent efforts to collect the Accounts Receivable. If, at any time after six months following the Closing Date, the Buyer has collected an amount in excess of 50% of all Current Accounts Receivable and the Buyer is unable to collect any of the Accounts Receivable, the Buyer shall, at the Seller's request, assign such uncollected Accounts Receivable to the Seller.

10.	Non-Compete.

a)	To induce Buyer to consummate the transactions
contemplated by this Agreement, the Seller agrees to execute the Noncompetition Agreement attached as Exhibit "I" to the Adventure
Brokerage Stock Purchase Agreement.

G.	Conditions to Obligation to Close.

1.	Conditions to Obligation of the Buyer.  The obligation of
the Buyer to consummate the transactions to be performed by it in connection with the Closing is subject to satisfaction of the following conditions:

    a)      the representations and warranties set forth in paragraph
3.1 and part 4 above shall be true and correct in all material respects at and as of the Closing Date;

    b) the Seller shall have performed and complied with all of his covenants hereunder in all material respects through the Closing;

    c) no action, suit, or proceeding shall be pending or threatened before any court or agency of any federal, state, local, or foreign jurisdiction or before any arbitrator wherein an unfavorable injunction, judgment, order, decree, ruling, or charge would (i) prevent consummation of any of the transactions contemplated by this Agreement, (ii) cause any of the transactions contemplated by this Agreement to be rescinded following consummation, (iii) affect adversely the right of the Buyer to own the Shares and to control the Company, or (iv) affect adversely the right of the Company to own its assets and to operate its businesses (and no such injunction, judgment, order, decree, ruling, or charge shall be in effect);

    d) the Seller shall have delivered to the Buyer a certificate to the effect that each of the conditions specified above in paragraph 7.1(a)-(c) is satisfied in all respects;

    e) the Buyer shall have received from counsel to the Seller an opinion in form and substance as set forth in Exhibit "H" attached hereto, addressed to the Buyer, and dated as of the Closing Date;

    f) the Buyer shall have received the resignations, effective as of the Closing, of each director and officer of the Company;

    g) the Buyer shall have received satisfactory evidence in its sole discretion that Paul J. Roberts and Frederic Pace consented to the terms of this Agreement, has released the Company from any and all claims, and that the Seller provided full disclosure regarding the terms of this Agreement and any other related agreements to Paul J. Roberts and Frederic Pace; and

    h) the Buyer's acquisitions of the stock of The Company and Adventure Brokerage shall have been consummated, or the Buyer is satisfied, in its sole discretion, that such transactions will be consummated immediately following consummation of the transactions contemplated hereby;

    i)      the Seller shall have executed the Noncompetition
Agreement attached as Exhibit "I" to the Adventure Brokerage Stock Purchase Agreement.

    j) the Buyers shall have received satisfactory evidence that the Excluded Assets have been transferred from the Company to the Seller or an Affiliate of the Seller and that the Excluded Liabilities have been assumed by the Seller, or an Affiliate of the Seller, without recourse to the Buyer, the Company or Travis Parent; and

    k) all actions to be taken by the Seller in connection with consummation of the transactions contemplated hereby and all certificates, opinions, instruments, and other documents required to effect the transactions contemplated hereby will be reasonably satisfactory in form and substance to the Buyer.

The Buyer may waive any condition specified in this paragraph 7.1 if it executes a writing so stating at or prior to the Closing.

2.	Conditions to Obligation of the Seller.  The obligation of
the Seller to consummate the transactions to be performed by them in connection with the Closing is subject to satisfaction of the following conditions:

    a)      the representations and warranties set forth in paragraph
3.2 above shall be true and correct in all material respects at and as of the Closing Date;

    b) the Buyer shall have performed and complied with all of its covenants hereunder in all material respects through the Closing;

    c) no action, suit, or proceeding shall be pending or threatened before any court or agency of any federal, state, local, or foreign jurisdiction or before any arbitrator wherein an unfavorable injunction, judgment, order, decree, ruling, or charge would (i) prevent consummation of any of the transactions contemplated by this Agreement or (ii) cause any of the transactions contemplated by this Agreement to be rescinded following consummation (and no such injunction, judgment, order, decree, ruling, or charge shall be in effect);

    d) the Buyer shall have delivered to the Seller a certificate to the effect that each of the conditions specified above in paragraph 7.2(a)-(c) is satisfied in all respects;

    e) the Seller shall have received from counsel to the Buyer an opinion in form and substance as set forth in Exhibit "I" attached hereto, addressed to the Seller, and dated as of the Closing Date; and

    f) all actions to be taken by the Buyer in connection with consummation of the transactions contemplated hereby and all certificates, opinions, instruments, and other documents required to effect the transactions contemplated hereby will be reasonably satisfactory in form and substance to the Seller.

The Seller may waive any condition specified in this paragraph 7.2 if he executes a writing so stating at or prior to the Closing.

H.	Remedies

1.	Indemnification Provisions for Benefit of the Buyer.

    a) In the event the Seller breaches (or in the event any third party alleges facts that, if true, would mean the Seller has breached) any of the representations, warranties and covenants contained herein (other than those of the Seller described in paragraph 8.1(b) and (c)), then the Seller agrees to indemnify the Buyer from and against the entirety of any Adverse Consequences the Buyer may suffer, for a period of one year following the Closing Date, through and after the date of the claim for indemnification (including any Adverse Consequences the Buyer may suffer after the end of such one year period) resulting from, arising out of, relating to, in the nature of, or caused by the breach (or the alleged breach); provided, however, that (a) the Sellers shall have no obligations to indemnify the Buyer for any Adverse Consequences pursuant to this Section 8.1(a) for an amount in excess of (i) the Buyer Note and (ii) the Other Buyer Notes, issued in connection with the sale of The Company and Adventure Brokerage and (b) the Buyer's exclusive remedy for any claims brought pursuant to this Section 8.1(a) shall be the right to Set-Off described in Section 8.5 hereof.

    b) The Seller shall be obligated to fully and completely indemnify the Buyer, for an unlimited period of time following the Closing (subject to applicable statutes of limitation), from and against the entirety of any Adverse Consequences the Buyer may suffer resulting from, arising out of or relating to any Liability suffered as a result of (i) fraud by the Seller or the Company (including without limitation any Adverse Consequences suffered by Buyer as a result of a breach of the Seller's representations in paragraph 3.1 (Representations and Warranties) hereof), (ii) a misrepresentation which the Seller or the Company knew or reasonably should have known or been aware (including without limitation any Adverse Consequences suffered by Buyer as a result of employee misstatements to customers or others), (iii) claims by employees against the Company (including without limitation any Adverse Consequences suffered by Buyer as a result of the representations made by the Seller and the Company in paragraph 4.24 (Employee Benefits) hereof), (iv) Taxes (including without limitation any Adverse Consequences suffered by Buyer as a result of the representations made by the Seller and the Company in paragraph 4.11 (Tax Matters) hereof, and (v) claims by any of the current or former shareholders of the Company, The Company or Adventure Brokerage against the Company, The Company, Adventure Brokerage or the Buyer and its affiliates.

    c) The Seller shall be obligated to fully and completely indemnify the Buyer for an unlimited period of time following Closing (subject to applicable statutes of limitation) from and against the entirety of any Adverse Consequences the Buyer may suffer resulting from, arising out of, relating to, in the nature of, or caused by any Liability of any of the Company (i) for any Taxes of the Company with respect to any Tax year or portion thereof ending on or before the Closing Date (or for any Tax year beginning before and ending after the Closing Date to the extent allocable (determined in a manner consistent with paragraph 9.2 below) to the portion of such period beginning before and ending on the Closing
Date), to the extent such Taxes are not reflected in the Tax Reserve or have not been paid to the Buyer pursuant to paragraph 9.1 below, and (ii) for the unpaid Taxes of any Person (other than any of the Company) under Treas. Reg. 1.1502-6 (or any similar provision of state, local, or foreign law), as a transferee or successor, by contract, or otherwise suffer.

2.	Indemnification Provisions for Benefit of the Seller.  The
representations, warranties and covenants of the Buyer shall survive the Closing and continue in full force and effect for a period of one year. In the event the Buyer breaches (or in the event any third party alleges facts that, if true, would mean the Buyer has breached) any of its representations, warranties, and covenants contained herein, provided that the Seller makes a written claim for indemnification against the Buyer within such one year period, then the Buyer agrees to indemnify the Seller from and against any Adverse Consequences the Seller may suffer through and after the date of the claim for indemnification (including any Adverse Consequences the Seller may suffer after the end of any applicable survival period) resulting from, arising out of, relating to, in the nature of, or caused by the breach (or the alleged breach). Furthermore, the Buyer agrees to fully and completely indemnify the Seller for any Adverse Consequences suffered by the Seller as a result of any action or omission by the Company following the Closing Date; provided, however, that (i) in the case of Adverse Consequences involving a series of actions or omissions by the Company, the Buyer shall not indemnify Seller for any liability created by the Company prior to the Closing Date, and (ii) this provision shall not apply to Frederic Pace for any Adverse Consequences suffered by Frederic Pace arising out of or in connection with Frederic Pace's employment with the Company or the Buyer subsequent to the Closing Date.

3.	Matters Involving Third Parties.

    a) If any third party shall notify any party (the "Indemnified Party") with respect to any matter (a "Third Party Claim") which may give rise to a claim for indemnification against any other Party (the "Indemnifying Party") under this part 8, then the Indemnified Party shall promptly notify each Indemnifying Party thereof in writing; provided, however, that no delay on the part of the Indemnified Party in notifying any Indemnifying Party shall relieve the Indemnifying Party from any obligation hereunder unless (and then solely to the extent) the Indemnifying Party thereby is prejudiced.

    b) Any Indemnifying Party will have the right to defend the Indemnified Party against the Third Party Claim with counsel of its choice reasonably satisfactory to the Indemnified Party so long as
(i) the Indemnifying Party notifies the Indemnified Party in writing within 15 days after the Indemnified Party has given notice of the Third Party Claim that the Indemnifying Party will indemnify the Indemnified Party from and against the entirety of any Adverse Consequences the Indemnified Party may suffer resulting from, arising out of, relating to, in the nature of, or caused by the Third Party Claim, (ii) the Indemnifying Party provides the Indemnified Party with evidence reasonably acceptable to the Indemnified Party that the Indemnifying Party will have the financial resources to defend against the Third Party Claim and fulfill its indemnification obligations hereunder, (iii) the Third Party Claim involves only money damages and does not seek an injunction or other equitable relief, (iv) settlement of, or an adverse judgment with respect to, the Third Party Claim is not, in the good faith judgment of the Indemnified Party, likely to establish a precedential custom or practice materially adverse to the continuing business interests of the Indemnified Party, and (v) the Indemnifying Party conducts the defense of the Third Party Claim actively and diligently.

    c) So long as the Indemnifying Party is conducting the defense of the Third Party Claim in accordance with paragraph 8.3(b) above, (i) the Indemnified Party may retain separate co-counsel at its sole cost and expense and participate in the defense of the Third Party Claim, (ii) the Indemnified Party will not consent to the entry of any judgment or enter into any settlement with respect to the Third Party Claim without the prior written consent of the Indemnifying Party (not to be unreasonably withheld), and (iii) the Indemnifying Party will not consent to the entry of any judgment or enter into any settlement with respect to the Third Party Claim without the prior written consent of the Indemnified Party (not to be unreasonably withheld).

    d) In the event any of the conditions in paragraph 8.3(b) above is or becomes unsatisfied, however, (i) the Indemnified Party may defend against, and consent to the entry of any judgment or enter into any settlement with respect to, the Third Party Claim in any manner it reasonably may deem appropriate (and the Indemnified Party need not consult with, or obtain any consent from, any Indemnifying Party in connection therewith), (ii) the Indemnifying Parties will reimburse the Indemnified Party promptly and periodically for the costs of defending against the Third Party Claim (including reasonable attorneys' fees and expenses), and (iii) the Indemnifying Parties will remain responsible for any Adverse Consequences the Indemnified Party may suffer resulting from, arising out of, relating to, in the nature of, or caused by the Third Party Claim to the fullest extent provided in this part 8.

4.	Determination of Adverse Consequences.  The parties shall
take into account the time cost of money (using the Applicable Rate as the discount rate) in determining Adverse Consequences for purposes of this part 8. All indemnification payments under this part 8 shall be deemed adjustments to the Purchase Price.

5.	Set-off Under Buyer Notes.  The Buyer shall have the
option of recouping all or any part of any Adverse Consequences it may suffer (in lieu of seeking any indemnification to which it is entitled under this part 8); such right shall be exercisable by Buyer by notifying the Seller that the Buyer is reducing the principal amount outstanding under the Buyer Note. This shall affect the timing and amount of payments required under the Buyer Note in the same manner as if the Buyer had made a permitted prepayment (without premium or penalty) thereunder. The Buyer shall offset against each Buyer Note based on each Seller's percentage ownership of the Company, based upon the information contained in paragraph 4.2 of the Disclosure Schedule. If the Buyer discovers an Adverse Consequence prior to the maturity of the Buyer Note (the "Maturity Date,), but is unable, in good faith, to determine with specificity the amount of the Adverse Consequence and, therefore, does not exercise its right of Set-Off prior to the Maturity Date, the Maturity Date shall be deemed to be extended until the Buyer can determine the amount of the Adverse Consequence and exercise its right of Set-Off. The extension of the Maturity Date hereunder shall not be considered an event of default under the Buyer Note and no late payment shall be payable as a result of the extension of the Maturity Date. Following any set-off by Buyer against the Buyer Note which in the aggregate is equal to the full amount thereof, Buyer shall be permitted to set-off unsatisfied Adverse Consequences arising under this Agreement against the Other Buyer Notes, issued in connection with the sale of The Company and Adventure Brokerage.

6.	Other Indemnification Provisions.  The foregoing
indemnification provisions are in addition to, and not in derogation of, any statutory, equitable, or common law remedy any party may have for breach of representation, warranty, or covenant. The Seller hereby agrees that he will not make any claim for indemnification against the Company by reason of the fact that he or it was a director, officer, employee, or agent of any such entity or was serving at the request of any such entity as a partner, trustee, director, officer, employee, or agent of another entity (whether such claim is for judgments, damages, penalties, fines, costs, amounts paid in settlement, losses, expenses, or otherwise and whether such claim is pursuant to any statute, charter document, bylaw, agreement, or otherwise) with respect to any action, suit, proceeding, complaint, claim, or demand brought by the Buyer against such Seller (whether such action, suit, proceeding, complaint, claim, or demand is pursuant to this Agreement, applicable law, or otherwise).

I.	Tax Matters.  The following provisions shall govern the
allocation of responsibility as between Buyer and Seller for certain Tax matters following the Closing Date:

1.	Tax Periods Ending on or Before the Closing Date.  Buyer
shall prepare or cause to be prepared and file or cause to be filed all Tax Returns for the Company for all periods ending on or prior to the Closing Date which are filed after the Closing Date. Buyer shall permit the Seller to review and comment on each such Tax Return described in the preceding sentence prior to filing. Seller shall reimburse Buyer for Taxes of the Company with respect to such periods within fifteen (15) days after payment by Buyer of such Taxes to the extent such Taxes are not reflected in the Tax Reserve. Buyer shall be permitted to Set-Off against the Buyer Note to pay any such Taxes.

2.	Tax Periods Beginning Before and Ending After the Closing
Date. Buyer shall prepare or cause to be prepared and file or cause to be filed any Tax Returns of the Company for Tax periods which begin before the Closing Date and end after the Closing Date. Seller shall pay to Buyer within fifteen (15) days after the date on which Taxes are paid with respect to such periods an amount equal to the portion of such Taxes which relates to the portion of such Taxable period ending on the Closing Date to the extent such Taxes are not reflected in the Tax Reserve. For purposes of this Section, in the case of any Taxes that are imposed on a periodic basis and are payable for a Taxable period that includes (but does not end on) the Closing Date, the portion of such Tax which relates to the portion of such Taxable period ending on the Closing Date shall
(i) in the case of any Taxes other than Taxes based upon or related to income or receipts, be deemed to be the amount of such Tax for the entire Taxable period multiplied by a fraction the numerator of which is the number of days in the Taxable period ending on the Closing Date and the denominator of which is the number of days in the entire Taxable period, and (ii) in the case of any Tax based upon or related to income or receipts be deemed equal to the amount which would be payable if the relevant Taxable period ended on the Closing Date. Any credits relating to a Taxable period that begins before and ends after the Closing Date shall be taken into account as though the relevant Taxable period ended on the Closing Date. All determinations necessary to give effect to the foregoing allocations shall be made in a manner consistent with prior practice of the Company.

3.	Cooperation on Tax Matters.

(i)	Buyer, the Company and Seller shall cooperate fully,
as and to the extent reasonably requested by the other party, in connection with the filing of Tax Returns pursuant to this Part 9 and any audit, litigation or other proceeding with respect to Taxes. Such cooperation shall include the retention and (upon the other party's request) the provision of records and information which are reasonably relevant to any such audit, litigation or other proceeding and making employees available on a mutually convenient basis to provide additional information and explanation of any material provided hereunder. The Company and Seller agree (A) to retain all books and records with respect to Tax matters pertinent to the Company relating to any taxable period beginning before the Closing Date until the expiration of the statute of limitations (and, to the extent notified by Buyer or Seller, any extensions thereof) of the respective taxable periods, and to abide by all record retention agreements entered into with any taxing authority, and (B) to give the other party reasonable written notice prior to transferring, destroying or discarding any such books and records and, if the other party so requests, the Company or Seller, as the case may be, shall allow the other party to take possession of such books and records.

(ii)	Buyer and Seller further agree, upon request, to use
their best efforts to obtain any certificate or other document from any governmental authority or any other Person as may be necessary to mitigate, reduce or eliminate any Tax that could be imposed (including, but not limited to, with respect to the transactions contemplated hereby).

(iii)	Buyer and Seller further agree, upon request, to
provide the other party with all information that either party may be required to report pursuant to Section 6043 of the Code and all Treasury Department Regulations promulgated thereunder.

4.	Tax Sharing Agreements.  All tax sharing agreements or
similar agreements, if any, with respect to or involving the Company shall be terminated as of the Closing Date and, after the Closing Date, the Company shall not be bound thereby or have any liability thereunder.

5.	Certain Taxes.  All transfer, documentary, sales, use,
stamp, registration and other such Taxes and fees (including any penalties and interest) incurred in connection with this Agreement shall be paid by Seller when due, and Seller will, at their own expense, file all necessary Tax Returns and other documentation with respect to all such transfer, documentary, sales, use, stamp, registration and other Taxes and fees, and, if required by applicable law, Buyer will, and will cause its affiliates to, join in the execution of any such Tax Returns and other documentation.

J.	Termination.

1.	Termination of Agreement.  Certain of the parties may
terminate this Agreement as provided below:

    a) the Buyer and the Seller may terminate this Agreement by mutual written consent at any time prior to the Closing;

    b) the Buyer may terminate this Agreement by giving written notice to the Seller on or before the 10th day following the date of this Agreement if the Buyer is not satisfied with the results of its continuing business, legal, and accounting due diligence regarding the Company;

    c) the Buyer may terminate this Agreement by giving written notice to the Seller at any time prior to the Closing (i) in the event the Seller has breached any material representation, warranty, or covenant contained in this Agreement in any material respect, the Buyer has notified the Seller of the breach, and the breach has continued without cure for a period of 5 days after the notice of breach, or (ii) if the Closing shall not have occurred on or before September 30, 1997, by reason of the failure of any condition precedent under paragraph 7.1 hereof (unless the failure results primarily from the Buyer itself breaching any representation, warranty, or covenant contained in this Agreement); and

    d) the Seller may terminate this Agreement by giving written notice to the Buyer at any time prior to the Closing (i) in the event the Buyer has breached any material representation, warranty, or covenant contained in this Agreement in any material respect, the Seller has notified the Buyer of the breach, and the breach has continued without cure for a period of 5 days after the notice of breach or (ii) if the Closing shall not have occurred on or before September 30, 1997, by reason of the failure of any condition precedent under paragraph 7.2 hereof (unless the failure results primarily from the Seller himself breaching any representation, warranty, or covenant contained in this Agreement).

2.	 Effect of Termination.  If any party terminates this
Agreement pursuant to paragraph 10.1 above, all rights and obligations of the parties hereunder shall terminate without any Liability of any party to any other party (except for any Liability of any party then in breach).

K.	Miscellaneous.

1.	Intentionally Deleted.

2.	Press Releases and Public Announcements.  No party shall
issue any press release or make any public announcement relating to the subject matter of this Agreement without the prior written approval of the Buyer and the Sellers; provided, however, that any party may make any public disclosure it believes in good faith is required by applicable law or any listing or trading agreement concerning its publicly-traded securities (in which case the disclosing Party will use its reasonable efforts to advise the other Parties prior to making the disclosure).

3.	No Third-Party Beneficiaries.  This Agreement shall not
confer any rights or remedies upon any Person other than the parties and their respective successors and permitted assigns.

4.	Entire Agreement.  This Agreement (including the documents
referred to herein) constitutes the entire agreement among the parties and supersedes any prior understandings, agreements, or representations by or among the Parties, written or oral, to the extent they related in any way to the subject matter hereof. Typewritten or handwritten provisions inserted in this Agreement shall control all printed provisions in conflict therewith, provided the typewritten or handwritten provision is initialed and dated by each of the parties to this Agreement.

5.	Succession and Assignment.  This Agreement shall be
binding upon and inure to the benefit of the parties named herein and their respective successors and permitted assigns. No party may assign either this Agreement or any of his or its rights, interests, or obligations hereunder without the prior written approval of the Buyer and the Seller; provided, however, that the Buyer may (i) assign any or all of its rights and interests hereunder to one or more of its Affiliates and (ii) designate one or more of its Affiliates to perform its obligations hereunder (in any or all of which cases the Buyer nonetheless shall remain responsible for the performance of all of its obligations hereunder).

6.	Counterparts.  This Agreement may be executed in one or
more counterparts, each of which shall be deemed an original but all of which together will constitute one and the same instrument.

7.	Headings.  The paragraph headings contained in this
Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

8.	Notices.  All notices, requests, demands, claims, and
other communications hereunder will be in writing. Any notice, request, demand, claim, or other communication hereunder shall be deemed duly given if (and then two business days after) it is sent by registered or certified mail, return receipt requested, postage prepaid, and addressed to the intended recipient as set forth below:

    If to the Seller:                       Copy to:

    c/o John Reinhold                       H. Bart Fleet
                                            Chesser, Wingard, Barr, Whitney,
                                              Flowers & Fleet, P.A.
                                            1201 Eglin Parkway
                                            Shalimar, Florida 32579
                                            Telecopy: (850) 651-6084

     If to the Buyer:                       Copy to:

     Travis Boating Center Florida, Inc.    J. Rowland Cook
     Attn: Michael B. Perrine               Jenkens & Gilchrist, A Professional
                                              Corporation
     5000 Plaza on the Lake, #250           600 Congress Avenue, Suite 2200
     Austin, Texas 78746                    Austin, Texas 78701
     Telecopy: (512) 329-0480               Telecopy: (512) 404-3520

Any Party may send any notice, request, demand, claim, or other communication hereunder to the intended recipient at the address set forth above using any other means (including personal delivery, expedited courier, messenger service, telecopy, telex, ordinary mail, or electronic mail), but no such notice, request, demand, claim, or other communication shall be deemed to have been duly given unless and until it actually is received by the intended recipient. Any Party may change the address to which notices, requests, demands, claims, and other communications hereunder are to be delivered by giving the other Parties notice in the manner herein set forth.

9.	Governing Law and Venue.  This Agreement shall be governed
by and construed in accordance with the laws of the State of Florida. Venue for any proceeding brought hereunder shall lie in Escambia County, Florida.

10.	Amendments and Waivers.  No amendment of any provision of
this Agreement shall be valid unless the same shall be in writing and signed by the Buyer and the Seller. No waiver by any Party of any default, misrepresentation, or breach of warranty or covenant hereunder, whether intentional or not, shall be deemed to extend to any prior or subsequent default, misrepresentation, or breach of warranty or covenant hereunder or affect in any way any rights arising by virtue of any prior or subsequent such occurrence.

11.	Severability.  Any term or provision of this Agreement
that is invalid or unenforceable in any situation in any jurisdiction shall not affect the validity or enforceability of the remaining terms and provisions hereof or the validity or enforceability of the offending term or provision in any other situation or in any other jurisdiction.

12.	Expenses.  Each of the Parties will bear his own costs and
expenses (including legal fees and expenses) incurred in connection with this Agreement and the transactions contemplated hereby. The Seller agrees that the Company has not borne or will not bear any of the Seller's costs and expenses (including any of their legal fees, expenses or fees to be paid to brokers) in connection with this Agreement or any of the transactions contemplated hereby.

13.	Construction.  The parties have participated jointly in
the negotiation and drafting of this Agreement. In the event an ambiguity or question of intent or interpretation arises, this Agreement shall be construed as if drafted jointly by the parties and no presumption or burden of proof shall arise favoring or disfavoring any party by virtue of the authorship of any of the provisions of this Agreement. Any reference to any federal, state, local, or foreign statute or law shall be deemed also to refer to all rules and regulations promulgated thereunder, unless the context requires otherwise. The word "including, shall mean including without limitation. The parties intend that each representation, warranty, and covenant contained herein shall have independent significance. If any party has breached any representation, warranty, or covenant contained herein in any respect, the fact that there exists another representation, warranty, or covenant relating to the same subject matter (regardless of the relative levels of specificity) which the party has not breached shall not detract from or mitigate the fact that the party is in breach of the first representation, warranty, or covenant.

14.	Incorporation of Exhibits and Schedules.  The Exhibits and
Schedules identified in this Agreement are incorporated herein by reference and made a part hereof.

15.	Specific Performance.  Each of the parties acknowledges
and agrees that the other parties would be damaged irreparably in the event any of the provisions of this Agreement are not performed in accordance with their specific terms or otherwise are breached. Accordingly, each of the parties agrees that the other parties shall be entitled to an injunction or injunctions to prevent breaches of the provisions of this Agreement and to enforce specifically this Agreement and the terms and provisions hereof in any action instituted in any court of the United States or any state thereof having jurisdiction over the parties and the matter (subject to the provisions set forth in paragraph 11.9), in addition to any other remedy to which they may be entitled, at law or in equity.

16.	Attorney's Fees.  In connection with any breach, default,
collection, or litigation, including appellate proceedings, arising out of this Agreement, the prevailing party shall be entitled to recover reasonable attorney's fees and costs.

17.	Further Cooperation.  The parties to this Agreement shall
execute and deliver, or cause to be executed and delivered, on the Closing Date or at such other times as may reasonably be agreed upon, such additional instruments as the other party may reasonably request for the purpose of carrying out the transactions contemplated hereby. Additionally, each of the parties hereto agree to allow the other parties reasonable access to the books and records of the Company and the Seller related to the transactions contemplated hereby.

                               *   *   *   *   *

 	IN WITNESS WHEREOF, the Parties hereto have executed this Agreement as of the date first above written.


                                     TRAVIS BOATING CENTER FLORIDA, INC.

                                     By: _________/s/________________________
                                     Name: MICHAEL B. PERRINE
                                     Title: CFO, SECRETARY, TREASURER


                                     SELLER


                                     ____________/S/_________________________
                                     John W. Reinhold





      				EXHIBIT 10.36


                           STOCK PURCHASE AGREEMENT


                                   AMONG

                      TRAVIS BOATING CENTER FLORIDA, INC.
                                 ("BUYER")

                                    AND


                              FREDERIC D. PACE
                                    AND
                              JOHN W. REINHOLD
                                ("SELLERS")





                             SEPTEMBER 30, 1997



                       PROVIDING FOR THE PURCHASE OF
                        100% OF THE COMMON STOCK OF
                       ADVENTURE MARINE SOUTH, INC.,
                          A FLORIDA CORPORATION

                           TABLE OF CONTENTS


1.      Definitions
  2.       Purchase and Sale of Company Shares
  2.1.     Basic Transaction
  2.2.    Purchase Price
  2.3.     The Closing
  2.4.     Deliveries at the Closing
  2.5.    Post Closing Adjustments.
3.       Representations and Warranties Concerning the Transaction
  3.1.     Representations and Warranties of the Sellers
  3.2.    Representations and Warranties of the Buyer
4.      Representations and Warranties Concerning the Company.
  4.1.    Organization, Qualification, and Corporate Power
  4.2.    Capitalization
  4.3.    Noncontravention
  4.4.    Brokers' Fees
  4.5.    Title to Assets
  4.6.    Subsidiaries
  4.7.    Financial Statements
  4.8.    Events Subsequent to Most Recent Fiscal Year End
  4.9.    Undisclosed Liabilities
  4.10.   Legal Compliance
  4.11.   Tax Matters
  4.12.   Real Property
  4.13.   Intellectual Property
  4.14.   Tangible Assets
  4.15.    Condition of Assets.
  4.16.    Contracts
  4.17.   Notes and Accounts Receivable
  4.18.   Powers of Attorney
  4.19.   Insurance
  4.20.   Litigation
  4.21.   Product Warranty
  4.22.   Product Liability.
  4.23.   Employees.
  4.24.   Employee Benefits.
  4.25.   Guaranties
  4.26.   Environment, Health, and Safety
  4.27.   Disclosure
5.      Pre-Closing Covenants.
  5.1.    General.
  5.2.    Notices and Consents.
  5.3.    Operation of Business.
  5.4.    Preservation of Business.
  5.5.    Full Access.
  5.6.    Notice of Developments.
  5.7.    Exclusivity.
6.      Post-Closing Covenants
  6.1.    General
  6.2.    Litigation Support
  6.3.    Transition
  6.4.    Confidentiality
  6.5.    Buyer Notes
  6.6.    Registration of Travis Parent Stock
  6.7.    Pre-Closing Sales
  6.8.    Use of Name
  6.9.    Accounts Receivable.
  6.10.   Non-Compete.
7.      Conditions to Obligation to Close
  7.1.    Conditions to Obligation of the Buyer
  7.2.    Conditions to Obligation of the Sellers
8.      Remedies
  8.1.    Indemnification Provisions for Benefit of the Buyer
  8.2.    Indemnification Provisions for Benefit of the Sellers
  8.3.    Matters Involving Third Parties
  8.4.    Determination of Adverse Consequences
  8.5.    Set-off Under Buyer Note
  8.6.    Other Indemnification Provisions
9.      Tax Matters
  9.1.    Tax Periods Ending on or Before the Closing Date
  9.2.    Tax Periods Beginning Before and Ending After the Closing Date
  9.3.    Cooperation on Tax Matters
  9.4.    Tax Sharing Agreements
  9.5.    Certain Taxes
10.     Termination
  10.1.   Termination of Agreement
  10.2.    Effect of Termination
11.     Miscellaneous
  11.1.   Nature of Certain Obligations
  11.2.   Press Releases and Public Announcements
  11.3.   No Third-Party Beneficiaries
  11.4.   Entire Agreement
  11.5.   Succession and Assignment
  11.6.   Counterparts
  11.7.   Headings
  11.8.   Notices
  11.9.   Governing Law and Venue
  11.10.  Amendments and Waivers
  11.11.  Severability
  11.12.  Expenses
  11.13.  Construction
  11.14.  Incorporation of Exhibits and Schedules
  11.15.  Specific Performance
  11.16.  Attorney's Fees
  11.17.  Further Cooperation.

                              STOCK PURCHASE AGREEMENT

This Stock Purchase Agreement ("Agreement") is entered into on
September 30, 1997, by and among TRAVIS BOATING CENTER FLORIDA, INC. a Texas corporation (the "Buyer"), and FREDERIC D. PACE and JOHN W.
REINHOLD (collectively the "Sellers").

                                     Recitals:

The Sellers in the aggregate own all of the outstanding capital stock of Adventure Marine South, Inc., a Florida corporation (the
"Company").

This Agreement contemplates a transaction in which the Buyer will purchase from the Sellers, and the Sellers will sell to the Buyer, all of the outstanding capital stock of the Company in return for (i) cash, (ii) shares of voting common stock of Travis Boats & Motors, Inc., a Texas corporation, the sole shareholder of the Buyer ("Travis Parent"), and
(iii) the Buyer Notes (as defined below).

Now, therefore, in consideration of the premises and the mutual promises, of the representations, warranties, and covenants contained herein, the parties agree as follows.

A.	Definitions.

    "Accounts Receivable" means all of the accounts receivable of the Company, as listed on Exhibit "A".

    "Adventure Brokerage" means Adventure Boat Brokerage, Inc., a
Florida corporation.

    "Adventure Brokerage Stock Purchase Agreement" means the Stock Purchase Agreement, dated as of September 30, 1997, between the Buyer and the Sellers, providing for the sale of 100% of the common stock of Adventure Brokerage to the Buyer.

    "Adventure North" means Adventure Marine & Outdoors, Inc., a Florida corporation.

    "Adverse Consequences" means all actions, suits, proceedings, hearings, investigations, charges, complaints, claims, demands, injunctions, judgments, orders, decrees, rulings, damages, dues, penalties, fines, costs, amounts paid in settlement, Liabilities, obligations, Taxes, liens, losses, expenses, and fees, including court costs and attorneys' fees and expenses.

    "Affiliate" has the meaning set forth in Rule 12b-2 promulgated under the Securities Exchange Act.

    "Affiliated Group" means any affiliated group within the meaning of Code Sec. 1504 or any similar group defined under a similar provision of state, local or foreign law.

    "Applicable Rate" means 7 1/2%.

    "Assets" means all properties, privileges, rights, interests and claims, personal, tangible and intangible, of every type and description (including, without limitation, New Boats, Motors, and Trailers, Used Boats, Motors, and Trailers, Parts, Accessories, Miscellaneous Assets, Intellectual Property, Deposits, Accounts Receivable and Boat Show Rights) that are used, or held for use, by the Company or the Sellers in the Business and in which the Company or the Sellers has any right, title or interest (or in which the Company or the Sellers hereafter acquires any right, title or interest on or before the Closing Date), but specifically excludes all Excluded Assets.

    "Basis" means any past or present fact, situation, circumstance, status, condition, activity, practice, plan, occurrence, event, incident, action, failure to act, or transaction that forms or could form the basis for any specified consequence.

    "Boat Shows" means all boat shows at which the Company has had a booth or made a presentation in any of the last five (5) years.

    "Boat Show Rights" means all of the Company's agreements for space at Boat Shows, including common stock and other ownership rights in corporations, partnerships, and other types of entities holding Boat Shows.

    "Business" means the retail and wholesale sales and service of boats, motors, trailers, marine accessories and water sporting goods at the store located in Key Largo, Florida, and at Boat Shows attended by the representatives of the Company.

    "Buyer" has the meaning set forth in the preface above.

    "Buyer Notes" has the meaning set forth in paragraph 2.2 below.

    "Closing" has the meaning set forth in paragraph 2.3 below.

    "Closing Date" has the meaning set forth in paragraph 2.3 below.

    "Code" means the Internal Revenue Code of 1986, as amended.

    "Company Share" or "Share" means any share of the Common Stock, par value $1.00 per share, of the Company.

    "Confidential Information" means any information concerning the businesses and affairs of the Company and its Subsidiaries that is not already generally available to the public.

    "Controlled Group of Corporations" has the meaning set forth in Code Sec. 1563.

    "Current Accounts Receivable" means those Accounts Receivable of the Company that are (i) aged less than 60 days as of the Closing Date, and
(ii) are not Accounts Receivable due from Affiliates of the Sellers or the Company. The Current Accounts Receivable are identified on the list of Accounts Receivable on Exhibit "A".

    "Deposits" means all customer prepaids, tax deposits, utility deposits and deposits relating to customer special orders as of the Closing Date.

    "Disclosure Schedule" has the meaning set forth in part 4 below.

    "Employee Benefit Plan" means any (a) nonqualified deferred compensation or retirement plan or arrangement which is an Employee Pension Benefit Plan, (b) qualified defined contribution retirement plan or arrangement which is an Employee Pension Benefit Plan, (c) qualified defined benefit retirement plan or arrangement which is an Employee Pension Benefit Plan (including any Multiemployer Plan), or (d) Employee Welfare Benefit Plan or material fringe benefit plan or program.

    "Employee Pension Benefit Plan" has the meaning set forth in ERISA
Sec. 3(2).

    "Employee Welfare Benefit Plan" has the meaning set forth in ERISA
Sec. 3(1).

    "Environmental, Health, and Safety Laws" means the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Resource Conservation and Recovery Act of 1976, and the Occupational Safety and Health Act of 1970, each as amended, together with all other laws (including rules, regulations, codes, plans, injunctions, judgments, orders, decrees, rulings, and charges thereunder) of federal, state, local, and foreign governments (and all agencies thereof) concerning pollution or protection of the environment, public health and safety, or employee health and safety, including laws relating to emissions, discharges, releases, or threatened releases of pollutants, contaminants, or chemical, industrial, hazardous, or toxic materials or wastes into ambient air, surface water, ground water, or lands or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport, or handling of pollutants, contaminants, or chemical, industrial, hazardous, or toxic materials or wastes.

    "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

    "Excluded Assets" means those assets of the Company that will be assigned to the Sellers or an Affiliate of the Sellers immediately prior to Closing. The Excluded Assets are listed on Exhibit "B" to this Agreement. All inventory on loan or consignment shall be Excluded Assets, regardless of whether such items are specifically listed in Exhibit "B".

    "Excluded Liabilities" means those liabilities and obligations of the Company to be assumed by the Sellers, or an Affiliate of the Sellers, prior to the Closing. The Excluded Liabilities are listed on Exhibit "C".

    "Extremely Hazardous Substance" has the meaning set forth in Sec.
302 of the Emergency Planning and Community Right-to-Know Act of 1986, as amended.

    "Fiduciary" has the meaning set forth in ERISA Sec. 3(21).

    "Financial Statement" has the meaning set forth in paragraph 4.5 below.

    "Indemnified Party" has the meaning set forth in paragraph 7.4 below.


    "Intellectual Property" means (a) all inventions (whether patentable or unpatentable and whether or not reduced to practice), all improvements thereto, and all patents, patent applications, and patent disclosures, together with all reissuances, continuations, continuations-in- part, revisions, extensions, and reexaminations thereof, (b) all trademarks, service marks, trade dress, logos, trade names, and corporate names, together with all translations, adaptations, derivations, and combinations thereof and including all goodwill associated therewith, and all applications, registrations, and renewals in connection therewith, including without limitations all rights in and to "Adventure Marine" and "Adventure Boat Brokerage" and any derivations thereof, (c) all copyrightable works, all copyrights, and all applications, registrations, and renewals in connection therewith, (d) all mask works and all applications, registrations, and renewals in connection therewith, (e) all trade secrets and confidential business information related to the Business and the Company (including rights of publicity, customer lists, supplier lists, ideas, research and development, know-how, formulas, compositions, manufacturing and production processes and techniques, technical data, designs, drawings, specifications, pricing and cost information, and business and marketing plans and proposals), (f) all computer software (including data and related documentation), (g) all other proprietary rights, and (h) all copies and tangible embodiments thereof (in what ever form or medium).

    "Inventory" means the inventory of the Company based on a physical inspection of the Company as of the Closing Date. Used inventory shall be subject to a mutually agreeable value among the parties, but in no case shall any used inventory value exceed the current "wholesale value" as set forth in the most recent "Yellow" used boat guide or such other used boat reference as may be mutually agreeable.

    "Invoice" means a document reflecting a manufacturer's cost of Assets and related options or accessories on such Assets.

    "Knowledge"  means actual knowledge after reasonable investigation.

    "Liability" means any liability of the Company (whether known or unknown, whether asserted or unasserted, whether absolute or contingent, whether accrued or unaccrued, whether liquidated or unliquidated, and whether due or to become due), including without limitation any liability for Taxes, payroll expenses, operating expenses, insurance audit expense, accounts payable to the Sellers, third parties and to Affiliates of the Sellers, lease payment and interest payments.

    "Miscellaneous Assets" means all furniture, fixtures, vehicles, leasehold improvements, equipment and other assets of the Company, including all Rebates for products previously sold for which no Rebate has been paid to the Company.

    "Most Recent Balance Sheet" means the balance sheet contained within the Most Recent Financial Statements.

    "Most Recent Financial Statements" has the meaning set forth in paragraph 4.7 below.

    "Most Recent Fiscal Month End" has the meaning set forth in paragraph 4.7 below.

    "Most Recent Fiscal Year End" has the meaning set forth in paragraph 4.7 below.

    "Multiemployer Plan"  has the meaning set forth in ERISA Sec. 3(37).

    "New Boats, Motors, and Trailers" means all new boats, motors, and trailers owned by the Company. The value of New Boats, Motors and Trailers shall be determined based on Invoice, net of Rebates.

    "Net Asset Value" means (a) the sum of the value, at Closing, of (i) Miscellaneous Assets, (ii) Boat Show Rights, (iii) Parts, (iv) New Boats, Motors, and Trailers, (v) Used Boats, Motors, and Trailers, (vi) Intellectual Property, (vii) 100% of the face amount of the Current Accounts Receivable, (viii) Deposits, and (ix) the Company's cash minus
(b) the sum of (i) all trade accounts payable, (ii) accrued but unpaid operating expenses (including Taxes) and floor plan notes existing as of the date of Closing, (iii) physical damage to any of the Assets or Inventory, (iv) parts missing from the Assets or Inventory based upon a physical inspection of the Assets and Inventory, (v) 50% of the face amount of the Current Accounts Receivable, and (vi) any other Liabilities assumed by the Buyer. The value assigned to each asset shall be net of depreciation. The calculation of the Net Asset Value, which includes a detailed calculation of the value of each category the of the Assets, as of the Closing date, is attached hereto as Exhibit "D".

    "Ordinary Course of Business" means the ordinary course of business consistent with the Company's past custom and practice (including with respect to quantity and frequency).

    "Other Buyer Notes" means those promissory notes issued to the Sellers in connection with the sale of Adventure North and Adventure Brokerage.

    "Parts" means all parts of the Company inventoried on the Closing Date. The parts and accessories so identified in the physical inventory and found in the most recent price disks/books from their respective manufacturers shall be purchased by Travis at the lower of the most recent wholesale price evidenced by such price disks/books or the original invoice amount.

    "PBGC"  means the Pension Benefit Guaranty Corporation.

    "Person" means an individual, a partnership, a corporation, an association, a joint stock company, a trust, a joint venture, an unincorporated organization, or a governmental entity (or any department, agency, or political subdivision thereof).

    "Pre-Closing Sales" has the meaning set forth in paragraph 3.1(e) below.

    "Prohibited Transaction" has the meaning set forth in ERISA Sec. 406 and Code Sec. 4975.

    "Purchase Price"  has the meaning set forth in paragraph 2.2 below.

    "Rebate" means all sums paid or payable from a vendor to the Company.

    "Registration Statement" shall have the meaning set forth in section 5.6.

    "Reportable Event"  has the meaning set forth in ERISA Sec. 4043.

    "Securities Act"  means the Securities Act of 1933, as amended.

    "Securities Exchange Act" means the Securities Exchange Act of 1934, as amended.

    "Security Interest" means any mortgage, pledge, lien, encumbrance, charge, or other security interest.

    "Seller"  has the meaning set forth in the preface above.

    "Set-Off" means the Buyer's right to recoup all or part of Adverse Consequences that it may suffer; such right shall be exercisable by notifying the Seller that it is reducing the principal amount outstanding under the Buyer Notes and/or the Other Buyer Notes.

    "Subsidiary" means any corporation with respect to which a specified Person (or a Subsidiary thereof) owns a majority of the common stock or has the power to vote or direct the voting of sufficient securities to elect a majority of the directors.

    "Tax" means any federal, state, local, or foreign income, gross receipts, license, payroll, employment, excise, severance, stamp, occupation, premium, windfall profits, environmental (including taxes under Code Sec. 59A), customs duties, capital stock, franchise, profits, withholding, social security (or similar), unemployment, disability, real property, personal property, sales, use, transfer, registration, value added, alternative or add-on minimum, estimated, or other tax of any kind whatsoever, including any interest, penalty, or addition thereto, whether disputed or not.

    "Tax Reserve" has the meaning set forth in paragraph 4.11(g) below.

    "Tax Return" means any return, declaration, report, claim for refund, or information return or statement relating to Taxes, including any schedule or attachment thereto, and including any amendment thereof.

    "Third Party Claim" has the meaning set forth in paragraph 7.3 below.

    "Travis Parent" means Travis Boats & Motors, Inc., a Texas corporation.

    "Travis Parent Stock" means the voting common stock, par value $0.01 per share, of Travis Parent.

    "Used Boats, Motors, and Trailers" means all used boats, motors, and trailers owned by the Company. The Used Boats, Motors and Trailers shall be subject to a mutually agreeable value among the parties, but in no case shall any used inventory value exceed the current "wholesale value" as set forth in the most recent "Yellow" used boat guide or such other used boat reference as may be mutually agreeable.

B.	 Purchase and Sale of Company Shares.

1.	 Basic Transaction.  On and subject to the terms and
conditions of this Agreement, the Buyer agrees to purchase from each of the Sellers, and each of the Sellers agrees to sell to the Buyer, all of his Shares for the consideration specified in paragraph 2.2. Notwithstanding the foregoing, however, immediately prior to the Closing
(i) the Company will assign to the Sellers, or an Affiliate of the Sellers, the Excluded Assets (listed on Exhibit "B"), to which the Buyer shall have no right, title or interest following this transaction, and
(ii) the Company shall assign to the Sellers, or an Affiliate of the Sellers, and the Sellers or its Affiliate shall assume, the Excluded Liabilities (listed on Exhibit "C"), under which neither the Buyer nor the Company will be obligated or have any Liability whatsoever.

2.	Purchase Price.  The Buyer agrees to deliver the following
to the Sellers at the Closing:

a.	Intentionally Deleted.

b.	Two promissory notes (the "Buyer Notes") in the form of
Exhibit "E" attached hereto, one of which shall be in the principal amount of $667 and shall be payable to John W.
Reinhold and one of which shall be in the principal amount of $333 and shall be payable to Frederic D. Pace; and

c.	A number of newly issued shares of Travis Parent Stock
equal to (i) the Net Asset Value (as set forth on Exhibit
"D") plus $19,000 (ii) divided by $16.72. Fractional shares shall be rounded up if the fraction is .50 or greater.

The consideration set forth above is hereinafter referred to as the "Purchase Price". The Purchase Price shall be allocated to the Sellers in proportion to their respective holdings of Company Shares as set forth in paragraph 4.2 of the Disclosure Schedule. The Purchase Price shall be subject to adjustment as set forth in paragraph 2.5 hereof.

3.	 The Closing.  The closing of the transactions
contemplated by this Agreement (the "Closing" ) shall take place at the offices of Adventure North in Ft. Walton Beach, Florida, at mutually agreeable time, on the first business day following the satisfaction or waiver of all conditions to the obligations of the Parties to consummate the transactions contemplated hereby (other than conditions with respect to actions the respective Parties will take at the Closing itself) or such other date as the Buyer and the Sellers may mutually determine (the "Closing Date"); provided, however, that the Closing shall be effective as of September 30, 1997.

4.	 Deliveries at the Closing.  At the Closing, (i) the
Sellers will deliver to the Buyer the various certificates, instruments, and documents referred to in paragraph 6.1 below, (ii) the Buyer will deliver to the Sellers the various certificates, instruments, and documents referred to in paragraph 6.2 below, (iii) each of the Sellers will deliver to the Buyer stock certificates representing all of his or its Shares, properly endorsed or accompanied by duly executed assignment documents for transfer to Buyer free and clear of all Security Interests, claims, proxies, voting trusts, voting agreements, or other restrictions, and (iv) the Buyer will deliver the Purchase Price to each of the Sellers.

5.	Post Closing Adjustments.  The Purchase Price shall be
adjusted following the Closing based on the matters set forth below. Such adjustments shall be payable by Sellers to the Buyer or by Buyer to Sellers, as applicable, within 30 days following the submission of documentation describing in reasonable detail the factual basis of the adjustment:

a) 	The Purchase Price shall be adjusted by the amount by
which the Net Asset Value determined as of the Closing Date is less than or greater than $88,718; and

b)	The Purchase Price shall be adjusted by the dollar
amount of any Adverse Consequences.

c)	The purchase price shall be adjusted to reflect
amounts collected for the Accounts Receivable pursuant to the provisions of Section 6.9 hereof.

C.	 Representations and Warranties Concerning the Transaction.

1.	 Representations and Warranties of the Sellers.  Each of
the Sellers represents and warrants to the Buyer that the statements contained in this paragraph 3.1 are correct and complete as of the date of this Agreement and will be correct and complete as of the Closing Date (as though made then and as though the Closing Date were substituted for the date of this Agreement throughout this paragraph 3.1 with respect to himself), except as set forth in schedule 1 attached hereto.

    a) Authorization of Transaction. The Seller has full power and authority to execute and deliver this Agreement and to perform his obligations hereunder. This Agreement constitutes the valid and legally binding obligation of the Seller, enforceable in accordance with its terms and conditions. The Seller need not give any notice to, make any filing with, or obtain any authorization, consent, or approval of any government or governmental agency in order to consummate the transactions contemplated by this Agreement.

    b) Noncontravention. Neither the execution and the delivery of this Agreement, nor the consummation of the transactions contemplated hereby, will (i) violate any constitution, statute, regulation, rule, injunction, judgment, order, decree, ruling, charge, or other restriction of any government, governmental agency, or court to which the Seller is subject, or (ii) conflict with, result in a breach of, constitute a default under, result in the acceleration of, create in any party the right to accelerate, terminate, modify, or cancel, or require any notice under any agreement, contract, lease, license, instrument, or other arrangement to which the Seller is a party or by which he is bound or to which any of his assets are subject.

    c) Brokers' Fees. Except as described in paragraph 4.4 of the Disclosure Schedule, the Seller has no Liability or obligation to pay any fees or commissions to any broker, finder, or agent with respect to the transactions contemplated by this Agreement.

    d) Company Shares. The Seller holds of record and owns beneficially the number of Shares set forth next to his or its name in paragraph 4.2 of the Disclosure Schedule, free and clear of any restrictions on transfer (other than any restrictions under the Securities Act and state securities laws), Taxes, Security Interests, options, warrants, purchase rights, contracts, commitments, equities, claims, and demands. The Seller is not a party to any option, warrant, purchase right, or other contract or commitment that could require the Seller to sell, transfer, or otherwise dispose of any capital stock of the Company (other than this Agreement). The Seller is not a party to any voting trust, proxy, or other agreement or understanding with respect to the voting of any capital stock of the Company. The Sellers collectively own all of the outstanding shares of capital stock of the Company.

    e) The Sellers represent and warrant that (i) all Excluded Assets have been transferred or assigned from the Company to the Sellers or Affiliates of the Sellers, (iii) that the Excluded Liabilities have been assumed by the Sellers, or an Affiliate of the Sellers, without recourse to the Buyer, the Company or Travis Parent, (ii) that the pre-Closing Sales of the Company (the "Pre-Closing Sales") have been completed in accordance with the detailed description of the Pre-Closing Sales set forth on Exhibit "F" hereto, and (iii) that the consideration paid in each of the Pre-Closing Sales set forth in Exhibit "E" is equal to the fair market value of the asset sold.

    (f) The Sellers currently do not own any interest in, operate, or serve as an officer, director, guarantor or shareholder of, any business, or have any plans to engage in any of such actions, that will compete directly or indirectly against the Company or the Buyer, within a 250 mile radius of Ft. Walton Beach, Florida, or within a 250 mile radius of Key Largo, Florida.

2.	Representations and Warranties of the Buyer.  The Buyer
represents and warrants to the Sellers that the statements contained in this paragraph 3.2 are correct and complete as of the date of this Agreement and will be correct and complete as of the Closing Date (as though made then and as though the Closing Date were substituted for the date of this Agreement throughout this paragraph 3.2, except as set forth in schedule 2 attached hereto.

    a) Organization of the Buyer. The Buyer is a corporation validly existing, and in good standing under the laws of the State of Texas.

    b) Authorization of Transaction. The Buyer has full power and authority (including full corporate power and authority) to execute and deliver this Agreement and to perform its obligations hereunder. This Agreement constitutes the valid and legally binding obligation of the Buyer, enforceable in accordance with its terms and conditions. Other than as contemplated by the registration of the Travis Parent Stock, the Buyer need not give any notice to, make any filing with, or obtain any authorization, consent, or approval of any government or governmental agency in order to consummate the transactions contemplated by this Agreement.

    c) Noncontravention. Neither the execution and the delivery of this Agreement, nor the consummation of the transactions contemplated hereby, will (i) violate any constitution, statute, regulation, rule, injunction, judgment, order, decree, ruling, charge, or other restrict ion of any government, governmental agency, or court to which the Buyer is subject or any provision of its charter or bylaws or (ii) conflict with, result in a breach of, constitute a default under, result in the acceleration of, create in any party the right to accelerate, terminate, modify, or cancel, or require any notice under any agreement, contract, lease, license, instrument, or other arrangement to which the Buyer is a party or by which it is bound or to which any of its assets is subject.

    d) Brokers' Fees. The Buyer has no Liability or obligation to pay any fees or commissions to any broker, finder, or agent with respect to the transactions contemplated by this Agreement.

    e) Travis Parent Stock. The Travis Parent Stock to be issued to the Sellers will be issued free and clear of any restrictions on transfer (other than any restrictions under the Securities Act or state securities laws), Taxes, Security Interest, Options, warrants, purchase rights, contracts, commitments, equities, claims and demands.

    f) Independent Investigation. Buyer acknowledges that in the determination to purchase the Shares from the Sellers, Buyer has made its own independent investigation as to the Company and as to the Sellers. Further, Buyer confirms that except for those covenants, representations and warranties specifically enumerated herein and any schedules delivered pursuant to this Agreement, no representation or warranties related to the affairs or condition of the Company or the Sellers (of any kind of nature, legal, financial, or otherwise), have been made by Buyer to Sellers, or anyone acting on behalf of Sellers.

D.	Representations and Warranties Concerning the Company.  The
Sellers represent and warrant to the Buyer that the statements contained in this part are correct and complete as of the date of this Agreement and will be correct and complete as of the Closing Date (as though made then and as though the Closing Date were substituted for the date of this Agreement throughout this part), except as set forth in the disclosure schedule delivered by the Sellers to the Buyer on the date hereof and initialed by the Parties (the "Disclosure Schedule" ). Nothing in the Disclosure Schedule shall be deemed adequate to disclose an exception to a representation or warranty made herein, however, unless the Disclosure
Schedule identifies the exception with particularity and describes the relevant facts in detail. Without limiting the generality of the foregoing, the mere listing (or inclusion of a copy) of a document or other item shall not be deemed adequate to disclose an exception to a representation or warranty made herein (unless the representation or warranty has to do with the existence of the document or other item itself). The Disclosure Schedule will be arranged in paragraphs corresponding to the lettered and numbered paragraphs contained in this part 4.

1.	Organization, Qualification, and Corporate Power. The
Company is a corporation duly organized, validly existing, and in good standing under the laws of the State of Florida. The Company is duly authorized to conduct business and is in good standing under the laws of each jurisdiction where such qualification is required. The Company has full corporate power and authority and all licenses, permits, and authorizations necessary to carry on the businesses in which it is engaged and in which it presently proposes to engage and to own and use the properties owned and used by it. Paragraph 4.1 of the Disclosure Schedule lists the directors and officers of the Company. The Sellers have delivered to the Buyer correct and complete copies of the charter and bylaws of the Company (as amended to date). The Company is not in default under or in violation of any provision of its charter or bylaws.

2.	Capitalization.  The entire authorized capital stock of
Company consists of ______ Shares, of which ______ Shares are issued and outstanding and ______ Company Shares are held in treasury. All of the issued and outstanding Shares have been duly authorized, are validly issued, fully paid, and nonassessable, and are held of record by the respective Sellers as set forth in paragraph 4.2 of the Disclosure Schedule. There are no outstanding or authorized options, warrants, purchase rights, subscription rights, conversion rights, exchange rights, or other contracts or commitments that could require the Company to issue, sell, or otherwise cause to become outstanding any of its capital stock. There are no out standing or authorized stock appreciation, phantom stock, profit participation, or similar rights with respect to the Company. There are no voting trusts, proxies, or other agreements or understandings with respect to the voting of the capital stock of the Company.

3.	Noncontravention.  Neither the execution and the delivery
of this Agreement, nor the consummation of the transactions contemplated hereby, will (i) violate any constitution, statute, regulation, rule, injunction, judgment, order, decree, ruling, charge, or other restriction of any government, governmental agency, or court to which the Company is subject or any provision of the charter or bylaws of the Company or (ii) conflict with, result in a breach of, constitute a default under, result in the acceleration of, create in any party the right to accelerate, terminate, modify, or cancel, or require any notice under any agreement, contract, lease, license, instrument, or other arrangement to which the Company is a party or by which it is bound or to which any of its assets is subject (or result in the imposition of any Security Interest upon any of its assets). The Company does not need to give any notice to, make any filing with, or obtain any authorization, consent, or approval of any government or governmental agency in order for the parties to consummate the transactions contemplated by this Agreement.

4.	Brokers' Fees.  Except as set forth on paragraph 4.4 of
the Disclosure Schedule, the Company has no Liability or obligation to pay any fees or commissions to any broker, finder, or agent with respect to the transactions contemplated by this Agreement.

5.	Title to Assets.  The Company has exclusive, good and
marketable title to the Assets, or a valid leasehold interest in the properties used by them. The Assets are free and clear of all Security Interests, except as listed on paragraph 4.5 of the Disclosure Schedule. Except as set forth in paragraph 4.5 of the Disclosure Schedule, none of the Assets are leased by the Company from any third parties.

6.	Subsidiaries. The Company has no subsidiaries.

7.	Financial Statements.  Attached hereto as Exhibit "G" are
the following financial statements (collectively the "Financial Statements, ): (i) unaudited balance sheets and statements of income, changes in stockholders' equity, and cash flow as of and for the fiscal years ended June 30, 1995, 1996 and 1997 (hereinafter referred to as the "Most Recent Fiscal Year End, ) for the Company. The Financial Statements (including the notes thereto, if any) have been prepared in accordance with the cash basis of accounting, applied on a consistent basis throughout the periods covered thereby, present fairly the financial condition of the Company as of such dates and the results of operations of the Company for such periods, are correct and complete, and are consistent with the books and records of the Company (which books and records are correct and complete).

8.	Events Subsequent to Most Recent Fiscal Year End.  Except
as described in Exhibit "F" and in paragraph 4.8 of the Disclosure Schedule, since the Most Recent Fiscal Year End, there has not been any material adverse change in the business, financial condition, operations, results of operations, or future prospects of the Company. Without limiting the generality of the foregoing, since that date:

    a) the Company has not sold, leased, transferred, or assigned any of its assets, tangible or intangible, other than for a fair consideration in the Ordinary Course of Business;

    b) the Company has not entered into any agreement, contract, lease, or license (or series of related agreements, contracts, leases, and licenses) either involving more than $50,000 or outside the Ordinary Course of Business;

    c) no party (including the Company) has accelerated, terminated, modified, or canceled any agreement, contract, lease, or license (or series of related agreements, contracts, leases, and licenses) to which the Company is a party or by which the Company is bound, other than any agreement listed as an Excluded Liability;

    d) the Company has not imposed any Security Interest upon any of its assets, tangible or intangible;

    e) the Company has not made any single capital expenditure (or series of related capital expenditures) either involving more than $150,000 or outside the Ordinary Course of Business;

    f) the Company has not made any capital investment in, any loan to, or any acquisition of the securities or assets of, any other Person (or series of related capital investments, loans, and acquisitions) either involving more than $150,000 or outside the Ordinary Course of Business;

    g) the Company has not issued any note, bond, or other debt security or created, incurred, assumed, or guaranteed any indebtedness for borrowed money or capitalized lease obligation;

    h) the Company has not delayed or postponed the payment of accounts payable and other Liabilities outside the Ordinary Course of Business;

    i) the Company has not canceled, compromised, waived, or released any right or claim (or series of related rights and claims) either involving more than $20,000 or outside the Ordinary Course of Business;

    j) the Company has not granted any license or sublicense of any rights under or with respect to any Intellectual Property;

    k) there has been no change made or authorized in the charter or bylaws of the Company;

    l) the Company has not issued, sold, or otherwise disposed of any of its capital stock, or granted any options, warrants, or other rights to purchase or obtain (including upon conversion, exchange, or exercise) any of its capital stock;

    m) the Company has not declared, set aside, or paid any dividend or made any distribution with respect to its capital stock (whether in cash or in kind) or redeemed, purchased, or otherwise acquired any of its capital stock;

    n) the Company has not experienced any material damage, destruction, or loss (whether or not covered by insurance) to its property;

    o) the Company has no outstanding loans to any of its directors, officers, and employees outside the Ordinary Course of Business and the Company is currently not a party to a transaction with any of its directors, officers or employees outside the Ordinary Course of Business;

    p) the Company has not entered into any employment contract or collective bargaining agreement, written or oral, or modified the terms of any existing such contract or agreement;

    q) the Company has not granted any increase in the base compensation of any of its directors, officers, and employees outside the Ordinary Course of Business;

    r) the Company has not adopted, amended, modified, or terminated any bonus, profit-sharing, incentive, severance, or other plan, contract, or commitment for the benefit of any of its directors, officers, and employees (or taken any such action with respect to any other Employee Benefit Plan);

    s) the Company has not made any other change in employment terms for any of its directors, officers, and employees outside the Ordinary Course of Business;

    t) the Company has not made or pledged to make any charitable or other capital contribution outside the Ordinary Course of Business;

    u) there has not been any other material occurrence, event, incident, action, failure to act, or transaction outside the Ordinary Course of Business involving the Company; and

    v)      the Company has not committed to any of the foregoing.

9.	Undisclosed Liabilities.  Except as described on
paragraph 4.9 of the Disclosure Schedule, neither the Sellers nor the Company has any knowledge of any Liability of the Company that is not fully and accurately reflected on the Most Recent Financial Statements (and neither the Sellers nor the Company has any knowledge of any Basis for any present or future action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand against any of them giving rise to any Liability).

10.	Legal Compliance. The Company and its predecessors and
Affiliates has complied with all applicable laws (including rules, regulations, codes, plans, injunctions, judgments, orders, decrees, rulings, and charges thereunder) of federal, state, local, and foreign governments (and all agencies thereof), and no action, suit, proceeding, hearing, investigation, charge, complaint, claim, demand, or notice has been filed or commenced against any of them alleging any failure so to comply.

11.	Tax Matters.

    a) The Company has filed all Tax Returns that it was required to file. All such Tax Returns were correct and complete in all respects. All Taxes owed by the Company (whether or not shown on any Tax Return) have been paid. The Company currently is not the beneficiary of any extension of time within which to file any Tax Return. No claim has ever been made by an authority in a jurisdiction where the Company does not file Tax Returns that it is or may be subject to taxation by that jurisdiction. There are no Security Interests on any of the assets of the Company that arose in connection with any failure (or alleged failure) to pay any Tax.

    b) The Company has withheld and paid all Taxes required to have been withheld and paid in connection with amounts paid or owing to any employee, independent contractor, creditor, stockholder, or other third party.

    c) No Seller or director or officer (or employee responsible for Tax matters) of the Company expects any authority to assess any additional Taxes for any period for which Tax Returns have been filed. There is no dispute or claim concerning any Tax Liability of the Company either (i) claimed or raised by any authority in writing or (ii) as to which any of the Sellers and the directors and officers (and employees responsible for Tax matters) of the Company has Knowledge based upon personal contact with any agent of such authority. Such disclosure also indicates those Tax Returns that have been audited and indicates those Tax Returns that currently are the subject of audit. The Sellers have delivered to the Buyer correct and complete copies of all federal income Tax Returns, examination reports, and statements of deficiencies assessed against or agreed to by the Company since December 31, 1992.

    d) The Company has not waived any statute of limitations in respect of Taxes or agreed to any extension of time with respect to a Tax assessment or deficiency.

    e) The Company has not filed a consent under Code Sec. 341(f) concerning collapsible corporations. The Company has not made any payments, is obligated to make any payments, or is a party to any agreement that under certain circumstances could obligate it to make any payments that will not be deductible under Code Sec. 280G. The Company has not been a United States real property holding corporation within the meaning of Code Sec. 897(c)(2) during the applicable period specified in Code Sec. 897(c)(1)(A)(ii). The
Company has disclosed on its federal income Tax Returns all positions taken therein that could give rise to a substantial understatement of federal income Tax within the meaning of Code Sec. 6662. The Company is not a party to any Tax allocation or sharing agreement. The Company (A) has not been a member of an Affiliated Group filing a consolidated federal income Tax Return (other than a group the common parent of which was the Company) or (B) has no Liability for the Taxes of any Person (other than the Company) under Treas. Reg. 1.1502-6 (or any similar provision of state, local, or foreign law), as a transferee or successor, by contract, or otherwise.

    f) Paragraph 4.11 of the Disclosure Schedule sets forth the following information with respect to the Company) as of the most recent practicable date (i) the basis of the Company in its assets; and (ii) the amount of any net operating loss, net capital loss, unused investment or other credit, unused foreign tax, or excess charitable contribution allocable to the Company.

    g) The unpaid Taxes of the Company (i) did not, as of the Closing Date, exceed the reserve for Tax Liability (rather than any reserve for deferred Taxes established to reflect timing differences between book and Tax income) set forth on the face of the Most Recent Balance Sheet (rather than in any notes thereto) and (ii) do not exceed that reserve as adjusted for the passage of time through the Closing Date in accordance with the past custom and practice of the Company in filing their Tax Returns (collectively the "Tax Reserve,).

12.	Real Property.

a)	The Company does not own any real property, except
leasehold improvements, or any interest in any entities that own real property.

b)	As of the Closing Date, the Company is not a party to
any  lease for real property.

c)	At the Closing, Adventure North will enter into a
triple net lease (i) with Paul J. Roberts, Reinhold and Pace, DBA Adventure Marine Real Estate Partnership and Adventure Marine Real Estate, Inc. for the properties associated with the Business located in Ft. Walton Beach, Florida, as specifically described in the lease for such properties, a signed copy of which is included in Paragraph
4.12 of the Disclosure Schedule, and (ii) with [____________] for the property known as the "Kettles Property" specifically described in the lease for such properties, a signed copy of which is included in Paragraph 4.12 of the Disclosure Schedule.

13.	Intellectual Property.

a)	The Company does not own, except through common law
rights, or have the right to use pursuant to license, sublicense, agreement, or permission, any Intellectual Property.

b)	The Company has not interfered with, infringed upon,
misappropriated, or otherwise come into conflict with any Intellectual Property rights of third parties, and none of the Sellers and the directors and officers (and employees with responsibility for Intellectual Property matters) of the Company has ever received any charge, complaint, claim, demand, or notice alleging any such interference, infringement, misappropriation, or violation (including any claim that the Company must license or refrain from using any Intellectual Property rights of any third party). To the Knowledge of any of the Sellers and the directors and officers (and employees with responsibility for Intellectual Property matters) of the Company, no third party has interfered with, infringed upon, misappropriated, or otherwise come into conflict with the Intellectual Property rights of the Company, if any.

c)	 Paragraph 4.13 of the Disclosure Schedule identifies
each trade name or unregistered or registered trademark used by any of the Company in connection with any of its businesses.

14.	Tangible Assets.  The Company owns or leases all
buildings, machinery, equipment, and other tangible assets necessary for the conduct of their businesses as presently conducted and as presently proposed to be conducted.

15.	 Condition of Assets.  All of the Assets of the Company,
including without limitation the New Boats, Motors, and Trailers, Used Boats, Motors and Trailers, Accessories, Parts and Miscellaneous Assets, are merchantable and fit for the purpose for which it was procured or manufactured and are in good repair. The value of the Assets as detailed on Exhibit "D" hereto has been jointly established by the parties as the fair market thereof and neither party disagrees with such values.

16.	 Contracts.   Paragraph 4.16 of the Disclosure Schedule
lists all of the contracts and other agreements to which any of the Company is a party pursuant to which the Company is obligated, on an annual basis, for payments or commitments in excess of $25,000, including without limitation all Boat Show Rights. A correct and complete copy of each written agreement listed in paragraph 4.16 of the Disclosure Schedule (as amended to date) and a written summary setting forth the terms and conditions of each oral agreement referred to in paragraph 4.16 of the Disclosure Schedule is attached as an exhibit to the Disclosure Schedules. With respect to each such agreement: (i) the agreement is legal, valid, binding, enforceable, and in full force and effect; (ii) the agreement will continue to be legal, valid, binding, enforceable, and in full force and effect on identical terms following the consummation of the trans actions contemplated hereby; (iii) no party is in breach or default, and no event has occurred which with notice or lapse of time would constitute a breach or default, or permit termination, modification, or acceleration, under the agreement; and (iv) no party has repudiated any provision of the agreement. This paragraph specifically excludes any and all retail contracts.

17.	Notes and Accounts Receivable.  To the Seller's and the
Company's Knowledge, all notes and accounts receivable of the Company are reflected properly on the books and records, were incurred in the ordinary course of business, are not subject to setoffs or counterclaims, and are current and collectible, and will be collected in accordance with their terms at their recorded amounts. All Current Accounts Receivable are aged less than 60 days as of the Closing Date and are not due from the Sellers or affiliates of the Sellers or the Company.

18.	Powers of Attorney.  There are no outstanding powers of
attorney executed on behalf of the Company.

19.	Insurance.  Paragraph 4.19 of the Disclosure Schedule sets
forth the following information with respect to each insurance policy (including policies providing property, casualty, liability, and workers' compensation coverage and bond and surety arrangements) to which the Company has been a party, a named insured, or otherwise the beneficiary of coverage at any time within the past two years:

    (i)     the name, address, and telephone number of the agent;

    (ii) the name of the insurer, the name of the policyholder, and the name of each covered insured;

    (iii)   the policy number and the period of coverage;

    (iv) the scope (including an indication of whether the coverage was on a claims made, occurrence, or other basis) and amount (including a description of how deductibles and ceilings are calculated and operate) of coverage; and

    (v) a description of any retroactive premium adjustments or other loss-sharing arrangements.

With respect to each such insurance policy: (A) the Company is not in breach or default (including with respect to the payment of premiums or the giving of notices), and no event has occurred which, with notice or the lapse of time, would constitute such a breach or default, or permit termination, modification, or acceleration, under the policy; and (B) the Company has paid all premiums through the Closing Date. The Company has been covered during the past 10 years by insurance in scope and amount customary and reasonable for the businesses in which it has engaged during such period. The Company has no self-insurance arrangements.

20.	Litigation.  Paragraph 4.20 of the Disclosure Schedule
sets forth each instance in which the Company (i) is subject to any outstanding injunction, judgment, order, decree, ruling, or charge or
(ii) is a party or, to the Knowledge of any of the Sellers and the directors and officers (and employees with responsibility for litigation matters) of the Company, is threatened to be made a party to any action, suit, proceeding, hearing, or investigation of, in, or before any court or quasi-judicial or administrative agency of any federal, state, local, or foreign jurisdiction or before any arbitrator. None of the actions, suits, proceedings, hearings, and investigations set forth in paragraph
4.20 of the Disclosure Schedule could result in any adverse change in the business, financial condition, operations, results of operations, or future prospects of any of the Company. None of the Sellers and the directors and officers (and employees with responsibility for litigation matters) of the Company has any reason to believe that any such action, suit, proceeding, hearing, or investigation may be brought or threatened against of the Company.

21.	Product Warranty.  Each product manufactured, sold,
leased, or delivered by any of the Company has been in conformity with all applicable contractual commitments and all express and implied warranties, and the Company has no Liability (and to its knowledge there is no Basis for any present or future action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand against any of them giving rise to any Liability) for replacement or repair thereof or other damages in connection therewith. No product manufactured, sold, leased, or delivered by the Company is subject to any guaranty, warranty, or other indemnity beyond the applicable standard terms and conditions of sale or lease. Paragraph 4.21 of the Disclosure Schedule includes copies of the standard terms and conditions of sale or lease for the Company (containing applicable guaranty, warranty, and indemnity provisions).

22.	Product Liability.  The Company has no Liability (and
there is no Basis for the present or future action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand against any of them giving rise to any Liability) arising out of any injury to individuals or property as a result of the ownership, possession, or use of any product manufactured, sold, leased, or delivered by any of the Company.

23.	Employees.  To the Knowledge of any of the Sellers and the
directors and officers (and employees with responsibility for employment matters) of the Company, and except as contemplated by this Agreement, no executive, key employee, or group of employees has any plans to terminate employment with the Company. The Company is not a party to or bound by any collective bargaining agreement, nor has it experienced any strikes, grievances, claims of unfair labor practices, or other collective bargaining disputes. The Company has not committed any unfair labor practice. None of the Sellers and the directors and officers (and employees with responsibility for employment matters) of the Company has any Knowledge of any organizational effort presently being made or threatened by or on behalf of any labor union with respect to employees of any of the Company. Paragraph 4.23 of the Disclosure Schedule includes a complete and correct list of the names and positions of all of the employees of the Company, including a detailed description of the compensation paid to each such employee, including all benefits.

24.	Employee Benefits.

    a) Paragraph 4.24 of the Disclosure Schedule lists each Employee Benefit Plan that any of the Company and the Controlled Group of Corporations which includes the Company (here, collectively, the "Company ERISA Group") maintains or to which any member of the Company ERISA Group has ever contributed. With respect to such Employee Benefit Plan(s):

         (1) Each such Employee Benefit Plan (and each related trust, insurance contract, or fund) complies in form and in operation in all respects with the applicable requirements of ERISA, the Code, and other applicable laws, including, without limitation, the nondiscrimination requirements of Section 125 of the Code. None of the Employee Benefit Plans is an Employee Pension Benefit Plan nor has the Company ERISA Group maintained or contributed to an Employee Pension Benefit Plan subsequent to 1991.

         (2) All required reports and descriptions have been filed or distributed appropriately with respect to each such Employee
Benefit Plan. Without limitation, the requirements of Part 6 of Subtitle B of Title I of ERISA, of Code Sec. 4980B, and of the applicable provisions of the Health Insurance Portability and Accountability Act of 1996 have been met with respect to each such Employee Benefit Plan which is an Employee Welfare Benefit
Plan.

         (3) The Sellers have delivered to the Buyer correct and complete copies of the plan documents and summary plan descriptions, the most recent Form 5500 Annual Report, and all related trust agreements (if any), contracts (including without limitation insurance contracts), and other material agreements which implement each such Employee Benefit Plan.

         (4) The Company and the Sellers have no Liability for breach of fiduciary duty or any other failure to act or comply in connection with the administration, or investment of the assets, of any such Employee Benefit Plan. No action, suit, proceeding, hearing, or investigation with respect to the administration or the investment of the assets of any such Employee Benefit Plan (other than routine claims for benefits) is pending or, to the Knowledge of any of the Sellers and the directors and officers (and employees with responsibility for employee benefits matters) of the Company ERISA Group threatened. None of the Sellers and the directors and officers (and employees with responsibility for employee benefits matters) of the Company ERISA Group has any Knowledge of any Basis for any such action, suit, proceeding, hearing, or investigation.

    b) None of the Company ERISA Group maintains or ever has maintained or contributes, ever has contributed, or ever has been required to contribute to any Employee Welfare Benefit Plan providing medical, health, or life insurance or other welfare-type benefits for current or future retired or terminated employees, their spouses, or their dependents (other than in accordance with Code Sec. 4980B).

25.	Guaranties. The Company is not a guarantor or otherwise is
liable for any Liability or obligation (including indebtedness) of any other Person.

26.	Environment, Health, and Safety.

    a) To the Seller's and the Company's Knowledge, the Company, and its predecessors and Affiliates have complied with all Environmental, Health, and Safety Laws. No action, suit, proceeding, hearing, investigation, charge, complaint, claim, demand, or notice has been filed or commenced against any of them alleging any failure so to comply. Without limiting the generality of the preceding sentence, to the Seller's and the Company's Knowledge, each of the Company and its respective predecessors and Affiliates has obtained and been in compliance with all of the terms and conditions of all permits, licenses, and other authorizations which are required under, and has complied with all other limitations, restrictions, conditions, standards, prohibitions, requirements, obligations, schedules, and timetables which are contained in, all Environmental, Health, and Safety Laws.

    b) To the Seller's and the Company's Knowledge, the Company has no Liability (and none of the Company and its predecessors and Affiliates has handled or disposed of any substance, arranged for the disposal of any substance, exposed any employee or other individual to any substance or condition, or owned or operated any property or facility in any manner that could form the Basis for any present or future action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand against the Company giving rise to any Liability) for damage to any site, location, or body of water (surface or subsurface), for any illness of or personal injury to any employee or other individual, or for any reason under any Environmental, Health, and Safety Law.

27.	Disclosure.  The representations and warranties contained
in this part 4 do not contain any untrue statement of a material fact or omit to state any material fact necessary in order to make the statements and information contained in this part 4 not misleading.

E.	Pre-Closing Covenants.  The Parties agree as follows with
respect to the period between the execution of this Agreement and the Closing.

1.	General.  Each of the parties will use reasonable efforts
to take all action and to do all things necessary in order to consummate and make effective the transactions contemplated by this Agreement (including satisfaction, but not waiver, of the closing conditions set forth in part 7 below).

2.	Notices and Consents.  The Sellers will cause the Company
to give any notices to third parties, and will cause the Company to use commercially reasonable efforts to obtain any third-party consents required in connection with the transactions contemplated hereby.

3.	Operation of Business.  The Sellers will not cause or
permit the Company to engage in any practice, take any action, or enter into any transaction outside the Ordinary Course of Business. Without limiting the generality of the foregoing, the Sellers will not cause or permit the Company to declare, set aside, or pay any dividend or make any distribution with respect to its capital stock or redeem, purchase, or otherwise acquire any of its capital stock, or otherwise engage in any practice, take any action, or enter into any transaction of the sort described in paragraph 4.8 above, except as contemplated by the Pre-Closing Sales described in Exhibit "F".

4.	Preservation of Business.  Other than reductions in the
inventory pursuant to the Buyer's request, the Sellers will cause the Company to keep its business and properties substantially intact, including its present operations, physical facilities, working conditions, and relationships with lessors, licensors, suppliers, customers, and employees.

5.	Full Access.  Each of the Sellers will permit, and the
Sellers will cause the Company to permit, representatives of the Buyer to have full access at all reasonable times, and in a manner so as not to interfere with the normal business operations of the Company, to all premises, personnel, books, records (including Tax records), contracts, and documents of or pertaining to the Company.

6.	Notice of Developments.  The Sellers will give prompt
written notice to the Buyer of any material adverse development causing a breach of any of the representations and warranties in part 4 above.
Each Party will give prompt written notice to the others of any material adverse development causing a breach of any of his or its own representations and warranties in part 3 above. No disclosure by any Party pursuant to this paragraph 5.6, however, shall be deemed to amend or supplement the Disclosure Schedule or to prevent or cure any misrepresentation, breach of warranty, or breach of covenant.

7.	Exclusivity.  Except as contemplated by the Pre-Closing
Sales, none of the Sellers will (and the Sellers will not cause or permit the Company to) (i) solicit, initiate, or encourage the submission of any proposal or offer from any Person relating to the acquisition of any capital stock or other voting securities, or any substantial portion of the assets of the Company (including any acquisition structured as a merger, consolidation, or share exchange) or (ii) participate in any discussions or negotiations regarding, furnish any information with respect to, assist or participate in, or facilitate in any other manner any effort or attempt by any Person to do or seek any of the foregoing. None of the Sellers will vote their Shares in favor of any such acquisition structured as a merger, consolidation, or share exchange.
The Sellers will notify the Buyer immediately if any Person makes any proposal, offer, inquiry, or contact with respect to any of the foregoing.

F.	Post-Closing Covenants.  The Parties agree as follows with
respect to the period following the Closing.

1.	General.  In case at any time after the Closing any
further action is necessary or desirable to carry out the purposes of this Agreement, each of the parties will take such further action (including the execution and delivery of such further instruments and documents) as any other party reasonably may request, all at the sole cost and expense of the requesting party (unless the requesting party is entitled to indemnification therefor under part 8 below). The Sellers acknowledge and agree that from and after the Closing the Buyer will be entitled to possession of all documents, books, records (including Tax records), agreements, and financial data of any sort relating to the Company. The Buyers agree to take reasonable steps to safekeep such records.

2.	Litigation Support.  In the event and for so long as any
Party actively is contesting or defending against any action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand in connection with (i) any transaction contemplated under this Agreement or (ii) any fact, situation, circumstance, status, condition, activity, practice, plan, occurrence, event, incident, action, failure to act, or transaction on or prior to the Closing Date involving the Company, each of the other Parties will cooperate with him or it and his or its counsel in the contest or defense, make available their personnel, and provide such testimony and access to their books and records as shall be necessary in connection with the contest or defense, all at the sole cost and expense of the contesting or defending Party (unless the contesting or defending Party is entitled to indemnification therefor under paragraph 8 below).

3.	Transition.  None of the Sellers will take any action that
is designed or intended to have the effect of discouraging any lessor, licensor, customer, supplier, or other business associate of the Company from maintaining the same business relationships with the Company after the Closing as it maintained with the Company prior to the Closing. Each of the Sellers will refer all customer inquiries relating to the businesses of the Company to the Buyer from and after the Closing.

4.	Confidentiality.  Each of the Sellers will treat and hold
as such all of the Confidential Information, refrain from using any of the Confidential Information except in connection with this Agreement, and deliver promptly to the Buyer or destroy, at the request and option of the Buyer, all tangible expressions (and all copies) of the Confidential Information which are in his or its possession. In the event that any of the Sellers is requested or required (by oral question or request for information or documents in any legal proceeding, interrogatory, subpoena, civil investigative demand, or similar process) to disclose any Confidential Information, that Seller will notify the Buyer promptly of the request or requirement so that the Buyer may seek an appropriate protective order or waive compliance with the provisions of this paragraph 6.4. If, in the absence of a protective order or the receipt of a waiver hereunder, any of the Sellers is, on the advice of counsel, compelled to disclose any Confidential Information to any tribunal or else stand liable for contempt, that Seller may disclose the Confidential Information to the tribunal; provided, however, that the disclosing Seller shall use his or its best efforts to obtain, at the reasonable request of the Buyer, an order or other assurance that confidential treatment will be accorded to such portion of the Confidential Information required to be disclosed as the Buyer shall designate.

5.	Buyer Notes.  Each of the Buyer Notes will bear a legend
substantially in the following form:

THE PAYMENT OF PRINCIPAL AND INTEREST ON THIS NOTE IS SUBJECT TO CERTAIN RIGHTS OF SET-OFF AS SET FORTH IN A STOCK PURCHASE AGREEMENT DATED AS OF SEPTEMBER 30, 1997 (THE "PURCHASE AGREEMENT") AMONG THE ISSUER OF THIS NOTE AND THE ORIGINAL HOLDER HEREOF. THIS NOTE WAS ORIGINALLY ISSUED ON SEPTEMBER 30, 1997, AND HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED. THE TRANSFER OF THIS NOTE IS SUBJECT TO CERTAIN RESTRICTIONS SET FORTH IN THE PURCHASE AGREEMENT. THE ISSUER OF THIS NOTE WILL FURNISH A COPY OF THESE PROVISIONS TO THE HOLDER HEREOF WITHOUT CHARGE UPON WRITTEN REQUEST.

Each holder desiring to transfer a Buyer Note first must furnish the Buyer with (i) a written opinion of counsel satisfactory to the Buyer in form and substance satisfactory to the Buyer to the effect that the holder may transfer the Buyer Note as desired without registration under the Securities Act, and (ii) a written undertaking executed by the proposed transferee satisfactory to the Buyer in form and substance satisfactory to Buyer agreeing to be bound by the Set-Off provisions and the restrictions on transfer contained herein.

6.	Registration of Travis Parent Stock.  Travis Parent shall
file a registration statement at its expense, on Form S-3 (the "Registration Statement,) within fifteen (15) business days after the Closing Date and shall use its reasonable efforts to have the Registration Statement declared effective by the Securities and Exchange Commission ("SEC"). The Sellers agree to cooperate and provide all required information for inclusion in the Registration Statement. The Buyer agrees that if the SEC does not, on or before March 31, 1998, declare the Registration Statement effective, and the failure to do so is a result of a circumstance or condition associated with the Buyer, which causes the SEC under current or then existing rules and regulations to postpone or prohibit the effectiveness of the Registration Statement, then the Buyer shall, upon receipt of the Travis Parent Stock from Sellers, pay to the Sellers an amount of cash equal to cash value of the Travis Parent Stock as of the Closing Date. Without limiting the generality of the foregoing, the Buyer shall be under no obligation to pay cash to the Sellers if the SEC does not declare the Registration Statement effective due to issues arising out of or in connection with the acquisition of the Company, Adventure North or Adventure Brokerage.

7.	Pre-Closing Sales.  The Sellers agree to fully indemnify
and promptly reimburse the Buyer for any Liability incurred or expenses incurred by the Buyer arising out of or in connection with the Pre-Closing Sales. The Sellers agree to cooperate fully with Buyer in connection with the defense of any such Liability and agree to provide Buyer access to all books and records related to the Pre-Closing Sales. This provision shall be in addition to the Buyers remedies set forth in part 8 and 9 hereof.

8.	Use of Name.  The Sellers shall, and the Seller shall
cause its Affiliates, to cease using the name "Adventure Marine" or any derivation thereof within six months of the Closing Date.

9.	Accounts Receivable.  (a) The Buyer shall, in the manner
provided in paragraph 6.9(b), promptly reimburse the Sellers for any sums collected for Accounts Receivable in excess of 50% of the aggregate face amount of the Current Accounts Receivable. In the event the Buyer is unable to collect 50% of the face amount of the Current Accounts Receivable within 120 days of the Closing Date, the Buyer may, among other remedies, exercise its right to Set-Off under the Buyer Notes and the Other Buyer Notes and/or seek indemnification pursuant to the terms of this Agreement.

(b)	On the tenth day of each month following the Closing
Date, the Buyer shall deliver to Reinhold an accounting which details the amount of Accounts Receivable collected by the Buyer in the previous month. If the Buyer has collected in excess of 50% of the Current Accounts Receivable, the Buyer shall, at that time, reimburse Sellers for all amounts not previously paid to Sellers which Buyer has collected with respect to the Accounts Receivable in excess of 50% of the Current Accounts Receivable. The Buyer agrees to use diligent efforts to collect the Accounts Receivable. If, at any time after six months following the Closing Date, the Buyer has collected an amount in excess of 50% of all Current Accounts Receivable and the Buyer is unable to collect any of the Accounts Receivable, the Buyer shall, at the Seller's request, assign such uncollected Accounts Receivable to the Sellers.

10.	Non-Compete.

a)	To induce Buyer to consummate the transactions
contemplated by this Agreement, (i) John Reinhold agrees to execute the Noncompetition Agreement attached as Exhibit "I" to the Adventure Brokerage Stock Purchase Agreement, and (ii) Frederic D. Pace ("Pace") agrees that for a period of five (5) years after the date of this Agreement, he shall not, directly or indirectly, individually or as an employee, partner, officer, director, guarantor or shareholder or in any other capacity whatsoever:

(A)	solicit the business of customers of the Company or
the Business: or

    (B)  (i)     acquire any interest (by gift, purchase,
bequest, or otherwise), open, or operate any retail or wholesale business related to the marine industry (including, without limitation, brokerage activities, whether conducted in person or via computer) or enter into any franchise or other management agreement with any retail or wholesale business related to the marine industry, or

         (ii) engage in any activities that enrich either of the Sellers at the expense of the Buyer, or

         (iii) serve as an officer, director, employee, agent or consultant to any retail or wholesale business related to the marine industry,

within a 250 mile radius of Ft. Walton Beach, Florida or within a 250 mile radius of Key Largo, Florida.

b) If any court of competent jurisdiction should determine that any term or terms of this covenant are too broad with respect to time, geographic area, lines of commerce or otherwise, such court shall modify and revise any such term or terms so that they comply with applicable law.

c)      The provision set forth in this paragraph
6.10 shall terminate, upon the earlier of (i) five years after the date of this Agreement, or (ii) the termination of the employment
by the Buyer of Pace, unless such termination is "For Cause".   The
term "For Cause" shall mean (i) Pace's gross neglect or willful misconduct in the discharge of his duties and responsibilities to the Buyer, as determined by the Board of Directors of the Buyer,
(ii) Pace's repeated failure to obey reasonable directions from the Buyer, (iii) any act of Pace's against the Buyer intended to enrich Pace at the expense of the Buyer, (iv) any willful act or omission by Pace having the effect of materially injuring the business or business relationships of the Buyer, or (v) Pace's commission of a felony or any crime involving moral turpitude, fraud or misrepresentation.

G.	Conditions to Obligation to Close.

1.	Conditions to Obligation of the Buyer.  The obligation
of the Buyer to consummate the transactions to be performed by it in connection with the Closing is subject to satisfaction of the following conditions:

    a) the representations and warranties set forth in paragraph 3.1 and part 4 above shall be true and correct in all material respects at and as of the Closing Date;

    b) the Sellers shall have performed and complied with all of their covenants hereunder in all material respects through the Closing;

    c) no action, suit, or proceeding shall be pending or threatened before any court or agency of any federal, state, local, or foreign jurisdiction or before any arbitrator wherein an unfavorable injunction, judgment, order, decree, ruling, or charge would (i) prevent consummation of any of the transactions contemplated by this Agreement, (ii) cause any of the transactions contemplated by this Agreement to be rescinded following consummation, (iii) affect adversely the right of the Buyer to own the Shares and to control the Company, or (iv) affect adversely the right of the Company to own its assets and to operate its businesses (and no such injunction, judgment, order, decree, ruling, or charge shall be in effect);

    d) the Sellers shall have delivered to the Buyer a certificate to the effect that each of the conditions specified above in paragraph 7.1(a)-(c) is satisfied in all respects;

    e) the Buyer shall have received from counsel to the Sellers an opinion in form and substance as set forth in Exhibit
"H" attached hereto, addressed to the Buyer, and dated as of the Closing Date;

    f) the Buyer shall have received the resignations, effective as of the Closing, of each director and officer of the Company;

    g) the Buyer shall have received satisfactory evidence in its sole discretion that Paul J. Roberts consented to the terms of this Agreement, has released the Company from any and all claims, and that the Sellers provided full disclosure regarding the terms of this Agreement and any other related agreements to Paul J. Roberts; and

    h)      the Buyer's acquisitions of the stock of Adventure
North and Adventure Brokerage shall have been consummated, or the Buyer is satisfied, in its sole discretion, that such transactions will be consummated immediately following consummation of the transactions contemplated hereby;

    i) John W. Reinhold shall have executed the Noncompetition Agreement attached as Exhibit "I" to the Adventure
Brokerage Stock Purchase Agreement.

    j) the Buyers shall have received satisfactory evidence that the Excluded Assets have been transferred from the Company to the Sellers or an Affiliate of the Sellers and that the Excluded Liabilities have been assumed by the Sellers, or an Affiliate of the Sellers, without recourse to the Buyer, the Company or Travis Parent; and

    k) all actions to be taken by the Sellers in connection with consummation of the transactions contemplated hereby and all certificates, opinions, instruments, and other documents required to effect the transactions contemplated hereby will be reasonably satisfactory in form and substance to the Buyer.

The Buyer may waive any condition specified in this paragraph 7.1 if it executes a writing so stating at or prior to the Closing.

2.	Conditions to Obligation of the Sellers.  The
obligation of the Sellers to consummate the transactions to be performed by them in connection with the Closing is subject to satisfaction of the following conditions:

    a) the representations and warranties set forth in paragraph 3.2 above shall be true and correct in all material respects at and as of the Closing Date;

    b) the Buyer shall have performed and complied with all of its covenants hereunder in all material respects through the Closing;

    c) no action, suit, or proceeding shall be pending or threatened before any court or agency of any federal, state, local, or foreign jurisdiction or before any arbitrator wherein an unfavorable injunction, judgment, order, decree, ruling, or charge would (i) prevent consummation of any of the transactions contemplated by this Agreement or (ii) cause any of the transactions contemplated by this Agreement to be rescinded following consummation (and no such injunction, judgment, order, decree, ruling, or charge shall be in effect);

    d) the Buyer shall have delivered to the Sellers a certificate to the effect that each of the conditions specified above in paragraph 7.2(a)-(c) is satisfied in all respects;

    e) the Sellers shall have received from counsel to the Buyer an opinion in form and substance as set forth in Exhibit
"I, attached hereto, addressed to the Sellers, and dated as of the Closing Date; and

    f) all actions to be taken by the Buyer in connection with consummation of the transactions contemplated hereby and all certificates, opinions, instruments, and other documents required to effect the transactions contemplated hereby will be reasonably satisfactory in form and substance to the Sellers.

The Sellers may waive any condition specified in this paragraph 7.2 if they execute a writing so stating at or prior to the Closing.

H.	Remedies

1.	Indemnification Provisions for Benefit of the Buyer.

    a) In the event any of the Sellers breaches (or in the event any third party alleges facts that, if true, would mean any of the Sellers has breached) any of the representations, warranties and covenants contained herein (other than those of the Sellers described in paragraph 8.1(b) and (c)), then each of the Sellers agrees jointly and severally to indemnify the Buyer from and against the entirety of any Adverse Consequences the Buyer may suffer, for a period of one year following the Closing Date, through and after the date of the claim for indemnification (including any Adverse Consequences the Buyer may suffer after the end of such one year period) resulting from, arising out of, relating to, in the nature of, or caused by the breach (or the alleged breach); provided, however, that (a) the Sellers shall have no obligations to indemnify the Buyer for any Adverse Consequences pursuant to this Section 8.1(a) for an amount in excess of (i) the Buyer Notes and (ii) the Other Buyer Notes, issued in connection with the sale of Adventure North and Adventure Brokerage and (b) the Buyer's exclusive remedy for any claims brought pursuant to this Section 8.1(a) shall be the right to Set-Off described in Section 8.5 hereof.

    b) Each of Sellers shall be obligated to fully and completely indemnify the Buyer, for an unlimited period of time following the Closing (subject to applicable statutes of limitation), from and against the entirety of any Adverse Consequences the Buyer may suffer resulting from, arising out of or relating to any Liability suffered as a result of (i) fraud by the Sellers or the Company (including without limitation any Adverse Consequences suffered by Buyer as a result of a breach of the Seller's representations in paragraph 3.1 (Representations and Warranties) hereof), (ii) a misrepresentation which the Sellers or the Company knew or reasonably should have known or been aware (including without limitation any Adverse Consequences suffered by Buyer as a result of employee misstatements to customers or others), (iii) claims by employees against the Company (including without limitation any Adverse Consequences suffered by Buyer as a result of the representations made by the Sellers and the Company in paragraph 4.24 (Employee Benefits) hereof), (iv) Taxes (including without limitation any Adverse Consequences suffered by Buyer as a result of the representations made by the Sellers and the Company in paragraph 4.11 (Tax Matters) hereof, and (v) claims by any of the current or former shareholders of the Company, Adventure North or Adventure Brokerage against the Company, Adventure North, Adventure Brokerage or the Buyer and its affiliates.

    c) Each of the Sellers shall be obligated to fully and completely indemnify the Buyer for an unlimited period of time following Closing (subject to applicable statutes of limitation) from and against the entirety of any Adverse Consequences the Buyer may suffer resulting from, arising out of, relating to, in the nature of, or caused by any Liability of any of the Company
(i) for any Taxes of the Company with respect to any Tax year or portion thereof ending on or before the Closing Date (or for any Tax year beginning before and ending after the Closing Date to the extent allocable (determined in a manner consistent with paragraph 9.2 below) to the portion of such period beginning before and ending on the Closing Date), to the extent such Taxes are not reflected in the Tax Reserve or have not been paid to the Buyer pursuant to paragraph 9.1 below, and (ii) for the unpaid Taxes of any Person (other than any of the Company) under Treas. Reg. 1.1502-6 (or any similar provision of state, local, or foreign law), as a transferee or successor, by contract, or otherwise suffer.

2.	Indemnification Provisions for Benefit of the Sellers.
The representations, warranties and covenants of the Buyer shall survive the Closing and continue in full force and effect for a period of one year. In the event the Buyer breaches (or in the event any third party alleges facts that, if true, would mean the Buyer has breached) any of its representations, warranties, and covenants contained herein, provided that any of the Sellers makes a written claim for indemnification against the Buyer within such one year period, then the Buyer agrees to indemnify each of the Sellers from and against any Adverse Consequences the Seller may suffer through and after the date of the claim for indemnification (including any Adverse Consequences the Seller may suffer after the end of any applicable survival period) resulting from, arising out of, relating to, in the nature of, or caused by the breach (or the alleged breach). Furthermore, the Buyer agrees to fully and completely indemnify the Sellers for any Adverse Consequences suffered by the Sellers as a result of any action or omission by the Company following the Closing Date; provided, however, that (i) in the case of Adverse Consequences involving a series of actions or omissions by the Company, the Buyer shall not indemnify Sellers for any liability created by the Company prior to the Closing Date, and (ii) this provision shall not apply to Frederic Pace for any Adverse Consequences suffered by Pace arising out of or in connection with Pace's employment with the Company or the Buyer subsequent to the Closing Date.

3.	Matters Involving Third Parties.

    a) If any third party shall notify any party (the "Indemnified Party") with respect to any matter (a "Third Party Claim") which may give rise to a claim for indemnification against any other Party (the "Indemnifying Party") under this part 8, then the Indemnified Party shall promptly notify each Indemnifying Party thereof in writing; provided, however, that no delay on the part of the Indemnified Party in notifying any Indemnifying Party shall relieve the Indemnifying Party from any obligation hereunder unless (and then solely to the extent) the Indemnifying Party thereby is prejudiced.

    b) Any Indemnifying Party will have the right to defend the Indemnified Party against the Third Party Claim with counsel of its choice reasonably satisfactory to the Indemnified Party so long as (i) the Indemnifying Party notifies the Indemnified Party in writing within 15 days after the Indemnified Party has given notice of the Third Party Claim that the Indemnifying Party will indemnify the Indemnified Party from and against the entirety of any Adverse Consequences the Indemnified Party may suffer resulting from, arising out of, relating to, in the nature of, or caused by the Third Party Claim, (ii) the Indemnifying Party provides the Indemnified Party with evidence reasonably acceptable to the Indemnified Party that the Indemnifying Party will have the financial resources to defend against the Third Party Claim and fulfill its indemnification obligations hereunder, (iii) the Third Party Claim involves only money damages and does not seek an injunction or other equitable relief, (iv) settlement of, or an adverse judgment with respect to, the Third Party Claim is not, in the good faith judgment of the Indemnified Party, likely to establish a precedential custom or practice materially adverse to the continuing business interests of the Indemnified Party, and (v) the Indemnifying Party conducts the defense of the Third Party Claim actively and diligently.

    c) So long as the Indemnifying Party is conducting the defense of the Third Party Claim in accordance with paragraph 8.3(b) above, (i) the Indemnified Party may retain separate co-counsel at its sole cost and expense and participate in the defense of the Third Party Claim, (ii) the Indemnified Party will not consent to the entry of any judgment or enter into any settlement with respect to the Third Party Claim without the prior written consent of the Indemnifying Party (not to be unreasonably withheld), and (iii) the Indemnifying Party will not consent to the entry of any judgment or enter into any settlement with respect to the Third Party Claim without the prior written consent of the Indemnified Party (not to be unreasonably withheld).

    d) In the event any of the conditions in paragraph 8.3(b) above is or becomes unsatisfied, however, (i) the Indemnified Party may defend against, and consent to the entry of any judgment or enter into any settlement with respect to, the Third Party Claim in any manner it reasonably may deem appropriate (and the Indemnified Party need not consult with, or obtain any consent from, any Indemnifying Party in connection therewith),
(ii) the Indemnifying Parties will reimburse the Indemnified
Party promptly and periodically for the costs of defending against the Third Party Claim (including reasonable attorneys' fees and expenses), and (iii) the Indemnifying Parties will remain responsible for any Adverse Consequences the Indemnified Party may suffer resulting from, arising out of, relating to, in the nature of, or caused by the Third Party Claim to the fullest extent provided in this part 8.

4.	Determination of Adverse Consequences.  The parties
shall take into account the time cost of money (using the Applicable Rate as the discount rate) in determining Adverse Consequences for purposes of this part 8. All indemnification payments under this part 8 shall be deemed adjustments to the Purchase Price.

5.	Set-off Under Buyer Notes.  The Buyer shall have the
option of recouping all or any part of any Adverse Consequences it may suffer (in lieu of seeking any indemnification to which it is entitled under this part 8); such right shall be exercisable by Buyer by notifying the Sellers that the Buyer is reducing the principal amount outstanding under the Buyer Notes. This shall affect the timing and amount of payments required under the Buyer Notes in the same manner as if the Buyer had made a permitted prepayment (without premium or penalty) thereunder. The Buyer shall offset against each Buyer Note based on each Seller's percentage ownership of the Company, based upon the information contained in paragraph 4.2 of the Disclosure Schedule. If the Buyer discovers an Adverse Consequence prior to the maturity of the Buyer Note (the "Maturity Date,), but is unable, in good faith, to determine with specificity the amount of the Adverse Consequence and, therefore, does not exercise its right of Set-Off prior to the Maturity Date, the Maturity Date shall be deemed to be extended until the Buyer can determine the amount of the Adverse Consequence and exercise its right of Set-Off. The extension of the Maturity Date hereunder shall not be considered an event of default under the Buyer Note and no late payment shall be payable as a result of the extension of the Maturity Date. Following any set-off by Buyer against the Buyer Note which in the aggregate is equal to the full amount thereof, Buyer shall be permitted to set-off unsatisfied Adverse Consequences arising under this Agreement against the Other Buyer Notes, issued in connection with the sale of Adventure North and Adventure Brokerage.

6.	Other Indemnification Provisions.  The foregoing
indemnification provisions are in addition to, and not in derogation of, any statutory, equitable, or common law remedy any party may have for breach of representation, warranty, or covenant. Each of the Sellers hereby agrees that he or it will not make any claim for indemnification against the Company by reason of the fact that he or it was a director, officer, employee, or agent of any such entity or was serving at the request of any such entity as a partner, trustee, director, officer, employee, or agent of another entity (whether such claim is for judgments, damages, penalties, fines, costs, amounts paid in settlement, losses, expenses, or otherwise and whether such claim is pursuant to any statute, charter document, bylaw, agreement, or otherwise) with respect to any action, suit, proceeding, complaint, claim, or demand brought by the Buyer against such Seller (whether such action, suit, proceeding, complaint, claim, or demand is pursuant to this Agreement, applicable law, or otherwise).

I.	Tax Matters.  The following provisions shall govern the
allocation of responsibility as between Buyer and Sellers for certain Tax matters following the Closing Date:

1.	Tax Periods Ending on or Before the Closing Date.
Buyer shall prepare or cause to be prepared and file or cause to be filed all Tax Returns for the Company for all periods ending on or prior to the Closing Date which are filed after the Closing Date. Buyer shall permit the Sellers to review and comment on each such Tax Return described in the preceding sentence prior to filing. Sellers shall reimburse Buyer for Taxes of the Company with respect to such periods within fifteen (15) days after payment by Buyer of such Taxes to the extent such Taxes are not reflected in the Tax Reserve. Buyer shall be permitted to Set-Off against the Buyer Note to pay any such Taxes.

2.	Tax Periods Beginning Before and Ending After the
Closing Date. Buyer shall prepare or cause to be prepared and file or cause to be filed any Tax Returns of the Company for Tax periods which begin before the Closing Date and end after the Closing Date. Sellers shall pay to Buyer within fifteen (15) days after the date on which Taxes are paid with respect to such periods an amount equal to the portion of such Taxes which relates to the portion of such Taxable period ending on the Closing Date to the extent such Taxes are not reflected in the Tax Reserve. For purposes of this Section, in the case of any Taxes that are imposed on a periodic basis and are payable for a Taxable period that includes (but does not end on) the Closing Date, the portion of such Tax which relates to the portion of such Taxable period ending on the Closing Date shall (i) in the case of any Taxes other than Taxes based upon or related to income or receipts, be deemed to be the amount of such Tax for the entire Taxable period multiplied by a fraction the numerator of which is the number of days in the Taxable period ending on the Closing Date and the denominator of which is the number of days in the entire Taxable period, and (ii) in the case of any Tax based upon or related to income or receipts be deemed equal to the amount which would be payable if the relevant Taxable period ended on the Closing Date. Any credits relating to a Taxable period that begins before and ends after the Closing Date shall be taken into account as though the relevant Taxable period ended on the Closing Date. All determinations necessary to give effect to the foregoing allocations shall be made in a manner consistent with prior practice of the Company.

3.	Cooperation on Tax Matters.

(i)	Buyer, the Company and Sellers shall cooperate
fully, as and to the extent reasonably requested by the other party, in connection with the filing of Tax Returns pursuant to this Part 9 and any audit, litigation or other proceeding with respect to Taxes. Such cooperation shall include the retention and (upon the other party's request) the provision of records and information which are reasonably relevant to any such audit, litigation or other proceeding and making employees available on a mutually convenient basis to provide additional information and explanation of any material provided hereunder. The Company and Sellers agree (A) to retain all books and records with respect to Tax matters pertinent to the Company relating to any taxable period beginning before the Closing Date until the expiration of the statute of limitations (and, to the extent notified by Buyer or Sellers, any extensions thereof) of the respective taxable periods, and to abide by all record retention agreements entered into with any taxing authority, and (B) to give the other party reasonable written notice prior to transferring, destroying or discarding any such books and records and, if the other party so requests, the Company or Sellers, as the case may be, shall allow the other party to take possession of such books and records.

(ii)	Buyer and Sellers further agree, upon request, to
use their best efforts to obtain any certificate or other document from any governmental authority or any other Person as may be necessary to mitigate, reduce or eliminate any Tax that could be imposed (including, but not limited to, with respect to the transactions contemplated hereby).

(iii)	Buyer and Sellers further agree, upon
request, to provide the other party with all information that either party may be required to report pursuant to Section 6043 of the Code and all Treasury Department Regulations promulgated thereunder.

4.	Tax Sharing Agreements.  All tax sharing agreements or
similar agreements, if any, with respect to or involving the Company shall be terminated as of the Closing Date and, after the Closing Date, the Company shall not be bound thereby or have any liability thereunder.

5.	Certain Taxes.  All transfer, documentary, sales, use,
stamp, registration and other such Taxes and fees (including any penalties and interest) incurred in connection with this Agreement shall be paid by Sellers when due, and Sellers will, at their own expense, file all necessary Tax Returns and other documentation with respect to all such transfer, documentary, sales, use, stamp, registration and other Taxes and fees, and, if required by applicable law, Buyer will, and will cause its affiliates to, join in the execution of any such Tax Returns and other documentation.

J.	Termination.

1.	Termination of Agreement.  Certain of the parties may
terminate this Agreement as provided below:

    a) the Buyer and both Sellers may terminate this Agreement by mutual written consent at any time prior to the Closing;

    b) the Buyer may terminate this Agreement by giving written notice to the Sellers on or before the 10th day following the date of this Agreement if the Buyer is not satisfied with the results of its continuing business, legal, and accounting due diligence regarding the Company;

    c) the Buyer may terminate this Agreement by giving written notice to the Sellers at any time prior to the Closing
(i) in the event any of the Sellers has breached any material representation, warranty, or covenant contained in this Agreement in any material respect, the Buyer has notified the Sellers of the breach, and the breach has continued without cure for a period of 5 days after the notice of breach, or (ii) if the Closing shall not have occurred on or before September 30, 1997, by reason of the failure of any condition precedent under paragraph 7.1 hereof (unless the failure results primarily from the Buyer itself breaching any representation, warranty, or covenant contained in this Agreement); and

    d) the Sellers may terminate this Agreement by giving written notice to the Buyer at any time prior to the Closing (i) in the event the Buyer has breached any material representation, warranty, or covenant contained in this Agreement in any material respect, any of the Sellers has notified the Buyer of the breach, and the breach has continued without cure for a period of 5 days after the notice of breach or (ii) if the Closing shall not have occurred on or before September 30, 1997, by reason of the failure of any condition precedent under paragraph 7.2 hereof (unless the failure results primarily from any of the Sellers themselves breaching any representation, warranty, or covenant contained in this Agreement).

2.	 Effect of Termination.  If any party terminates this
Agreement pursuant to paragraph 10.1 above, all rights and obligations of the parties hereunder shall terminate without any Liability of any party to any other party (except for any Liability of any party then in breach).

K.	Miscellaneous.

1.	Nature of Certain Obligations.

    (i)     The covenants of each of the Sellers in paragraph
2.1 above concerning the sale of his or its Company Shares to the Buyer and the representations and warranties of each of the Sellers in paragraph 3.1(a) through (d) above concerning the transaction are several obligations. This means that the particular Seller making the representation, warranty, or covenant will be solely responsible to the extent provided in part 8 above for any Adverse Consequences the Buyer may suffer as a result of any breach thereof.

    (ii) The remainder of the representations, warranties, and covenants in this Agreement, including paragraph 3.1(c), are joint and several obligations. This means that each Seller will be responsible to the extent provided in part 8 above for the entirety of any Adverse Consequences the Buyer may suffer as a result of any breach thereof.

2.	Press Releases and Public Announcements.  No party
shall issue any press release or make any public announcement relating to the subject matter of this Agreement without the prior written approval of the Buyer and the Sellers; provided, however, that any party may make any public disclosure it believes in good faith is required by applicable law or any listing or trading agreement concerning its publicly-traded securities (in which case the disclosing Party will use its reasonable efforts to advise the other Parties prior to making the disclosure).

3.	No Third-Party Beneficiaries.  This Agreement shall not
confer any rights or remedies upon any Person other than the parties and their respective successors and permitted assigns.

4.	Entire Agreement.  This Agreement (including the
documents referred to herein) constitutes the entire agreement among the parties and supersedes any prior understandings, agreements, or representations by or among the Parties, written or oral, to the extent they related in any way to the subject matter hereof. Typewritten or handwritten provisions inserted in this Agreement shall control all printed provisions in conflict therewith, provided the typewritten or handwritten provision is initialed and dated by each of the parties to this Agreement.

5.	Succession and Assignment.  This Agreement shall be
binding upon and inure to the benefit of the parties named herein and their respective successors and permitted assigns. No party may assign either this Agreement or any of his or its rights, interests, or obligations hereunder without the prior written approval of the Buyer and the Sellers; provided, however, that the Buyer may (i) assign any or all of its rights and interests hereunder to one or more of its Affiliates and (ii) designate one or more of its Affiliates to perform its obligations hereunder (in any or all of which cases the Buyer nonetheless shall remain responsible for the performance of all of its obligations hereunder).

6.	Counterparts.  This Agreement may be executed in one or
more counterparts, each of which shall be deemed an original but all of which together will constitute one and the same instrument.

7.	Headings.  The paragraph headings contained in this
Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

8.	Notices.  All notices, requests, demands, claims, and
other communications hereunder will be in writing. Any notice, request, demand, claim, or other communication hereunder shall be deemed duly given if (and then two business days after) it is sent by registered or certified mail, return receipt requested, postage prepaid, and addressed to the intended recipient as set forth below:

    If to the Sellers:                     Copy to:

    c/o John Reinhold                      H. Bart Fleet
                                           Chesser, Wingard, Barr, Whitney,
                                             Flowers & Fleet, P.A.
                                           1201 Eglin Parkway
                                           Shalimar, Florida 32579
                                           Telecopy: (850) 651-6084

    If to the Buyer:                       Copy to:

    Travis Boating Center Florida, Inc.    J. Rowland Cook
    Attn: Michael B. Perrine               Jenkens & Gilchrist, A Professional
                                           Corporation
    5000 Plaza on the Lake, #250           600 Congress Avenue, Suite 2200
    Austin, Texas 78746                    Austin, Texas 78701
    Telecopy: (512) 329-0480               Telecopy: (512) 404-3520

Any Party may send any notice, request, demand, claim, or other communication hereunder to the intended recipient at the address set forth above using any other means (including personal delivery, expedited courier, messenger service, telecopy, telex, ordinary mail, or electronic mail), but no such notice, request, demand, claim, or other communication shall be deemed to have been duly given unless and until it actually is received by the intended recipient. Any Party may change the address to which notices, requests, demands, claims, and other communications hereunder are to be delivered by giving the other Parties notice in the manner herein set forth.

9.	Governing Law and Venue.  This Agreement shall be
governed by and construed in accordance with the laws of the State of Florida. Venue for any proceeding brought hereunder shall lie in Escambia County, Florida.

10.	Amendments and Waivers.  No amendment of any provision
of this Agreement shall be valid unless the same shall be in writing and signed by the Buyer and the Sellers. No waiver by any Party of any default, misrepresentation, or breach of warranty or covenant hereunder, whether intentional or not, shall be deemed to extend to any prior or subsequent default, misrepresentation, or breach of warranty or covenant hereunder or affect in any way any rights arising by virtue of any prior or subsequent such occurrence.

11.	Severability.  Any term or provision of this Agreement
that is invalid or unenforceable in any situation in any jurisdiction shall not affect the validity or enforceability of the remaining terms and provisions hereof or the validity or enforceability of the offending term or provision in any other situation or in any other jurisdiction.

12.	Expenses.  Each of the Parties will bear his own costs
and expenses (including legal fees and expenses) incurred in connection with this Agreement and the transactions contemplated hereby. The Sellers agree that the Company has not borne or will not bear any of the Sellers' costs and expenses (including any of their legal fees, expenses or fees to be paid to brokers) in connection with this Agreement or any of the transactions contemplated hereby.

13.	Construction.  The parties have participated jointly in
the negotiation and drafting of this Agreement. In the event an ambiguity or question of intent or interpretation arises, this Agreement shall be construed as if drafted jointly by the parties and no presumption or burden of proof shall arise favoring or disfavoring any party by virtue of the authorship of any of the provisions of this Agreement. Any reference to any federal, state, local, or foreign statute or law shall be deemed also to refer to all rules and regulations promulgated thereunder, unless the context requires otherwise. The word "including" shall mean including without limitation. The parties intend that each representation, warranty, and covenant contained herein shall have independent significance. If any party has breached any representation, warranty, or covenant contained herein in any respect, the fact that there exists another representation, warranty, or covenant relating to the same subject matter (regardless of the relative levels of specificity) which the party has not breached shall not detract from or mitigate the fact that the party is in breach of the first representation, warranty, or covenant.

14.	Incorporation of Exhibits and Schedules.  The Exhibits
and Schedules identified in this Agreement are incorporated herein by reference and made a part hereof.

15.	Specific Performance.  Each of the parties acknowledges
and agrees that the other parties would be damaged irreparably in the event any of the provisions of this Agreement are not performed in accordance with their specific terms or otherwise are breached. Accordingly, each of the parties agrees that the other parties shall be entitled to an injunction or injunctions to prevent breaches of the provisions of this Agreement and to enforce specifically this Agreement and the terms and provisions hereof in any action instituted in any court of the United States or any state thereof having jurisdiction over the parties and the matter (subject to the provisions set forth in paragraph 11.9), in addition to any other remedy to which they may be entitled, at law or in equity.

16.	Attorney's Fees.  In connection with any breach,
default, collection, or litigation, including appellate proceedings, arising out of this Agreement, the prevailing party shall be entitled to recover reasonable attorney's fees and costs.

17.	Further Cooperation.  The parties to this Agreement
shall execute and deliver, or cause to be executed and delivered, on the Closing Date or at such other times as may reasonably be agreed upon, such additional instruments as the other party may reasonably request for the purpose of carrying out the transactions contemplated hereby. Additionally, each of the parties hereto agree to allow the other parties reasonable access to the books and records of the Company and the Sellers related to the transactions contemplated hereby.

                       *   *   *   *   *

 	IN WITNESS WHEREOF, the Parties hereto have executed this Agreement as of the date first above written.


                                     TRAVIS BOATING CENTER FLORIDA, INC.

                                     By: ________/S/______________________
                                     Name: MICHAEL B. PERRINE
                                     Title: CFO, SECRETARY, TREASURER


                                     SELLERS

                                     ___________/S/________________________
                                     Frederic D. Pace



                                     __________/S/_________________________
                                     John W. Reinhold

                                   EXHIBIT 10.37

                    FIRST AMENDMENT TO REVOLVING CREDIT AGREEMENT



THIS FIRST AMENDMENT TO REVOLVING CREDIT AGREEMENT (this "Amendment") is entered into effective as of the 31st day of October, 1997, by and among TRAVIS BOATS & MOTORS, INC., a Texas corporation, TRAVIS SNOWDEN MARINE, INC., a Texas corporation, TRAVIS BOATING CENTER ARLINGTON, INC., a Texas corporation, FALCON MARINE, INC., a Texas corporation, FALCON MARINE ABILENE, INC., a Texas corporation, TRAVIS BOATING CENTER BEAUMONT, INC., a Texas corporation, TRAVIS BOATS & MOTORS BATON ROUGE, INC., a Louisiana corporation, TBC ARKANSAS, INC., an Arkansas corporation, TBC MANAGEMENT, LTD., a Texas limited partnership, TBC MANAGEMENT, INC., a Delaware corporation, TRAVIS BOATING CENTER LOUISIANA, INC., a Louisiana corporation, TRAVIS BOATING CENTER TENNESSEE, INC., a Texas corporation, TRAVIS BOATING CENTER ALABAMA, INC., a Texas corporation, RED RIVER MARINE ARKANSAS, INC., an Arkansas corporation, TRAVIS BOATING CENTER LITTLE ROCK, INC., an Arkansas corporation, TRAVIS BOATING CENTER GEORGIA, INC., a Texas corporation, TRAVIS BOATING CENTER FLORIDA, INC., a Texas corporation, and TRAVIS BOATING CENTER MISSISSIPPI, INC., a Texas corporation and any other entity which may become a party to this Agreement as a borrower, each of which is designated as a "Borrower" on Schedule I hereto (as modified from time to time) (hereinafter individually referred to as a "Borrower" and collectively referred to as "Borrowers"), and NationsBank of Texas, N.A., a national banking association, for itself and as agent (in such capacity, hereinafter referred to as "Agent"), and the lending institutions designated as "Lenders" on Schedule I hereto (as modified from time to time) (hereinafter collectively referred to as "Lenders").


                     W I T N E S S E T H:

WHEREAS, Lenders previously extended to Borrowers a $15,000,000.00 revolving credit facility (the "Credit Facility") pursuant to that certain Revolving Credit Agreement, dated as of December 12, 1996, by and among Borrowers, Agent and Lenders, as supplemented, modified and amended by that certain Supplemental Credit and Security Agreement (the "Supplemental Credit and Security Agreement"), dated effective as of October 31, 1997, by and among Borrowers, Agent and Lenders (as supplemented, modified and amended, the "Credit Agreement"); and


WHEREAS, Borrowers have requested that Lenders modify and amend the Credit Agreement with respect to various terms, including, without limitation, an increase in the Available Commitment from $15,000,000 to $55,000,000.00, the addition of a LIBOR interest option and the extension of the Termination Date from October 31, 1997, to October 31, 1999; and

WHEREAS, subject to the terms and conditions contained herein, Lender has agreed to such request.

1. 	NOW, THEREFORE, for and in consideration of the terms and
conditions contained herein and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged by the parties hereto, Lenders, Borrowers and Agent hereby agree as follows:

1.	Definitions.  Capitalized terms used but not defined herein have the meaning given such term in the Credit Agreement.

2.	Amendments.

(a)	The preamble of the Credit Agreement is modified to (i)
delete the word "and" and insert a comma after the first phrase of "a Texas corporation" in the twelfth line thereof, and (ii) is modified to insert the words "and Travis Boating Center Mississippi, Inc., a Texas corporation" before the words "and any other" in the twelfth line thereof.

(b)	The Preliminary Statement of the Credit Agreement is modified
(i) to delete the word "Fifteen" and to insert in place thereof the word "Fifty-Five" in the fifth line thereof, and (ii) to delete
"$15,000,000" and to insert in place thereof "$55,000,000" in the fifth line thereof.

(c)	Section 1.1 of the Credit Agreement is hereby amended and
modified to add thereto, in alphabetical order, the following definitions:

"Adjusted LIBOR Rate" shall mean on the applicable Effective
Date, with respect to a LIBOR Rate Advance, a rate per annum equal to the sum of (a) the quotient of (i) the LIBOR Rate on the applicable Effective Date, divided by (ii) the remainder of 1.00 minus the LIBOR Reserve Requirement, if any, on the applicable Effective Date, plus (b) the FDIC Percentage in effect on the applicable Effective Date, together with any additional impositions, assessments, fees or surcharges that may be imposed on Agent or any Lender (expressed as a percentage), to the extent such impositions, assessments, fees or surcharges are not reflected in the FDIC Percentage or the LIBOR Reserve Requirement and are generally imposed on banks with capitalization and supervisory risk factors comparable to Agent, plus (c) 2.375%.


"Agency Fee" shall mean the non-refundable fee equal to an amount to be mutually agreed to by the parties.

"Dollar" or "Dollars" means dollars of the United States of America.

"Effective Date" means the date Borrowers have elected in a Request for Advance or pursuant to Section 3.5 hereof, as applicable, for a LIBOR Rate Advance to begin to accrue interest at the Adjusted LIBOR Rate.

"FDIC Percentage" shall mean, on any day, the net assessment rate (expressed as a percentage rounded to the next highest 1/100 of 1%) which is in effect on such day (under the regulations of the Federal Deposit Insurance Corporation or any successor) for determining the assessments paid by Agent to the Federal Deposit Insurance Corporation (or any successor) for insuring Eurocurrency deposits made in Dollars at Agent's principal offices (which for NationsBank shall be its offices in Dallas, Texas). Each determination of said percentage made by Agent shall, in the absence of manifest error, be binding and conclusive.

"Interest Adjustment Date" shall mean the last day of an Interest Period.

"Interest Period" shall mean, with respect to a LIBOR Rate Advance, a period selected by Borrowers of 30, 60 or 90 days, commencing on the Effective Date of any LIBOR Rate Advance; provided that no Interest Period may be selected with respect to a LIBOR Rate Advance which ends on a date later than the Termination Date.


"LIBOR Rate"  shall mean, with respect to a LIBOR Rate
Advance for the Interest Period applicable thereto, the rate of interest per annum (rounded upward to the next higher of 1/100 of 1.0%) appearing on the Telerate Screen as the London interbank offered rate for deposits in Dollars for a term comparable to the relevant Interest Period as of approximately 11:00 A.M. (London time) on the day which is two (2) Business Days prior to the first day of such Interest Period; provided, that if at least two such offered rates appear on the Telerate Screen in respect to such Interest Period, the arithmetic mean of all such rates upward to determined by Agent) will be the rate used; provided, further, that if Telerate ceases to provide LIBOR quotations, such rate shall be the average rate of interest (per annum rounded upward to the next higher of 1/100 of 1.0%) of the offered rates at which Dollars appear on the Reuters Screen LIBO Page as the London interbank offered rate for deposits in Dollars at approximately 11:00 a.m. (London time) two Business Days prior to the Effective Date for a term comparable to such Interest Period; provided, further, if more than one rate is specified on Reuters Screen LIBO Page, the applicable LIBOR Rate shall be the arithmetic mean of all such rates; provided, further, that if neither of the foregoing rates are available, the average (rounded upward to the next higher of 1/100 of 1.0%) of the per annum rates determined by Agent at which deposits in Dollars are offered for the relevant Interest Period by Agent (or its successor) to banks with combined capital and surplus in excess of $500,000,000 in the London interbank market as of 11:00 A.M. (London time) on the applicable Effective Date.

"LIBOR Rate Advance" shall mean a Working Capital Advance which bears interest computed with reference to the Adjusted LIBOR Rate.

"LIBOR Reserve Requirement" shall mean, on any day, that percentage (expressed as a decimal fraction) which is in effect on such date, as provided by the Federal Reserve System for determining the maximum reserve requirements generally applicable to financial institutions regulated by the Federal Reserve Board comparable in size and type to Agent (including, without limitation, basic supplemental, marginal and emergency reserves) under Regulation D with respect to "Eurocurrency Liabilities" as currently defined in Regulation D, or under any similar or successor regulation with respect to Eurocurrency liabilities or Eurocurrency funding (or, if reserves for Eurocurrency liabilities are not separately stated in such regulations, the other applicable category of liabilities which includes deposits by reference to which the interest rate on a LIBOR Rate Advance is determined or any category of extensions of credit which includes loans by a non-United States office of Agent to United States residents). Each determination by Agent of the LIBOR Reserve Requirement, shall, in the absence of manifest error, be binding and conclusive.

"Minimum Notice Requirement" shall have the meaning set forth in Section 3.5(a).

"Regulatory Change" shall mean the adoption of any applicable law, rule or regulation, or any change in any applicable law, rule or regulation, or any change in the interpretation or administration thereof by any Governmental Authority charged with the administration thereof.

"Telerate Screen"  means the display designated as Screen
3750 on the Telerate System or such other screen on the Telerate
System as shall display the London interbank offered rates for deposits in U.S. dollars quoted by selected banks.


"Variable Rate Advance" means a Working Capital Advance which will bear interest computed with reference to the Variable Rate.

(d)	The definition of "Available Commitment" set forth in
Section 1.1 of the Credit Agreement is modified to (i) delete the word "Fifteen" and to insert in place thereof the word "Fifty-Five" in the second line thereof, and (ii) delete "$15,000,000" in the third line thereof and to insert in place thereof "$55,000,000".

(e) The definition of "Borrowing Base" set forth in Section 1.1 of the Credit Agreement is deleted in its entirety and replaced with the following provision:

"Borrowing Base" means an amount, as shown in the most recent monthly Borrowing Base Certificate, equal to the sum of:

 (a)	eighty percent (80%) (except for the months of
October, November, December, January, February and March, when the rate shall be ninety percent (90%)) of Eligible
Inventory;

(b)	fifty percent (50%) of Borrowers' Eligible
Accessories, as shown in the most recent current monthly
Borrowing Base Certificate; and

(c)	the sum of (i) fifty percent (50%) of the amount
owing to Borrowers for Eligible Contract Discounts which have been outstanding less than one hundred and twenty (120) days at the date of invoice for Contract Debtors which settle on a quarterly basis, and (ii) twenty-five percent (25%) of the amount owing to Borrowers for Eligible Contract Discounts for Contract Debtors which settle on an annual basis; provided, however, that this item (d) may not exceed One Million Five Hundred Thousand and No/100 Dollars ($1,500,000.00).

(f)     The definition of "Borrowing Base Certificate" set forth in
Section 1.1 of the Credit Agreement is deleted in its entirety and replaced with the following provision:

"Borrowing Base Certificate" means a certificate prepared as of each calendar month end, in the form attached hereto as Exhibit B, completed in all appropriate respects, executed by an Authorized Officer of TBM and delivered to Agent within 30 days of such calendar month end; provided, however, that the calculation of the excess of noncurrent year model boats, trailers and motors shall only be prepared each March 31 and September 30 of each Fiscal Year.


(g)	The definition of "Business Day" set forth in Section 1.1 of the Credit Agreement is deleted in its entirety and replaced with the following provision:

"Business Day" means (a) for all purposes other than as covered by clause (b) of this definition, any day of the week, other than Saturday, Sunday or other day Agent or any Lender is required or authorized by law or executive order to close, and (b) with respect to all requests, notices and determinations in connection with LIBOR Rate Advances, a day which is a Business Day described in clause (a) of this definition and which is a day for trading by and between banks for Dollar deposits in the London interbank market.

(h)     The definition of "Consolidated Funded Debt" set forth in
Section 1.1 of the Credit Agreement is modified to delete the words "and having a final maturity of not less than one year" in the second and third lines thereof.

(i) Subsection (a) of the definition of "Eligible Inventory" set forth in Section 1.1 of the Credit Agreement is deleted in its entirety and replaced with the following provision:

(a)	the boats, trailers and motors are new; provided,
however, that Eligible Inventory shall not include any amount for noncurrent year model boats, trailers and motors in excess of the lesser of (i) Ten Million and No/100 Dollars ($10,000,000.00) or (ii) thirty percent (30%) of all new boats, trailers and motors, such excess amount to be determined on a semi-annual basis only as of each March 31 and September 30 of each Fiscal Year.

(j)	The definition of "Request for Advance" set forth in Section
1.1 of the Credit Agreement is deleted in its entirety and replaced with the following provision:


"Request for Advance" means a written request of an Authorized Officer of TBM for a Working Capital Advance, substantially in the form attached hereto as Exhibit B-1, which shall (a) specify (i) the date of such an Advance, which shall be a Business Day, (ii) what portion of such Advance is to be a LIBOR Rate Advance or Variable Rate Advance, (iii) the aggregate amount of such Advance, (iv) for a LIBOR Rate Advance, the Interest Period and the Effective Date selected, and (v) the transfer instructions with respect to such Advance and (b) contain a certification of an Authorized Officer of TBM, as of the date of such Advance, (i) that the intended use of the proceeds of such Advance does not violate the provisions of this Agreement (including, without limitation, Section 2.1 and Section 5.13) or any other Loan Document, and (ii) as to the matters set forth in
Section 4.2(b) and (c).

(k)	The definition of "Termination Date" set forth in Section 1.1 of the Credit Agreement is modified to (i) delete the words "October 31, 1997" and to insert in place thereof the words "October 31, 1999" in the first line thereof.

(l)	The definition of "Working Capital Advance" set forth in
Section 1.1 of the Credit Agreement is deleted in its entirety and replaced with the following provision:

"Working Capital Advance" means a Variable Rate Advance or a
LIBOR Rate Advance of the Credit Facility made pursuant to Section
2.2(a).

(m)	Section 2.1 of the Credit Agreement is modified to insert
after the word "Borrowers," in the sixth line thereof the words "and
Borrowers,".

(n)	Section 2.1(a)(ii) of the Credit Agreement is modified to
insert after the words "provided in Section 2.2(a)" the words "or (b), as applicable" in the second line thereof.

(o)	Section 2.2(a) of the Credit Agreement is deleted in its
entirety and replaced with the following:

(a)	Working Capital Advances.

(i)	Variable Advances.  In the case of any Variable
Advance, Borrowers, through an Authorized Officer of TBM, shall give Agent at least one Business Day prior to the date of such Advance an irrevocable Request for Advance specifying their intention to borrow such Variable Advance hereunder.
 Notice shall be given to Agent prior to 2:00 p.m., San Antonio, Texas time, in order for such Business Day to count toward the minimum number of Business Days required. Such Request for Advance shall be accompanied by the documents required to be delivered pursuant to Article IV. Any Variable Advance shall be in an amount not less than One Hundred Thousand and No/100 Dollars ($100,000.00) or greater whole multiples of Fifty Thousand and No/100 Dollars ($50,000.00).


(ii)	LIBOR Rate Advances.  In the case of any LIBOR Rate
Advance, Borrowers, through an Authorized Officer of TBM, shall give Agent an irrevocable Request for Advance which satisfies the Minimum Notice Requirement, specifying their intention to borrow or reborrow such Advance hereunder as a LIBOR Rate Advance. Notice shall be given to Agent prior to 10:00 A.M., San Antonio, Texas time, in order for such Business Day to count toward the Minimum Notice Requirement.
 LIBOR Rate Advances shall in all cases be subject to availability and to Section 3.5 hereof. Such Request for Advance shall be accompanied by the documents required to be delivered pursuant to Article IV. The aggregate amount of LIBOR Rate Advances to be made on any funding date shall not be less than One Million and No/100 Dollars ($1,000,000.00) or greater whole multiples of Five Hundred Thousand and No/100 Dollars ($500,000.00).

(p)	Section 2.2(c) of the Credit Agreement is modified to delete the word "this" in the second line thereof.

(q)	Section 2.3 of the Credit Agreement is modified to add the
following provision as a new subsection (d) to Section 2.3:

(d)	Agency Fee.  Borrowers shall pay to Agent, for the
benefit of Agent, the Agency Fee as mutually agreed to by the parties.

(r)	Section 3.3 of the Credit Agreement is modified to insert the words "or the Adjusted LIBOR Rate, as specified in a Request for Advance or pursuant to Section 3.5, as applicable," in the second line thereof after the words "Variable Rate".

(s)	Section 3.4 of the Credit Agreement is deleted in its
entirety and replaced with the following provision:

Section 3.4.	Mandatory Interest Payments.  Interest on the
Notes, computed as provided in Section 3.11, shall be due and payable as follows: (i) with respect to interest accrued on each Variable Rate Advance, in arrears on the first day of each April, July, October and January commencing on April 1, 1997, (ii) with respect to interest accrued on each LIBOR Rate Advance, in arrears on the last day of the applicable Interest Period, and (iii) with respect to all Advances, on the Termination Date, so long as any principal of any Note remains unpaid.

(t)	Article III of the Credit Agreement is modified to insert the following provisions as Sections 3.5 and 3.12, respectively, and to renumber the current sections 3.5, 3.6, 3.7, 3.8, 3.9, 3.10, 3.11,
3.12, 3.13 and 3.14 as section 3.6, 3.7, 3.8, 3.9, 3.10, 3.11, 3.13,
3.14, 3.15 and 3.16:


Section 3.5.	Election of the Applicable Rate.

(a)	Upon at least three (3) Business Days prior written
notice to Agent ("Minimum Notice Requirement"), borrowers may, through an Authorized Officer of TBM, on any Interest Adjustment Date (other than the Termination Date), convert amounts of not less than One Hundred Thousand and No/100 Dollars ($100,000.00) in the aggregate on the same day (or any whole multiple of Fifty Thousand and No/100 Dollars ($50,000.00) in excess thereof) of any LIBOR Rate Advance into a Variable Rate Advance with interest accruing thereon, with reference to the Variable Rate, as provided in Section
3.3 above.

(b)	Upon satisfaction by Borrowers of the Minimum
Notice Requirement, and subject to the conditions provided in this Agreement or the Notes, Borrowers may, through an Authorized Officer of TBM, on any date prior to the Termination Date (provided that such date is sufficient to permit the selection of the Interest Period), convert amounts of not less than One Million and No/100 Dollars ($1,000,000.00) in the aggregate on the same date (or any whole multiple of Five Hundred Thousand and No/100 Dollars ($500,000.00) in excess thereof) of (i) any Variable Rate Advance(s) or (ii) of any LIBOR Rate Advance whose Interest Period will expire on or prior to the next Effective Date to be elected by Borrowers, into a LIBOR Rate Advance with interest accruing thereon with reference to the Adjusted LIBOR Rate as provided in Section 3.3 above, for the Interest Period and as of the Effective Date selected in such notice.

(i)	Each notice of LIBOR Rate election by
Borrowers must be given an Authorized Officer of TBM, must satisfy the Minimum Notice Requirement and shall include the following: (i) Borrowers' election of the Adjusted LIBOR Rate; (ii) Borrowers' choice of an
Interest Period during which the Adjusted LIBOR Rate will apply; (iii) Borrowers' election of the Effective
Date; and (iv) the amount of outstanding loan principal to which the Adjusted LIBOR Rate shall apply. Borrowers shall give notice of such election to Agent on behalf of Lenders.


(ii)	Borrowers' election to select the Adjusted
LIBOR Rate as the Applicable Rate is subject to the following conditions: (1) the Interest Period shall be limited to a period commencing on the Effective Date and ending on a date 30, 60 or 90 days later elected by Borrowers in their notice to Agent; (2) Borrowers' written notice of an election shall be received by Agent in time to satisfy the Minimum Notice Requirement;
(3) the last day of the Interest Period will not be subsequent in time to the Termination Date; (4) in the case of a continuation of a LIBOR Rate Advance, the Interest Period applicable after such continuation shall commence on the last day of the preceding Interest
Period; (5) no LIBOR Rate election shall be made if Agent determines by reason of circumstances affecting the interbank Eurodollar market that either adequate or reasonable means do not exist for ascertaining the Adjusted LIBOR Rate for any Interest Period, or it becomes impracticable for Agent to obtain funds by purchasing Dollars in the interbank Eurodollar market, or if Agent or any Lender determines that the Adjusted
LIBOR Rate will not adequately or fairly reflect the costs to any Lender of maintaining the applicable LIBOR
Rate Advances at such rate, or if as a result of any Regulatory Change, it shall become unlawful or impossible for Lenders to maintain any such LIBOR Rate election; (6) there shall never be more than five (5)
LIBOR Rate Advances, in the aggregate, in effect at any one time hereunder; and (7) no LIBOR Rate election shall be made after the occurrence and during the continuance of a Default or Event of Default.

(iii)	If, on or after the Effective Date, any
Regulatory Change shall make it unlawful or impossible for any Lender (or its Eurodollar lending office) to make, maintain or fund LIBOR Rate Advances and such Lender shall so notify Agent, Agent shall forthwith give notice thereof to the other Lenders and Borrowers, whereupon until such Lender notifies Borrowers and Agent that the circumstances giving rise to such suspension no longer exist, the obligation of such Lender to make
LIBOR Rate Advances shall be suspended. If such Lender shall determine that it may not lawfully continue to maintain and fund any of its outstanding LIBOR Rate
Advances to maturity and shall so specify in such notice, Borrowers shall immediately prepay in full the then outstanding principal amount of such Lender's portion of the LIBOR Rate Advances, together with accrued interest thereon. Concurrently with prepaying such portion of the LIBOR Rate Advances, such Lender shall make a Variable Rate Advance to Borrowers in an equal principal amount (on which interest and principal shall be payable contemporaneously with the related
LIBOR Rate Advances of the other Lenders).


(iv)	Borrowers shall, jointly and severally,
indemnify Agent and Lenders against any loss or expense which Agent or Lenders may, as a consequence of Borrowers' failure to make a payment on the date such payment is due hereunder or the payment, prepayment or conversion of any LIBOR Rate Advances hereunder on a day other than an Interest Adjustment Date, sustain or incur in liquidating or employing deposits from third parties acquired to effect, fund or maintain any such LIBOR Rate
Advances or any part thereof, including, without limitation, any Consequential Losses.

(v)	Borrowers shall, jointly and severally, also
indemnify Lenders against and reimburse Lenders for increased costs to Lenders, as a result of any Regulatory Change, in the maintaining of any LIBOR Rate
Advances. Agent shall give Borrowers a written notice of such costs within one hundred eighty (180) days of its or any Lender's implementation and/or compliance with any such Regulatory Change and such costs shall be reimbursed to such Lender prior to the earlier of
(i) the Termination Date or (ii) ten (10) days following written notice thereof from Agent to Borrowers. All payments made pursuant to this paragraph shall be made free and clear, without reduction for, or account of, any present or future taxes or other levies of any nature, excluding net income and franchise taxes.

(c)	To the extent Borrowers have not made an effective
election under and in accordance with subparagraphs (a) or
(b) above (including, without limitation, at the expiration of an Interest Period), the Applicable Rate shall be the rate specified pursuant to the provisions contained herein for Variable Rate Advances. If Borrowers have failed to make such election at the end of an Interest Period, the Lenders shall be deemed to have made a Variable Rate Advance in the amount, and in replacement, of the LIBOR Rate Advance then maturing.


Section 3.12.	Capital Adequacy.  If any present or future
law, governmental rule, regulation, policy, guideline or directive (whether or not having the force of law) or the interpretation thereof by a court or governmental authority with appropriate jurisdiction affects the amount of capital required to be maintained by Agent or any Lender or any corporation controlling such Agent or any Lender reasonably determines that the amount of capital so required to be maintained is increased by or based upon the existence of the Credit Facility or the Letters of Credit, then Agent may notify Borrowers, in writing, of such fact, and Borrowers shall pay to Agent (for the benefit of such Lender) from time to time on demand, as an additional fee payable hereunder, such amount as such Lender shall determine in good faith and certify in a notice to Borrowers in reasonable detail to be an amount that will adequately compensate such Lender in light of these circumstances for its increased costs of maintaining such capital effective after the date of Agent's notice to Borrower.
 The payment required hereby shall be paid within thirty (30) days after the above certified notice has been delivered to Borrowers.
 Lender shall allocate such cost increases among their customers in good faith and on an equitable basis.

(u)	Section 3.6(a) (formerly Section 3.5(a)) of the Credit
Agreement is deleted in its entirety and replaced with the following provision:

(a)	At any time, Borrowers may by notice to Agent, with
at least three Business Days prior notice in the case of LIBOR Rate Advances, and at least one Business Day prior notice in the case of Variable Rate Advances to the date on which prepayment under this Section 3.6 is to be made, voluntarily prepay outstanding Advances from time to time and at any time, in whole or in part; provided, that (i) each such partial payment must be in a minimum amount of at least One Hundred Thousand and No/100 Dollars ($100,000.00) or any whole multiple of Fifty Thousand and No/100 Dollars ($50,000.00) in excess thereof, and (ii) Borrowers shall pay any related Consequential Losses within ten (10) days after Agents demand therefor. Each such optional prepayment shall be applied ratably in accordance with Section 3.9 to pay the amounts owed to each Lender under the Credit Facility.

(v)	Section 3.6(b) (formerly Section 3.5(b)) of the Credit
Agreement is modified to insert the words "together with any Consequential Loss arising as a result thereof" after the words "of such excess" in the sixth line thereof and before the period.

(w)	Section 3.6(c) (formerly Section 3.5(c)) of the Credit
Agreement is modified to insert the words "together with any Consequential Loss arising as a result thereof" after the words "of such excess" in the eleventh line thereof.

(x)	Section 3.6 (formerly Section 3.5) of the Credit Agreement is modified to add the following provision as a new subsection (d) to
Section 3.6:


(d)	If Borrowers shall prepay any LIBOR Rate Advance
prior to the expiration of its applicable Interest Period, Borrowers shall indemnify Lenders against any consequential loss (the "Consequential Loss") incurred by Lenders as a result of any such prepayment, such Consequential Loss to be an amount equal to any losses, costs or expenses incurred or anticipated to be incurred by any Lender by virtue of such prepayment, which such loss, cost or expense shall include that which any Lender may sustain or incur in liquidating or employing deposits from any Lender or third parties acquired to effect, fund or maintain any such LIBOR Rate Advance, and shall be due and payable to Lenders at the time of such prepayment. Such loss or expense shall consist of (i) any expense or penalty incurred by any Lender in redepositing such principal amount, plus (ii) any "breakage" fees that any Lender is required to pay by reason of the early breakage of any customary LIBOR contract entered into by any Lender in connection with providing funds for such LIBOR Rate Advance.
 Any Consequential Loss required to be paid by Borrowers pursuant to this Section 3.6 or any other provisions of this Agreement or of the other Loan Documents in connection with the prepayment of any LIBOR Rate Advances shall be due and payable whether such prepayment is being made voluntarily or involuntarily, including, without limitation, as a result of an acceleration of sums due under LIBOR Rate Advances or any part thereof due to an Event of Default.

(y)	Section 3.9 (formerly Section 3.8) of the Credit Agreement is modified to (i) amend the section reference in the sixth line thereof from Section 3.5 to Section 3.6, and (ii) to add the following proviso at the end of Section 3.9 and before the period:

; provided, however, that unless otherwise designated by Borrowers or required by law, prepayments and involuntary payments received by the holder hereof and applied to principal hereunder shall be applied first to the Variable Rate Advances (or that portion of LIBOR Rate Advances not subject to a prepayment penalty) and then to reduce LIBOR Rate Advances

(z)	Section 3.13 (formerly Section 3.11) of the Credit Agreement is modified to amend the section references in the fourteenth and fifteenth lines thereof from Section 3.11 to Section 3.13.

(aa)	Section 3.16 (formerly Section 3.14) of the Credit Agreement is modified to amend the section references in the thirteenth and twenty-first lines thereof from Section 1.04 to Section 3.16 and from
Section 3.14 to Section 3.16, respectively.

(bb)	Section 6.1(d) of the Credit Agreement is modified to amend
the subsection reference in the fourth line thereof from Section 3.5(b) to Section 3.6(b).


(cc)	Section 7.1 of the Credit Agreement is modified to delete the word "less" and to insert in place thereof the word "more" in the third line thereof.

(dd)	Section 7.2 of the Credit Agreement is modified to delete
"$12,000,000.00" in the third line thereof and to insert in place thereof "$14,000,000.00".

(ee)	Section 7.10 of the Credit Agreement is modified to
(i) insert the words "One Million" before the words "Five Hundred
Thousand" in the sixth line thereof, and (ii) delete "$500,000.00" and to insert in place thereof "$1,500,000.00" in the sixth line thereof.

(ff)	Exhibits A (Form of Note), B (Borrowing Base Certificate), B-
1 (Form of Request for Advance) and F (Form of Compliance Certificate), and Schedule I (Parties to Credit Agreement, Notice Addresses and Lender Schedule), Schedule 5.1 (Jurisdictions Qualified to do Business
In) and Schedule 5.19 (Locations), are each deleted in their entirety and replaced with the attached Exhibits A (Form of Note), B (Borrowing Base Certificate), B-1 (Form of Request for Advance) and F (Form of Compliance Certificate) and Schedule I (Parties to Credit Agreement, Notice Addresses and Lender Schedule), Schedule 5.1 (Jurisdictions Qualified to do Business In) and Schedule 5.19 (Locations).

(gg)	Each of the Loan Documents shall be amended wherever as is
necessary, and even though not specifically addressed or identified herein, so as to conform to the amendments to the provisions of the Agreement which are set forth in this Amendment.

3.	Conditions Precedent.  This Amendment shall be effective upon the fulfillment of all of the following conditions:

(a)	Borrowers, Agent and Lenders shall have executed and
delivered this Amendment;

(b)	Borrowers shall have executed and delivered to each Lender
its promissory note, in the amount of such Lender's Loan Commitment Amount, in the form attached hereto as Exhibit A, in substitution and replacement of the outstanding Notes;

(c)	Agent shall have received an opinion of counsel for
Borrowers, opining as to the due organization, existence and good standing of Borrowers, that each of the Loan Documents, as modified by this Amendment, have been duly authorized by Borrowers and constitute the legal, valid and binding obligations of Borrowers, enforceable against each of them in accordance with their terms, compliance by Borrowers with applicable Laws as Lenders may require, and such other matters as Agent may reasonably request, in form and substance satisfactory to Agent;

(d)	Agent shall have received an opinion of Mississippi Counsel
opining as to the enforceability and perfection of Lenders' security interest in the Collateral and such other matters as Agent may reasonably request, in form and substance satisfactory to Agent under Mississippi law;

(e)	Borrowers shall have delivered to Lenders such certificates, authorizations or other items (in form and substance satisfactory to Lenders) as Lenders shall require to evidence or confirm the due formation, existence and good standing of each of the Borrowers, on the date hereof, and the partnership and corporation authorization for the execution, delivery and enforceability of the Loan Documents, as modified by this Amendment, by and against Borrowers;

(f)	Borrowers, Agent and Lenders shall have executed and
delivered a Supplemental Credit and Security Agreement, the promissory notes in relation thereto, and such other documents, opinions or certificates as may be necessary or as may be required, in the opinion of counsel to Lenders, to add Travis Boating Center Mississippi, Inc., a Texas corporation, as a party to the Loan Documents pursuant to and in accordance with Section 7.15 of the Agreement to effect the transactions contemplated thereby; and

(g)	No Default or Event of Default shall have occurred and be
continuing under the Credit Agreement or under any other Loan Document, and no default shall have occurred and be continuing under any other documentation evidencing other Debt owed by Borrowers.

4.	Ratification; Lien Priority; Effectiveness of Liens.  Except as
otherwise modified by this Amendment, all terms and provisions of the Credit Agreement, the Notes, the Security Agreement and the other Loan Documents remain unchanged and hereby are ratified and confirmed and shall be and shall remain in full force and effect, enforceable in accordance with their terms. Nothing herein contained shall affect or impair the validity or priority of the liens and security interests arising under the Security Agreement or the liens and security interests arising under any other Loan Documents. Borrowers hereby acknowledge and agree that the liens and security interests of the Security Agreement and any and all other Loan Documents are valid and subsisting liens and security interests, and remain superior to all liens and security interests other than those exceptions heretofore approved by Lenders in writing.

5.	Payment of Expenses.  Borrowers agree to provide to Lenders, upon demand, the reasonable attorneys' fees and expenses of Lenders' counsel, and other reasonable expenses incurred by Lenders in connection with this Amendment.


6.	Representations and Warranties; Further Assurances.  Borrowers
represent and warrant that the representations and warranties contained in the Credit Agreement and in the other Loan Documents, as modified by this Amendment, are and remain true and correct in all respects on and as of the date hereof, except to the extent that any representation or warranty is necessarily made as of a particular date. Borrowers shall execute or deliver such other documents as may be necessary or as may be required, in the opinion of counsel to Lenders, to effect the transactions contemplated hereby.

7.	Binding Amendment.  The provisions of this Amendment shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and assigns.

8.	Enforceability.  In the event the enforceability or validity of any portion of this Amendment or any of the other Loan Documents is challenged or questioned, such provision shall be construed in accordance with, and shall be governed by, whichever applicable federal or Texas law would uphold or would enforce such challenged or questioned provision.

9.	Counterparts.  This Amendment may be executed in any number of original counterparts, each of which when so executed and delivered shall be an original, and all of which, collectively, shall constitute one and the same agreement, it being understood and agreed that the signature pages may be detached from one or more counterparts and combined with the signature pages from any other counterpart in order that one or more fully executed originals may be assembled.

10.	APPLICABLE LAW.  THIS AMENDMENT SHALL BE CONSTRUED IN ACCORDANCE
WITH AND GOVERNED BY THE LAWS OF THE STATE OF TEXAS EXCEPT TO THE EXTENT THAT THE LAWS OF ANOTHER JURISDICTION GOVERN THE CREATION, PERFECTION OR ENFORCEMENT OF INTERESTS, OR THEIR REMEDIES RELATED TO ANY PART OF BORROWERS' ASSETS OR TO THE EXTENT THAT UNITED STATES FEDERAL LAW APPLIES.

11.	Prior Understandings; No Defenses; Release; No Oral Agreements.
 This Amendment supersedes all other prior understandings and agreements, whether written or not, between the parties hereto relating specifically to the transactions provided for herein. Each Borrower confirms that there are no existing defenses, claims, counterclaims or rights of offset against Lender in connection with the negotiation, preparation, execution, performance or any other matters related to this Amendment or any of the other Loan Documents executed as of the date hereof and any of the transactions contemplated thereby, and each Borrower hereby expressly releases and discharges Lenders, and their officers and representatives, from any and all such claims, known or unknown. Each Borrower further confirms that none of the Lenders has made any agreements with, or commitments or representations to, any Borrower (either in writing or orally) other than as expressly stated herein.


THIS WRITTEN AMENDMENT, TOGETHER WITH THE OTHER WRITTEN LOAN DOCUMENTS, REPRESENTS THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENT OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

To the fullest extent applicable, Borrowers and Lenders acknowledge and agree that this Amendment and each of the Loan Documents shall be subject to
Section 26.02 of the Texas Business and Commerce Code.

IN WITNESS WHEREOF, this Amendment is executed on this 31st day of October, 1997.

BORROWERS:

TRAVIS BOATS & MOTORS, INC., a Texas corporation,
TRAVIS SNOWDEN MARINE, INC., A Texas corporation,
TRAVIS BOATING CENTER ARLINGTON, INC., a Texas corporation, FALCON MARINE, INC., a Texas corporation, FALCON MARINE ABILENE, INC., a Texas corporation, TRAVIS BOATING CENTER BEAUMONT, INC., a Texas corporation, TRAVIS BOATING CENTER
TENNESSEE, INC., a Texas corporation, TRAVIS
BOATING CENTER ALABAMA, INC., a Texas corporation,
TRAVIS BOATING CENTER GEORGIA, INC., a Texas corporation, TRAVIS BOATING CENTER FLORIDA, INC., a Texas corporation and TRAVIS BOATING CENTER
MISSISSIPPI, INC., a Texas corporation


By: _____/S/___________________
Name:	Mark T. Walton
Title: President

TRAVIS BOATS & MOTORS BATON ROUGE, INC., a
Louisiana corporation and TRAVIS BOATING CENTER
LOUISIANA, INC., a Louisiana corporation


By: ____/S/____________________
Name:	Mark T. Walton
Title: President


TBC ARKANSAS, INC., an Arkansas corporation, RED
RIVER MARINE ARKANSAS, INC., a Arkansas
corporation and TRAVIS BOATING CENTER LITTLE ROCK,
INC., a Arkansas corporation


By: ____/S/____________________
Name:	Mark T. Walton
Title: President

TBC MANAGEMENT, INC., a Delaware corporation


By: ___/S/_____________________
Name:	Mark T. Walton
Title: President

TBC MANAGEMENT, LTD., a Texas limited partnership

By: TRAVIS BOATS & MOTORS, INC., a Texas
      corporation, as General Partner


By: ______/S/__________________
Name:	Mark T. Walton
Title: President

AGENT:

NATIONSBANK OF TEXAS, N.A.,
a national banking association,
as Agent for Lenders


By: __/S/______________________
Name:	R. Mark Bearfield
Title: Vice President



LENDERS:

NATIONSBANK OF TEXAS, N.A.,
a national banking association


By: ____/S/____________________
Name:	R. Mark Bearfield
Title: Vice President


HIBERNIA NATIONAL BANK,
a national banking association


By: ____/S/___________________
Name:	Wade Carwile
Title: Assistant Vice President

                                  EXHIBIT 10.38


                            ASSET PURCHASE AGREEMENT

                                  BY AND AMONG

                      TRAVIS BOATING CENTER TENNESSEE, INC.,

                         SOUTHEASTERN MARINE GROUP, INC.

                                      AND

                                LENA SCARBOROUGH

                                      AND

                                  MIKE ZORETIC




                                  DATED AS OF


                               NOVEMBER 20, 1997

                               TABLE OF CONTENTS

Section 1.      Sale of Assets.
        1.1     Purchase and Sale of Assets
Section 2.	Consideration
        2.1     Purchase Price
        2.2     Post-Closing Liquidation
        2.3     Allocation of Consideration
        2.4     Bulk Sales Act
Section 3.	Assumed Liabilities and Excluded Assets.
        3.1     Assignment and Assumption
        3.2     Excluded Assets
Section 4.	Representations and Warranties of Seller.
        4.1     Organization and Qualification
        4.2     Authority and Validity
        4.3     No Breach or Violation
        4.4     Assets
        4.5     Contracts and Commitments
        4.6     Compliance with Law
        4.7     Financial Statements
        4.8     Legal Proceedings
        4.9     Tax Returns; Other Reports
        4.10    Employment Matters
        4.11    Environmental Matters
        4.12    Finders and Brokers
        4.13    Access and Notice
        4.14    Disclosure
Section 5.	Representations and Warranties of Buyer.
        5.1     Organization and Qualification
        5.2     Authority and Validity
        5.3     No Breach or Violation
        5.4     Disclosure
Section 6.	Closing.
        6.1     Closing; Effective Date
Section 7.	Conditions to Closing.
        7.1     Conditions to the Obligations of Buyer and Seller
        7.2     Conditions to Obligations of Buyer
        7.3     Conditions to Obligations of Seller
        7.4     Waiver of Conditions
Section 8.	Survival of Representations and Warranties;
                  Indemnification.
        8.1     Survival of Representations and Warranties
        8.2     Indemnification by Seller
        8.3     Indemnification by Buyer
        8.4     Third Party Claims
        8.5     Offset
Section 9.	Covenants.
        9.1     No Shopping
        9.2     Notification of Certain Matters
        9.3     Satisfaction of Conditions
        9.4     Transfer Taxes
        9.5     Use of Seller's Name
        9.6     Confidentiality
        9.7     Consignment and Repair
        9.8     Access to Records
Section 10.	 Definitions.
        10.1    Accessories
        10.2    Affiliate
        10.3    Assets
        10.4    Boat Show Rights
        10.5    Boat Shows
        10.6    Business
        10.7    Deposits
        10.8    Encumbrance
        10.9    Governmental Authority
	10.10	Intangibles
	10.11	Legal Requirement
	10.12	Miscellaneous Assets
	10.13	Net Cost
	10.14	New Boats, Motors, and Trailers
	10.15	Parts
	10.16	Permitted Encumbrances
	10.17	Person
	10.18	Used Boats, Motors, and Trailers
        10.19   Other Definitions.
Section 11.	Miscellaneous.
        11.1    Parties Obligated and Benefited
        11.2    Notices
        11.3    Attorneys' Fees
        11.4    Right to Specific Performance
        11.5    Waiver
        11.6    Captions
        11.7    Choice of Law
        11.8    Terms
        11.9    Rights Cumulative
	11.10	Further Actions
	11.11	Time
	11.12	Counterparts
	11.13	Entire Agreement
	11.14	Severability
	11.15	Construction
	11.16	Expenses

                           ASSET PURCHASE AGREEMENT


	This Asset Purchase Agreement ("Agreement") is made as of November 20, 1997, by and among Travis Boating Center Tennessee, Inc., a Texas corporation ("Buyer"), Southeastern Marine Group, Inc., a Tennessee corporation ("Seller"), and Lena Scarborough and Mike Zoretic, individuals living in Hendersonville, Tennessee ("Owner").


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

    1.1 Purchase and Sale of Assets. Subject to the terms and conditions set forth in this Agreement, at the Closing, Seller will sell to Buyer, and Buyer will purchase from Seller, all of Seller's rights, title and interest in, to and under the following Assets: (i) the New Boats, Motors, and Trailers listed on Schedule 1.1, (ii) the Parts and Accessories, (iii) the Miscellaneous Assets listed on Schedule 1.3, (iv) the Intangibles, (v) the Deposits, and (vi) the Boat Show Rights.


Section 2.	Consideration.

    2.1 Purchase Price. Buyer will pay the purchase price of $1,670,133.52 for the Assets and the advance for the Used Boats, Motors, and Trailers in the amounts and in the manner set forth in this Section 2 (the "Purchase Price"):

         2.1.1   New Boats, Motors, and Trailers.

         2.1.2   Parts and Accessories and Miscellaneous Assets.

         2.1.3   Intangibles, Deposits, Boat Show Rights and other
Assets.

         2.1.4 Advance for Used Boats, Motors, and Trailers pursuant to Section 2.2.1: $60,000.

         2.1.5 The aggregate amount payable for the Assets and the advance for the Used Boats, Motors, and Trailers is payable as follows: (i) the sum of One Million Five Hundred Forty-Six Thousand
One Hundred Thirty-Three and 52/100 Dollars ($1,546,133.52)is payable in immediately available funds at Closing, (ii)notes due January 2, 1998 for $30,000 each to the Owners, and (iii) the remainder is payable pursuant to a promissory note (the "Promissory Note") substantially in the form attached as Exhibit A.

    2.2     Post-Closing Liquidation.

         2.2.1 Buyer shall serve as broker for the Used Boats, Motors, and Trailers. At Closing, Buyer shall advance Seller $60,000 toward the future sales of the Used Boats, Motors, and Trailers. Seller will establish an acceptable selling price for each such item, which price must be agreeable to Buyer. Upon Buyer's sale of such items, Buyer will retain in each instance the greater of (i) ten percent (10%) of the actual sales price and (ii) the excess of the actual sales price over the acceptable selling price established by Seller. The proceeds of each sale, after deducting the amount required pursuant to the preceding sentence, shall be credited against the $60,000 advance, without interest. Once the full $60,000 has been repaid to Buyer, Buyer shall pay to Seller within ten (10) days of receipt the proceeds of each subsequent sale of Used Boats, Motors, and Trailers, net of the payment to Seller pursuant to the fourth sentence of this Section
2.2.1. Buyer will use reasonable efforts to sell the Used Boats, Motors, and Trailers.

         2.2.2 Seller will bear the risk for all boats, motors, trailers, and other assets not purchased by Buyer and left on Buyer's premises, provided that Buyer will be responsible for insuring the Used Boats, Motors, and Trailers. Buyer shall pay Seller, within ten (10) days of receipt, the proceeds from any claim pursuant to such insurance, however, Buyer shall not be liable to Seller for any loss not covered by insurance.

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

    2.4 Bulk Sales Act. Buyer and Seller waive compliance with the provisions of the Tennessee Bulk Sales Act, subject to Section 8.2.1(v).


Section 3.	Assumed Liabilities and Excluded Assets.

    3.1 Assignment and Assumption. Seller will assign to Buyer, and Buyer will assume and perform, the "Assumed Liabilities", which are defined as: (a) obligations accruing and relating to periods after the Effective Date under the contracts, oral and written, listed on
Schedule 3.1 hereof, including the Boat Show Rights (the "Seller's Contracts"), and (b) warranty repair service on boats, motors, and trailers sold by Seller prior to or on the Effective Date, provided
(i) that Buyer receives preapproval from the manufacturer or extended service contract provider, as the case may be, to do the repair or (ii) that (A) Buyer is recognized as an authorized warranty repair facility by the manufacturer or extended service contract provider, as the case may be, (B) the requested warranty repair is covered under the applicable manufacturer's warranty program or extended service contract, and
(C) Seller and Owner use their reasonable best efforts to assist Buyer in collecting reimbursement from such manufacturers or extended service contract providers for repairs. Buyer will not assume or have any responsibility for any liabilities or obligations of Seller other than the Assumed Liabilities. In no event will Buyer assume or have any responsibility for any liabilities or obligations associated with the Excluded Assets.

    3.2     Excluded Assets.  The excluded assets (the "Excluded
Assets"), which will be retained by Seller, will consist of the following: cash, accounts receivable, insurance policies, books and records, Used Boats, Motors, and Trailers, and other assets not described in Section 1.1.


Section 4.	Representations and Warranties of Seller.

    To induce Buyer to enter into this Agreement, Seller and Owner represent and warrant to Buyer, as of the Effective Date, as follows:

    4.1 Organization and Qualification. Seller is a corporation duly organized, validly existing and in good standing under the laws of the State of Tennessee and has all requisite corporate power and authority to own, lease and use the Assets as they are currently owned, leased and used and to conduct the Business as it is currently conducted.
  Seller is duly qualified or licensed to do business and is in good standing under the laws of each jurisdiction in which the character of the properties owned, leased or operated by it or the nature of the activities conducted by it makes such qualification necessary, except any such jurisdiction where the failure to be so qualified or licensed and in good standing would not have a material adverse effect on Seller or on the validity, binding effect or enforceability of this Agreement. Set forth on Schedule 4.1 is the name and identity of each Person who owns of record or beneficially any common stock, capital stock, or other securities of Seller, has any right to vote with the owners of Seller, or has the right to acquire any such securities or rights. Schedule 4.1 also sets forth the amounts of all such securities or rights and the percentage that each Person's securities or rights bears to the whole.

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

    4.3 No Breach or Violation. The execution, delivery and performance of this Agreement by Seller will not: (a) violate any provision of the charter or bylaws of Seller; (b) violate any Legal Requirement; (c) require any consent, approval or authorization of, or any filing with or notice to, any Person; or (d) except as set forth in
Schedule 4.3, (i) violate, conflict with or constitute a breach of or default under, (ii) permit or result in the termination, suspension or modification of, (iii) result in the acceleration of (or give any Person the right to accelerate) the performance of Seller under, or (iv) result in the creation or imposition of any Encumbrance under, any Seller contract or agreement or any other instrument evidencing any of the Assets or any instrument or other agreement to which Seller is a party or by which Seller or any of its assets is bound or affected, except, for purposes of this clause (d), such violations, conflicts, breaches, defaults, terminations, suspensions, modifications, and accelerations as would not, individually or in the aggregate, have a material adverse effect on the Business or Seller.

    4.4     Assets.

         4.4.1 Seller has exclusive, good and marketable title to the Assets claimed by Seller. The Assets are free and clear of all Encumbrances of any kind or nature, except (a) Permitted Encumbrances and (b) Encumbrances disclosed on Schedule 4.4.1, which will be removed or otherwise released of record effective at or prior to the Closing, or for which executed releases in form appropriate for filing by Buyer will be delivered to Buyer at Closing. Except as set forth on Schedules 3.1 and 4.4.1, none of the Assets is leased by Seller from any other Person. All the New Boats, Motors, and Trailers, Parts and Accessories, Miscellaneous Assets are in good and operable condition and repair, ordinary wear and tear excepted, and have been maintained in accordance with all applicable safety codes.

         4.4.2 Seller has adopted, used, is using, and is the owner of the Intangibles, including trade names, brand names, trademarks, service marks, or any other word, name, symbol, or device, or combination thereof which is used by Seller to identify and distinguish Seller's goods and services from those manufactured, sold, or offered by others, as set forth on Schedule 4.4.2, whether existing at common law or which are applied for or which are registered in the office of the Secretary of State of the State of Tennessee or in the United States Patent and Trademark Office.
Except as set forth on Schedule 4.4.2, Seller has full title and ownership of the Intangibles. Neither Owner nor Seller has any knowledge of any infringement of Seller's rights with respect to the Intangibles. To the knowledge of Seller or Owner, the Intangibles do not conflict with or infringe the rights of others. To the knowledge of Seller or Owner, no third party has any ownership right, title, interest, claim in or lien on any of the Intangibles.

    4.5 Contracts and Commitments. Seller has disclosed to Buyer all contracts and other contractual rights, oral and written, relating to the Business. Except as may be disclosed on Schedule 3.1, each of the written agreements, contracts, commitments, leases, plans and other instruments, documents and undertakings listed on Schedule 3.1, including the Boat Show Rights, is valid and enforceable in accordance with its terms; Seller is, and to the knowledge of Seller and Owner, all other parties thereto are, in compliance in all material respects with the provisions thereof; Seller is not, and to the knowledge of Seller and Owner, no other party thereto, is in default in the performance, observance or fulfillment of any material obligation, covenant or condition contained therein; and, to the knowledge of Seller or Owner, no event has occurred which with or without the giving of notice or lapse of time, or both, would constitute a default thereunder; furthermore, except as may be disclosed on Schedule 3.1, no such material agreement, contract, commitment, lease, plan or other instrument, document or undertaking, in the reasonable opinion of Seller and Owner, contains any contractual requirement with which there is a reasonable likelihood the Seller, the Buyer, or any other party thereto will be unable to comply.

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

    4.7 Financial Statements. Schedule 4.7 presents correct and complete copies of Seller's unaudited balance sheet for the fiscal year ended December 31, 1996, together with its unaudited statement of income and cash flows for the fiscal year then ended, and its unaudited balance sheet as of June 30, 1997, together with its unaudited statement of income for the six months then ended (collectively, the "Financial Statements"). The Financial Statements fairly present Seller's financial condition and results of operations as of the dates and for the periods indicated. Since the opening date of the most recent operating statement included in the Financial Statements, the Business has been operated only in the ordinary course, and there has been no material adverse change in, and no events have occurred which are likely, individually or in the aggregate, to result in any material adverse change in, the Business, operations, Assets, prospects or condition (financial or otherwise) of the Business.

    4.8 Legal Proceedings. Except as set forth on Schedule 4.8, there is no judgment or order outstanding, or any action, suit, complaint, proceeding or, to the knowledge of Seller or Owner, investigation by or before any Governmental Authority or any arbitrator pending, or to Seller's best knowledge, threatened, involving or affecting all or any part of the Business, the Assets or Seller.

    4.9 Tax Returns; Other Reports. Seller has delivered to Buyer true and correct copies of its U.S. and Tennessee tax returns for the fiscal year ended December 31, 1996. Seller has duly and timely filed in proper form with the appropriate Governmental Authority all income, franchise, sales, use, property, excise, payroll and other tax returns, and, to the knowledge of Seller or Owner, all other reports (whether or not relating to taxes) required to be filed with respect to the Business.
 All taxes, fees and assessment of whatever nature due and payable by Seller with respect to the Business and the Assets have been paid, except such amounts as are being contested diligently and in good faith and are not in the aggregate material.

    4.10 Employment Matters. Schedule 4.10 includes a complete and correct list of names and positions of all employees of Seller engaged in the Business, and their current hourly wages or monthly salaries and other compensation. Seller has complied in all respects with all Legal Requirements relating to the employment of labor, including the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), continuation coverage requirements with respect to group health plans, and those relating to wages, hours, collective bargaining, unemployment compensation, worker's compensation, equal employment opportunity, age and disability discrimination, immigration control and the payment and withholding of taxes. No reportable event, within the meaning of Title IV of ERISA, has occurred and is continuing with respect to any "employee benefit plan" or "multiemployer plan" (as those terms are defined in ERISA) maintained by Seller or any Affiliate of Seller. No prohibited transaction, within the meaning of Title I of ERISA, has occurred with respect to any such employee benefit plan or multiemployer plan, and no material accumulated funding deficiency (as defined in Title I of ERISA) or withdrawal liability (as defined in Title IV of ERISA) exists with respect to any such employee benefit plan or multiemployer plan.

    4.11 Environmental Matters. (i) Real property used by Seller has, during Seller's use thereof, been maintained, and all activities of Seller, its employees, agents, contractors, lessees and invites thereon have been conducted, in compliance in all material respects with all applicable environmental laws; (ii) Seller has not received written notification from any governmental authority with respect to any actual or alleged violations of, or remedial obligations arising under, any applicable environmental laws with respect to such property which have not been responded to and cured; (iii) Seller has not received written notification from any Person or entity that it is (A) potentially responsible or liable under any applicable environmental laws for removal or remedial action or costs associated with the generation, treatment, storage, transportation or disposal of hazardous materials at such property, or (B) potentially liable for any costs or liability as a result of Seller's operation of the Business or Seller's generation, transfer, storage, use, release, transportation or disposal of hazardous materials in connection with the Business; (iv) Seller has not removed any underground storage tanks located on such property, (v) such property has not been used by Seller for the generation, disposal storage, treatment, processing or handling of hazardous materials in a manner that violates, or creates any remedial obligation under, any applicable environmental law, and such property is free of any on-site condition of environmental concern and is not in violation of any applicable environmental law; (vi) such property has not been listed on the National Priorities List maintained by the U.S. Environmental Protection Agency pursuant to CERCLA or on any other "Superfund" or "Superlien" list maintained by any governmental authority pursuant to any applicable law; and (vii) Seller has made available to Buyer true and correct copies of all environmental reports or inspections delivered to Seller or prepared at the request of Seller relating to such property.

    4.12 Finders and Brokers. Any liability for any financial advisory, brokerage, finder's or similar fee or commission in connection with the transactions contemplated by this Agreement will be the liability of the party incurring the liability.

    4.13 Access and Notice. Seller and Owner will permit Buyer and its authorized representatives reasonable access to, and make available for inspection, all of the assets and Business of Seller, including employees, customers and suppliers, and permit Buyer and its authorized representatives to inspect and make copies of all documents, records and information with respect to the Business or the Assets as Buyer or its representatives may request. Seller and Owner will promptly notify Buyer in writing of (a) any notice or communication relating to a default or event that, with notice or lapse of time or both, could become a default, under any contract, commitment or obligation to which Seller is a party, or relating to the Business or the Assets, and (b) any adverse change in the Seller's or the Business' financial condition or the condition of the Assets.

    4.14 Disclosure. No representation or warranty by Seller in this Agreement or in any Schedule or Exhibit to this Agreement, or any certificate furnished or to be furnished by Seller pursuant to this Agreement, contains or will contain any untrue statement of material fact, or omits or will omit to state a material fact required to be stated therein or necessary to make the statements contained therein not misleading in light of the circumstances in which made.


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

    5.3 No Breach or Violation. The execution, delivery and performance of this Agreement by Buyer will not: (a) violate any provision of the charter or bylaws of Buyer; (b) violate any Legal Requirement; (c) require any consent, approval or authorization of, or any filing with or notice to, any Person; or (d) (i) violate, conflict with or constitute a breach of or default under (without regard to requirements of notice, passage of time or elections of any Person), (ii) permit or result in the termination, suspension or modification of, (iii) result in the acceleration of (or give any Person the right to accelerate) the performance of Buyer under, or (iv) result in the creation or imposition of any Encumbrance under, any instrument or other agreement to which Buyer is a party or by which Buyer or any of its assets is bound or affected, except for purposes of this clause (d) such violations, conflicts, breaches, defaults, terminations, suspensions, modifications, and accelerations as would not, individually or in the aggregate, have a material adverse effect on Buyer or on the validity, binding effect or enforceability of this Agreement.

    5.4 Disclosure. No representation or warranty by Buyer in this Agreement or in any Schedule or Exhibit to this Agreement, or any certificate furnished or to be furnished by Buyer pursuant to this Agreement, contains or will contain any untrue statement of material fact, or omits or will omit to state a material fact required to be stated therein or necessary to make the statements contained therein not misleading in light of the circumstances in which made.


Section 6.	Closing.

    6.1 Closing; Effective Date. The closing ("Closing") of the transactions will be in Hendersonville, Tennessee, at 10:00 a.m. local time on November 20, 1997 ("Closing Date"). The transactions will be effective as of November 20, 1997 ("Effective Date").

    6.2 Events of Termination. This Agreement may be terminated and the transactions contemplated by this Agreement may be abandoned at any time prior to the Closing:

         6.2.1   by the mutual written consent of Buyer and Seller; or

         6.2.2 by Buyer if Seller breaches in any material respects any of the covenants set forth in Section 9; provided, however, that the termination of this Agreement will not limit the right of Buyer to pursue an action for damages resulting from such breach or failure.

         6.2.3 by either party if the Closing shall not have taken place on or before December 5, 1997; provided, however, that if the failure to consummate the transactions is the result of (i) a breach or default by a party in the performance of any of its obligations under this Agreement or (ii) the failure of any representation or warranty of such party to be accurate in all material respects, then the termination of this Agreement will not limit the right of the other party to pursue an action for damages resulting from such breach or failure.


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

         7.2.3 By the Closing Date, Buyer will have completed a due diligence review of the Business, operations and financial statements of Seller, the results of which are satisfactory to Buyer in its sole discretion.

         7.2.4 Buyer has completed, with Seller's cooperation, Schedules 1.1, 1.3, 2.2.1, 3.1, 4.1, 4.4.1, and 4.4.2.

         7.2.5   Seller has completed Schedules 4.7, 4.8, and 4.10.

         7.2.6 Owner has signed and delivered to Buyer a Non-Competition Agreement in substantially the form attached as Exhibit E.

         7.2.7 Seller has signed and delivered to Buyer a Non-Competition Agreement in substantially the form attached as Exhibit F.

         7.2.8 Seller shall have delivered to Buyer an amended lease for the property currently utilized by Seller, executed by Marine Properties, Inc., as landlord, conforming to the following conditions: (i) initial lease term of five years, (ii) initial rent equal to the current rates plus $500 per month, (iii) three additional five-year extension periods at tenant's option, (iv) rent increases in each of the extension periods of 10% each, (v) no cancellation clause, (vi) a right of first refusal to purchase the property on behalf of the tenant, and (vii) such other terms as Buyer may reasonably require.

         7.2.9 Seller has delivered releases, in form reasonably satisfactory to Buyer, of all Encumbrances affecting any of the Assets (other than Permitted Encumbrances).

         7.2.10 Seller has provided Buyer with a copy of the amendment to its charter, certified by the Secretary of State of Tennessee, that it has changed its corporate name to one that is not similar to or confusing with "Southeastern Marine".

         7.2.11 Seller has provided Buyer with the original invoices evidencing the cost of the New Boats, Motors, and Trailers, Parts and Accessories, and an inventory sheet detailing these items.

         7.2.12 Buyer has received the opinion of Bass, Berry & Sims PLC in substantially the form attached as Exhibit H.

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
Indemnification.

    8.1 Survival of Representations and Warranties. The representations and warranties of Seller in this Agreement and in the documents and instruments to be delivered by Seller pursuant to this Agreement will survive the Closing without limitation until the first anniversary of the Effective Date; provided, however, that the representations and warranties set forth in Sections 4.9, 4.10, and 4.11 hereof will survive the Closing without limitation until the third anniversary of the Effective Date. The representations and warranties of Buyer in this Agreement and in the documents and instruments to be delivered by Buyer pursuant to this Agreement will survive the Closing without limitation until the first anniversary of the Effective Date.
The periods of survival of the representations and warranties prescribed by this Section 8.1 are referred to as the "Survival Period." The liabilities of the parties under their respective representations and warranties will expire as of the expiration of the applicable Survival Period; provided, however, that such expiration will not include, extend or apply to any representation or warranty, the breach of which has been asserted by Buyer in written notice to Seller before such expiration or about which Seller has given Buyer written notice before such expiration indicating the facts or conditions existing that, with the passage of time or otherwise, can reasonably be expected to result in a breach (and describing such potential breach in reasonable detail). The covenants and agreements of the parties in this Agreement and in the other documents and instruments to be delivered by Seller or Buyer pursuant to this Agreement will survive the Closing and will continue in full force and effect without limitation.

    8.2     Indemnification by Seller.   Seller and Owner will
indemnify, defend and hold harmless Buyer and its shareholders and its and their respective Affiliates, and the shareholders, directors, officers, employees, agents, successors and assigns of any of such Persons, from and against:

         8.2.1 all losses, damages, liabilities, deficiencies or obligations of or to Buyer resulting from or arising out of (i) any breach of any then surviving representation or warranty made by Seller in this Agreement, (ii) any breach of any then surviving covenant, agreement or obligation of Seller contained in this Agreement, (iii) any third party claim with respect to any occurrence relating to the Seller, the Owner, or the Business prior to or on the Effective Date, without regard to whether such third party claim with respect to such occurrence is asserted before or after the Effective Date, including any matter described on Schedule 4.8, but excluding any such claim relating to the Assumed Liabilities, (iv) any liability or obligation of Seller not included in the Assumed Liabilities, including contingent liability for products sold prior to the Effective Date, (v) any claim that the transactions contemplated by this Agreement violate the Worker Adjustment and Retraining Notification Act, as amended, or any similar state or local law, or any bulk transfer or fraudulent conveyance laws of any jurisdiction, and (vi) any liability or obligation of Seller arising after the Effective Date; and

         8.2.2 all claims, actions, suits, proceedings, demands, judgments, assessments, fines, interest, penalties, costs and expenses (including settlement costs and reasonable legal, accounting, experts' and other fees, costs and expenses) incident or relating to or resulting from any of the foregoing.

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

    8.3 Indemnification by Buyer. Buyer will indemnify, defend and hold harmless Seller and Seller's officers, employees, agents, successors and assigns, from and against:

         8.3.1 all losses, damages, liabilities, deficiencies or obligations of or to Seller or any such other indemnified Person resulting from or arising out of (i) any breach of any representation or warranty made by Buyer in this Agreement, (ii) the breach of any covenant, agreement or obligation of Buyer contained in this Agreemen, (iii) the failure by Buyer to perform any of its obligations in respect of the Assumed Liabilities; or (iv) the operation of the Business after the Effective Date; and

         8.3.2 all claims, actions, suits, proceedings, demands, judgments, assessments, fines, interest, penalties, costs and expenses (including, without limitation, settlement costs and reasonable legal, accounting, experts' and other fees, costs and expenses) incident or relating to or resulting from any of the foregoing.

In the event that an indemnified item arises under both clause 8.3.1(i) and under one or more of clauses 8.3.1(ii) or 8.3.1(iii) of this Section 8.3, Seller's rights to pursue its claim under clauses 8.3.1(ii) or 8.3.1(iii), as applicable, will exist notwithstanding the expiration of the Survival Period applicable to such claim under clause 8.3.1(i).

    8.4 Third Party Claims. Promptly (and in any event within 30 days) after the receipt by any party of notice of any claim, action, suit or proceeding by any Person who is not a party to this Agreement (collectively, an "Action"), which Action is subject to indemnification under this Agreement, such party (the "Indemnified Party") will give reasonable written notice to the party from whom indemnification is claimed (the "Indemnifying Party"). The Indemnified Party will be entitled, at the sole expense and liability of the Indemnifying Party, to exercise full control of the defense, compromise or settlement of any such Action unless the Indemnifying Party, within a reasonable time (and in any event within 15 days) after the giving of such notice by the Indemnified Party, (a) admits in writing to the Indemnified Party the Indemnifying Party's liability to the Indemnified Party for such Action under the terms of this Section 8, (b) notifies the Indemnified Party in writing of the Indemnifying Party's intention to assume such defense, and
(c) retains legal counsel reasonably satisfactory to the Indemnified Party to conduct the defense of such Action. The other party will cooperate with the party assuming the defense, compromise or settlement of any such Action in accordance with this Agreement in any reasonable manner that such party reasonably may request. If the Indemnifying Party so assumes the defense of any such Action, the Indemnified Party will have the right to employ separate counsel and to participate in (but not control) the defense, compromise or settlement of the Action, but the fees and expenses of such counsel will be at the expense of the Indemnified Party unless (i) the Indemnifying Party has agreed to pay such fees and expenses, (ii) any relief other than the payment of money damages is sought against the Indemnified Party or (iii) the Indemnified Party will have been advised by its counsel that there may be one or more defenses available to it which are different from or additional to those available to the Indemnifying Party, and in any such case that portion of the fees and expenses of such separate counsel that are reasonably related to matters covered by the indemnity provided in this Section 8 will be paid by the Indemnifying Party. No Indemnified Party will settle or compromise any such Action for which it is entitled to indemnification under this Agreement without prior written consent of the Indemnifying Party, which consent may not be unreasonably withheld. No Indemnifying Party will settle or compromise any such Action (A) in which any relief other than the payment of money damages is sought against any Indemnified Party or (B) in the case of any Action relating to the Indemnified Party's liability for any tax, if the effect of such settlement would be an increase in the liability of the Indemnified Party for the payment of any tax for any period beginning after the Effective Date, unless the Indemnified Party consents in writing to such compromise or settlement, which consent may not be unreasonably witheld.

    8.5 Offset. Buyer will have a right of offset in the Promissory Note with respect to any matter for which Buyer is indemnified under Section 8.2.

    8.6 Limitations. Notwithstanding any provision contained herein to the contrary, an Indemnifying Party shall not have any liabilities under this Section 8 prior to November 20, 1998, unless the aggregate of all amounts to which such Indemnifying Party is liable exceeds on a cumulative basis $1,000, in which event such Indemnifying Party is liable for all such amount above and below $1,000. After November 20, 1998, such cumulative amount must exceed $10,000 before a claim may be made, in which event the Indemnifying Party is liable for all such amount above and below $10,000. In addition, the total liability of an Indemnifying Party for claims made under this Section 8 after November 20, 1998 shall be limited to the Purchase Price plus amounts paid pursuant to Section 2.2.1.


Section 9.	Covenants.

    9.1 No Shopping. Neither the Seller, the Owner, nor any agent or representative of it or them will, during the period commencing on the date of this Agreement and ending with the earlier to occur of the Closing or the termination of this Agreement, directly or indirectly (a) solicit or initiate the submission of proposals or offers from any Person for, (b) participate in any discussions pertaining to, or (c) furnish any information to any Person other than Buyer relating to, any direct or indirect acquisition or purchase of an interest in the Seller or all or any portion of the Assets. In the event that any Person should approach the Seller, the Owner, or any agent or representative of it or them with an inquiry concerning or an offer to negotiate concerning any such transaction, the Seller and the Owner shall immediately disclose to the Buyer all material information concerning such inquiry or offer.

    9.2 Notification of Certain Matters. Seller will promptly notify Buyer of any fact, event, circumstance or action (a) which, if known on the date of this Agreement, would have been required to be disclosed to Buyer pursuant to this Agreement or (b) the existence or occurrence of which would cause any of Seller's representations or warranties under this Agreement not to be correct and complete.

    9.3 Satisfaction of Conditions. Each party will use its reasonable best efforts to satisfy, or to cause to be satisfied, the conditions to the obligations of the other party to consummate the transactions contemplated by this Agreement.

    9.4     Transfer Taxes.  In the event that any Governmental
Authority of the State of Tennessee or of any municipality, parish or other subdivision thereof shall at any time impose or otherwise require or demand payment by or from either Seller or Buyer of any state or local sales, use, transfer, excise, documentary or license taxes or fees or any other charge (including filing fees) with respect to Seller's sale or transfer to Buyer of the Assets, Seller will be responsible for the payment; provided that Buyer shall be responsible for all taxes and fees arising from obtaining certificates of title for any vehicles in the name of Buyer.

    9.5 Use of Seller's Name. Seller may continue use of its Marks after the Effective Date only as long as necessary to, and in connection with, winding up Business transactions undertaken before the Effective Date, but in no event longer than sixty (60) days, after which time Seller will cease all such usage. Neither Seller nor Owner will at any time adopt or use any word, mark or trade name which is similar to or confusing with "Southeastern Marine". Seller will have the right to sue and recover for any and all past infringements of the Intangibles.
Seller and Owner will notify Buyer of any infringement of the Intangibles of which either becomes aware.

    9.6 Confidentiality. No party will issue any press release or make any other public announcement regarding this Agreement or the transactions contemplated hereby without the consent of the other parties. Each party will, and will cause its employees, consultants, advisors and agents to, hold in confidence the terms of this Agreement and any non-public information concerning another party obtained pursuant to this Agreement. Notwithstanding the preceding, Buyer may disclose such information to the extent required by any Legal Requirement (including disclosure requirements under federal and state securities laws). Each party also may disclose such information to employees, consultants, advisors, agents and actual or potential lenders whose knowledge is necessary to facilitate the consummation of the transactions contemplated by this Agreement. Each party's obligation to hold information in confidence will be satisfied if it exercises the same care with respect to such information as it would exercise to preserve the confidentiality of its own similar information.

    9.7 Consignment and Repair. In the event Seller or Owner is required to retake possession of any products sold prior to the Effective Date, Buyer will accept the products on consignment from Seller or Owner.
 Any repairs will be pre-approved by Seller and will be paid for by Seller or Owner.

    9.8 Access to Records. Seller will allow Buyer reasonable access to its records for a period of two years after the Effective Date, for any reasonable business purpose related to the Business.

    9.9 Employees. Buyer shall offer employment to each of Seller's employees, subject to compliance with Buyer's policies and procedures, with initial salaries to be in the amounts set forth on
Schedule 4.10.


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

    10.5 Boat Shows. All boat shows in Tennessee and all boat shows at which Seller has had a booth or made a presentation in any of the last five (5) years.

    10.6 Business. The retail sales and service of boats, motors, trailers, marine accessories and water sporting goods at the Seller's store located in Hendersonville, Tennessee and at Boat Shows attended by the Seller.

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

    10.10 Intangibles. All intangible assets, including trademarks, service marks, copyrights, trade names (collectively, "Marks"), customer lists, claims, patents, rights of publicity and other intangibles, owned, used or held for use in the Business, including the names "Southeastern Marine", "Southeastern Marine Group, Inc." and all derivative uses of such names, and the goodwill associated therewith, and all rights granted to Buyer pursuant to the Non-Competition Agreements.

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

    10.13 Net Cost. The actual net cost to Seller of an item, after all earned rebates and credits, plus (i) freight charges that have been paid by Seller to the manufacturer or (ii) scheduled freight charges if Seller has picked up an item.

    10.14 New Boats, Motors, and Trailers. All new boats, motors, and trailers described on Schedule 1.1.

    10.15   Parts.  All parts inventoried on the Effective Date.

    10.16   Permitted Encumbrances.  The following Encumbrances:
 (a) liens for taxes, assessments and governmental charges not yet due and payable; (b) zoning laws and ordinances and similar Legal Requirements; (c) rights reserved to any Governmental Authority to regulate the affected property; and (d) as to real property interests, any easements, rights-of-way, servitudes, permits, restrictions and minor imperfections or irregularities in title which are reflected in public records and which do not individually or in the aggregate interfere with the right or ability to own, lease, use or operate (whichever may be the case) the real property for the Business or to convey good, marketable and indefeasible title to the real property; provided that (i) Permitted Encumbrances will not include any item which could materially adversely affect the conduct of the Business and (ii) the classification of any item as a Permitted Encumbrance will not affect any liability Seller may have for such item, including pursuant to any indemnity obligation under this Agreement.

    10.17 Person. Any natural person, corporation, partnership, trust, unincorporated organization, association, limited liability company, Governmental Authority or other entity.

    10.18 Used Boats, Motors, and Trailers. All used boats, motors, and trailers described on Schedule 2.2.1.

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

			To Buyer at:

			Travis Boating Center Tennessee, Inc.
			5000 Plaza on the Lake, Suite 250
			Austin, Texas 78746
			Attention:	Mike Perrine, Chief Financial Officer
			Telecopy:	512/329-0480

			With a copy (which will not constitute notice) transmitted by telecopier to:

			Winstead Sechrest & Minick P.C.
			100 Congress Avenue, Suite 800
			Austin, Texas 78701
			Attention:	Walter Earl Bissex, Esq.
			Telecopy:	512/370-2850

			To Seller and Owner at:

			5150 Hereford Court
			Brentwood, Tennessee  37027
			Attention:	Mike Zoretic


			With a copy (which will not constitute notice) transmitted by telecopier to:

			Bass, Berry & Sims PLC
			2700 First American Center
			Nashville, Tennessee  37238
			Attention:	J. Page Davidson, Esq.
			Telecopy:	615/742-2753


Any party may change the address to which notices are required to be sent by giving notice of such change in the manner provided in this Section
11.2. All notices will be deemed to have been received on the date of delivery or on the third business day after mailing in accordance with this Section, except that any notice of a change of address will be effective only upon actual receipt.

    11.3 Attorneys' Fees. In the event of any action or suit based upon or arising out of any alleged breach by any party of any representation, warranty, covenant or agreement contained in this Agreement, the prevailing party will be entitled to recover reasonable attorneys' fees and other costs of such action or suit from the other party.

    11.4 Right to Specific Performance. Seller acknowledges that the unique nature of the Assets renders money damages an inadequate remedy for the breach by Seller of its obligations under this Agreement, and Seller agrees that in the event of such breach, Buyer will upon proper action instituted by it, be entitled to a decree of specific performance of this Agreement.

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

    11.7 Choice of Law. This agreement and the rights of the parties under it will be governed by and construed in all respects in accordance with the laws of the State of Tennessee.

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


******************************  END OF PAGE     *****************************

	The parties have executed this Agreement as of the day and year first above written.

                                 BUYER:

                                 TRAVIS BOATING CENTER TENNESSEE, INC.


                                 By: _____/S/____________________________
                                     Michael B. Perrine, CFO, Secretary,
                                     Secretary

                                 SELLER:
                                 SOUTHEASTERN MARINE GROUP, INC.

                                 By: ________/S/_________________________

                                 OWNER: LENA SCARBOROUGH

                                 ____________________________________

					   By: ________/S/_________________________

                                 OWNER: MIKE ZORETIC



                      NON-COMPETITION AGREEMENT (INDIVIDUAL)


        This Non-Competition Agreement (the "Agreement"), dated as of November 20, 1997, is among TRAVIS BOATS & MOTORS, INC., a Texas corporation ("Travis"), TRAVIS BOATING CENTER TENNESSEE, INC., a Texas corporation and wholly owned subsidiary of Travis ("Buyer"), both having an office for the purpose of notice at 13045 Research Blvd., Austin, Texas 78750, and
__MIKE ZORETIC____________________, an individual residing at
__5150 HEREFORD COURT, BRENTWOOD, TN  37027______________ ("Owner").

	WHEREAS, Buyer has agreed to acquire certain of the assets of Southeastern Marine, Inc., a Tennessee corporation ("Seller"), pursuant to that certain asset purchase agreement dated as of the date hereof (the "Purchase Agreement") among Buyer, Seller and the owners of Seller (the capitalized terms used herein have the meanings assigned to them in the Purchase Agreement unless otherwise defined herein); and

	WHEREAS, Owner owns 50% of the outstanding shares of capital stock of Seller; and

	WHEREAS, Owner has established a valuable, far-reaching personal reputation in the boat, boat accessory and water sports sales business; and

	WHEREAS, pursuant to the Purchase Agreement, Buyer will acquire Seller's tradenames "Southeastern Marine", "Southeastern Marine, Inc.", and all derivative uses of such names and the goodwill associated therewith; and

	WHEREAS, Owner's personal reputation and identification with the Business is a significant portion of the value of the Business; and

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

	NOW, THEREFORE, in consideration of the foregoing, and of the mutual covenants, terms and conditions hereinafter expressed, Travis, Buyer and Owner agree as follows:


   Section 1.

   1.1     Non-Competition.  Owner will not, for any reason:

         1.1.1 Engage in a business or businesses, directly or indirectly, that competes with Buyer in its conduct of the Business, or otherwise receive compensation for any services rendered regarding any aspect of the boat, boat accessory or water sport sales business anywhere in Tennessee within 150 miles of the location of the Business.

         1.1.2 Participate, directly or indirectly, in any business that competes with Buyer and the Business at any Boat Show.

         1.1.3 Engage in a business or businesses, directly or indirectly, that competes with Travis or any Affiliate of Travis in their conduct of the boat, boat accessory or water sport sales business, or otherwise receive compensation for any services rendered regarding any aspect of the boat, motor, trailer, marine accessory or water sport sales business anywhere in Tennessee within 150 miles of the location of any store operated by Travis or any Affiliate of Travis.

         1.1.4 Engage or participate, directly or indirectly, in any business which is substantially similar to that of Travis or any Affiliate of Travis, including, without limitation, serving as a consultant, administrator, officer, director, employee, manager, landlord, lender, guarantor, or in any similar or related capacity or otherwise receive compensation for services rendered regarding any aspect of the boat, boat accessory or water sport sales business anywhere in Tennessee within 150 miles of the location of any store operated by Buyer, Travis or any Affiliate of Travis.

    1.2 Owner agrees that Travis and Buyer will not be able to recognize the value of Seller's assets and the Business unless Buyer is able to engage in the successful operation of the Business, that the non-competition provisions set forth in Section 1.1 are ancillary to the Purchase Agreement, that the Purchase Agreement is an otherwise enforceable agreement, and that the non-competition provisions in this Agreement are therefore ancillary to an otherwise enforceable agreement. Owner further agrees that the non-competition provisions set forth above are supported by independent valuable consideration and contain reasonable limitations as to the time, geographical area, and scope of activity for which he is to be restrained; and that the limitations of the non-competition provisions do not impose a greater restraint than is necessary to protect the goodwill or other business interests of Travis and Buyer. It is agreed by the parties that the restrictions contained in Section 1.1 impose, on the date of the execution of this Agreement, a reasonable restraint on Seller in light of the activities and businesses of Travis and Buyer and their future plans.

    1.3 For the purposes of this Agreement, Owner will be deemed to be engaging or participating in a business or businesses if he is engaged in such business or businesses, directly or indirectly, whether for his own account or for that of any other person, firm or corporation, and whether as a stockholder (except solely as a stockholder in a publicly held corporation with more than 500 beneficial holders of common stock and as to which he owns, in the aggregate, less than 5% of any class of stock), director, officer, employee, consultant, partner, joint venturer, principal, agent, proprietor, consultant, manager, independent contractor, sales representative, landlord, lessor, lender, guarantor, or in any other capacity. Engagement or participation by Owner's spouse in any activity prohibited by this Agreement shall be deemed to be indirect engagement or participation by Owner.


    Section 2.

    2.1 Term. The term of this Agreement will commence on the date hereof and will terminate on the earlier of (i) November 20, 2002, or
(ii) the effective date of Owner's termination of employment by Buyer without cause.

    2.2 Remedies. Owner acknowledges that a breach of any of the provisions of Section 1 will cause irreparable harm to Travis and Buyer, for which there may be no adequate remedy at law and for which the ascertainment of damages would be difficult. Therefore, Travis and Buyer will be entitled to specific performance of Section 1 hereof, in addition to, and without having to prove the inadequacy of, other remedies at law, as well as injunctive relief (without being required to post bond or other security), and, if such legal action becomes necessary, Travis and Buyer will be entitled to recover reasonable attorney's fees and costs of court incurred in connection with such action. Nothing contained herein will be construed as prohibiting Travis and Buyer from pursuing any other remedies available to it for such breach, including the recovery of money damages.

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

    2.7 Governing Law; Venue. THIS AGREEMENT WILL BE CONSTRUED AND INTERPRETED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS WITHOUT REGARD TO THE CONFLICT OF LAWS RULES OF TEXAS. Each of the undersigned irrevocably agrees that any legal action or proceeding brought against said Person with respect to this Agreement will be brought in the appropriate court in Travis County, Texas and hereby waives any right to be sued in any other place.

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


                                      TRAVIS BOATS & MOTORS, INC.


                                      By: _/S/________________________________
                                          Michael B. Perrine, CFO, Secretary,
                                          Treasurer


                                      TRAVIS BOATING CENTER TENNESSEE, INC.


                                      By: ____/S/_____________________________
                                          Michael B. Perrine, CFO, Secretary,
                                          Treasurer



				   	_______/S/_____________
					    MIKE ZORETIC

NON-COMPETITION AGREEMENT (INDIVIDUAL)


        This Non-Competition Agreement (the "Agreement"), dated as of November 20, 1997, is among TRAVIS BOATS & MOTORS, INC., a Texas corporation ("Travis"), TRAVIS BOATING CENTER TENNESSEE, INC., a Texas corporation and wholly owned subsidiary of Travis ("Buyer"), both having an office for the purpose of notice at 13045 Research Blvd., Austin, Texas 78750, and
__LENA SCARBOROUGH____________________, an individual residing at
__125 W. HARBOR DRIVE, HENDERSONVILLE, TN 37075______________ ("Owner").

	WHEREAS, Buyer has agreed to acquire certain of the assets of Southeastern Marine, Inc., a Tennessee corporation ("Seller"), pursuant to that certain asset purchase agreement dated as of the date hereof (the "Purchase Agreement") among Buyer, Seller and the owners of Seller (the capitalized terms used herein have the meanings assigned to them in the Purchase Agreement unless otherwise defined herein); and

	WHEREAS, Owner owns 50% of the outstanding shares of capital stock of Seller; and

	WHEREAS, Owner has established a valuable, far-reaching personal reputation in the boat, boat accessory and water sports sales business; and

	WHEREAS, pursuant to the Purchase Agreement, Buyer will acquire Seller's tradenames "Southeastern Marine", "Southeastern Marine, Inc.", and all derivative uses of such names and the goodwill associated therewith; and

	WHEREAS, Owner's personal reputation and identification with the Business is a significant portion of the value of the Business; and

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

	NOW, THEREFORE, in consideration of the foregoing, and of the mutual covenants, terms and conditions hereinafter expressed, Travis, Buyer and Owner agree as follows:


   Section 1.

   1.1     Non-Competition.  Owner will not, for any reason:

         1.1.1 Engage in a business or businesses, directly or indirectly, that competes with Buyer in its conduct of the Business, or otherwise receive compensation for any services rendered regarding any aspect of the boat, boat accessory or water sport sales business anywhere in Tennessee within 150 miles of the location of the Business.

         1.1.2 Participate, directly or indirectly, in any business that competes with Buyer and the Business at any Boat Show.

         1.1.3 Engage in a business or businesses, directly or indirectly, that competes with Travis or any Affiliate of Travis in their conduct of the boat, boat accessory or water sport sales business, or otherwise receive compensation for any services rendered regarding any aspect of the boat, motor, trailer, marine accessory or water sport sales business anywhere in Tennessee within 150 miles of the location of any store operated by Travis or any Affiliate of Travis.

         1.1.4 Engage or participate, directly or indirectly, in any business which is substantially similar to that of Travis or any Affiliate of Travis, including, without limitation, serving as a consultant, administrator, officer, director, employee, manager, landlord, lender, guarantor, or in any similar or related capacity or otherwise receive compensation for services rendered regarding any aspect of the boat, boat accessory or water sport sales business anywhere in Tennessee within 150 miles of the location of any store operated by Buyer, Travis or any Affiliate of Travis.

    1.2 Owner agrees that Travis and Buyer will not be able to recognize the value of Seller's assets and the Business unless Buyer is able to engage in the successful operation of the Business, that the non-competition provisions set forth in Section 1.1 are ancillary to the Purchase Agreement, that the Purchase Agreement is an otherwise enforceable agreement, and that the non-competition provisions in this Agreement are therefore ancillary to an otherwise enforceable agreement. Owner further agrees that the non-competition provisions set forth above are supported by independent valuable consideration and contain reasonable limitations as to the time, geographical area, and scope of activity for which he is to be restrained; and that the limitations of the non-competition provisions do not impose a greater restraint than is necessary to protect the goodwill or other business interests of Travis and Buyer. It is agreed by the parties that the restrictions contained in Section 1.1 impose, on the date of the execution of this Agreement, a reasonable restraint on Seller in light of the activities and businesses of Travis and Buyer and their future plans.

    1.3 For the purposes of this Agreement, Owner will be deemed to be engaging or participating in a business or businesses if he is engaged in such business or businesses, directly or indirectly, whether for his own account or for that of any other person, firm or corporation, and whether as a stockholder (except solely as a stockholder in a publicly held corporation with more than 500 beneficial holders of common stock and as to which he owns, in the aggregate, less than 5% of any class of stock), director, officer, employee, consultant, partner, joint venturer, principal, agent, proprietor, consultant, manager, independent contractor, sales representative, landlord, lessor, lender, guarantor, or in any other capacity. Engagement or participation by Owner's spouse in any activity prohibited by this Agreement shall be deemed to be indirect engagement or participation by Owner.


    Section 2.

    2.1 Term. The term of this Agreement will commence on the date hereof and will terminate on the earlier of (i) November 20, 2002, or
(ii) the effective date of Owner's termination of employment by Buyer without cause.

    2.2 Remedies. Owner acknowledges that a breach of any of the provisions of Section 1 will cause irreparable harm to Travis and Buyer, for which there may be no adequate remedy at law and for which the ascertainment of damages would be difficult. Therefore, Travis and Buyer will be entitled to specific performance of Section 1 hereof, in addition to, and without having to prove the inadequacy of, other remedies at law, as well as injunctive relief (without being required to post bond or other security), and, if such legal action becomes necessary, Travis and Buyer will be entitled to recover reasonable attorney's fees and costs of court incurred in connection with such action. Nothing contained herein will be construed as prohibiting Travis and Buyer from pursuing any other remedies available to it for such breach, including the recovery of money damages.

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

    2.7 Governing Law; Venue. THIS AGREEMENT WILL BE CONSTRUED AND INTERPRETED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS WITHOUT REGARD TO THE CONFLICT OF LAWS RULES OF TEXAS. Each of the undersigned irrevocably agrees that any legal action or proceeding brought against said Person with respect to this Agreement will be brought in the appropriate court in Travis County, Texas and hereby waives any right to be sued in any other place.

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


                                      TRAVIS BOATS & MOTORS, INC.


                                      By: _/S/________________________________
                                          Michael B. Perrine, CFO, Secretary,
                                          Treasurer


                                      TRAVIS BOATING CENTER TENNESSEE, INC.


                                      By: ____/S/_____________________________
                                          Michael B. Perrine, CFO, Secretary,
                                          Treasurer




				   	______/S/_______________
					    LENA SCARBOROUGH







                        NON-COMPETITION AGREEMENT (SELLER)


	This Non-Competition Agreement (the "Agreement"), dated as of November 20, 1997, is among TRAVIS BOATS & MOTORS, INC., a Texas corporation ("Travis"), TRAVIS BOATING CENTER TENNESSEE, INC., a Texas corporation and wholly owned subsidiary of Travis ("Buyer"), both having an office for the purpose of notice at 13045 Research Blvd., Austin, Texas 78750, and SOUTHEASTERN MARINE GROUP, INC., a Tennessee corporation ("Seller") with an office for the purpose of notice at 5150 Hereford Court, Brentwood, Tennessee 37027, Attn: Mike Zoretic.

	WHEREAS, Buyer has agreed to acquire certain of the assets of Seller pursuant to that certain asset purchase agreement dated the date hereof
(the "Purchase Agreement") among Buyer, Seller and the owners of Seller
(the capitalized terms used herein have the meanings assigned to them in the Purchase Agreement unless otherwise defined herein); and

	WHEREAS, pursuant to the Purchase Agreement, Buyer will acquire Seller's tradenames "Southeastern Marine", "Southeastern Marine Group, Inc. ", and all derivative uses of such names and the goodwill associated therewith; and

	WHEREAS, the parties hereto agree that the reasonable market area of a business such as the Business is approximately a 150-mile radius; and

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

	NOW, THEREFORE, in consideration of the foregoing, and of the mutual covenants, terms and conditions hereinafter expressed, Travis, Buyer and Seller agree as follows:

                                 Section 1.

    1.1     Non-Competition.  Seller will not, for any reason:

         1.1.1 Engage in a business or businesses, directly or indirectly, that competes with Buyer in its conduct of the Business, or otherwise receive compensation for any services rendered regarding any aspect of the boat, boat accessory or water sport sales business anywhere in Tennessee within 150 miles of the location of the Business.

         1.1.2 Participate, directly or indirectly, in any business that competes with Buyer and the Business at any Boat Show.

         1.1.3 Engage in a business or businesses, directly or indirectly, that competes with Travis or any Affiliate of Travis in their conduct of the boat, boat accessory or water sport sales business, or otherwise receive compensation for any services rendered regarding any aspect of the boat, motor, trailer, or marine accessory or water sport sales business anywhere in Tennessee within 150 miles of the location of any store operated by Travis or any Affiliate of Travis.

         1.1.4 Engage or participate, directly or indirectly, in any business which is substantially similar to that of Travis or any Affiliate of Travis, including, without limitation, serving as a consultant, administrator, officer, director, employee, manager, landlord, lender, guarantor, or in any similar or related capacity or otherwise receive compensation for services rendered regarding any aspect of the boat, boat accessory or water sport sales business anywhere in Tennessee within 150 miles of the location of any store operated by Buyer, Travis or any Affiliate of Travis.

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

    1.3 For the purposes of this Agreement, Seller will be deemed to be engaging or participating in a business or businesses if it is engaged in such business or businesses, directly or indirectly, whether for its own account or for that of any other person, firm or corporation, and whether as a stockholder (except solely as a stockholder in a publicly held corporation with more than 500 beneficial holders of common stock and as to which he owns, in the aggregate, less than 5% of any class of stock), director, officer, employee, consultant, partner, joint venturer, principal, agent, proprietor, consultant, manager, independent contractor, sales representative, landlord, lessor, lender, guarantor, or in any other capacity.


                                Section 2.

    2.1     Term.   The term of this Agreement will commence on the date
hereof and will terminate on November 20, 2002.

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

    2.3 Notices Notices and demands provided for under this Agreement will be in writing and will be deemed to be fully given and received if sent by registered mail, postage prepaid, to the respective party at the address listed at the beginning of this Agreement.

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

    2.7     Governing Law; Venue.   THIS AGREEMENT WILL BE CONSTRUED AND
INTERPRETED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS WITHOUT REGARD TO THE CONFLICT OF LAWS RULES OF TEXAS. Each of the undersigned irrevocably agrees that any legal action or proceeding brought against said Person with respect to this Agreement will be brought in the appropriate court in Travis County, Texas and hereby waives any right to be sued in any other place.

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

                                      TRAVIS BOATS & MOTORS, INC.


                                      By: __/S/_______________________________
                                          Michael B. Perrine, CFO, Secretary,
                                          Treasurer


                                      TRAVIS BOATING CENTER TENNESSEE, INC.


                                      By: ___/S/____________________________
                                          Michael B. Perrine, CFO, Secretary,
                                          Treasurer



                                      SOUTHEASTERN MARINE GROUP, INC.


                                      By: _/S/___________________________
							MIKE ZORETIC, PRESIDENT

                                    EXHIBIT 21.1

                              Subsidiaries of Registrant




REGISTRANT:		Travis Boats & Motors, Inc.

Travis Snowden Marine, Inc.

Travis Boating Center Arlington, Inc.

Falcon Marine, Inc.

Falcon Marine Abilene, Inc.


Travis Boating Center Beaumont, Inc.

Travis Boats & Motors Baton Rouge, Inc.

TBC Arkansas, Inc.

TBC Management, Ltd.

TBC Management, Inc.


Travis Boating Center Louisiana, Inc.

Travis Boating Center Tennessee, Inc.

Travis Boating Center Alabama, Inc.

Red River Marine Arkansas, Inc.

Travis Boating Center Little Rock, Inc.

Travis Boating Center Georgia, Inc.

Travis Boating Center Florida, Inc.

Travis Boating Center Mississippi, Inc.

                                 EXHIBIT 23.1


                      Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-41981) pertaining to the Travis Boats & Motors, Inc. 1995 Incentive Plan, Stock Option Agreement for Michael B. Perrine, Stock Option Agreement for Mark T. Walton, and Stock Option Agreement for Ron Spradling of our report dated November 25, 1997, with respect to the consolidated financial statements of Travis Boats & Motors included in the Annual Report (Form 10-K) for the year ended September 30, 1997.


                                         /s/   Ernst & Young LLP

Austin, Texas
December 23, 1997

					EXHIBIT 27.1

[ARTICLE]                           5
[MULTIPLIER]                        1,000


<PERIOD TYPE>                       12-MOS                   12-MOS
<FISCAL YEAR-END>                   SEP-30-97               SEP-30-96
[PERIOD-START]                      OCT-01-96               OCT-01-95
[PERIOD-END]                        SEP-30-97               SEP-30-96
[CASH]                              5,816                   1,533
[SECURITIES]                        0                       0
[RECEIVABLES]                       3,915                   1,331
<ALLOWOWANCES>                      0                       0
[INVENTORY]                         34,450                  20,554
[CURRENT-ASSETS]                    44,725                  23,681
[PP&E]                              11,519                  8,572
[DEPRECIATION]                      2,750                   2,025
[TOTAL-ASSETS]                      59,121                  31,350
[TOTAL-LIABILITIES]                 35,064                  12,752
[BONDS]                             5,145                   4,335
[PREFERRED-MANDATORY]               0                       0
[COMMON]                            42                      41
[OTHER-SE]                          24,015                  18,557
[TOTAL-LIABILITY-AND-EQUITY]        59,121                  31,350

[SALES]                             91,309                  64,555
[TOTAL-REVENUES]                    91,309                  64,555
[CGS]                               <67,354>                <48,072>
[TOTAL-COSTS]                       <67,354>                <48,072>
[OTHER-EXPENSES]                    <16,475>                <11,421>
[LOSS-PROVISION]                    0                       0
[INTEREST-EXPENSE]                  <1,354>                 <1,289>
[INCOME-PRETAX]                     6,114                   3,833
[INCOME-TAX]                        <2,133>                 <1,450>
[INCOME-CONTINUING]                 3,982                   2,383
[DISCONTINUED]                      0                       0
[EXTRAORDINARY]                     0                       0
[CHANGES]                           0                       0
[NET-INCOME]                        3,982                   2,383
[EPS-PRIMARY]                      .94                     .78
[EPS-DILUTED]                      .93                     .78