Form 10-K/A
period 1997-09-30
TRAVIS BOATS & MOTORS INC
filed 1997-12-30
CIK 1012734

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

	The chart below reflects the status and approximate size of the various Travis Boating Center locations operated as of December 17, 1997.

                                Square               Owned or      Year of
Location                       Footage*  Acreage*     Leased     Market Entry
---------------------------    --------  --------    ---------   ------------
Austin, Texas(1)                20,000     3.5         Owned        1979
San Antonio,Texas(1)(3)         15,500     1.9         Owned        1982
Midland, Texas(1)               18,750     3.8         Owned        1982
Dallas, Texas(1)                20,000     4.2         Owned        1983
Abilene, Texas(2)               24,250     3.7         Owned        1989
Houston, Texas(2)               15,100     2.2         Leased       1991
Baton Rouge, Louisiana(2)       33,200     7.5         Owned        1992
Beaumont, Texas(2)              25,500     6.5         Owned        1994
Arlington, Texas(2)             31,000     6.0         Leased       1995
Heber Springs, Arkansas(2)      26,000     9.0         Leased       1995
Hot Springs, Arkansas(2)        20,510     3.0         Owned        1995
New Iberia, Louisiana(4)        24,000     3.3         Leased       1995
Florence, Alabama(4)            22,500     6.0         Leased       1996
Huntsville, Alabama(3)          2,000      3.0         Leased       1996
Winchester, Tennessee(4)        25,000     3.5         Leased       1996
Metairie, Louisiana(3)          10,000     1.3         Leased       1997
Pascagoula, Mississippi(2)      28,000     4.1         Owned        1997
Key Largo, Florida(3)           3,000      1.4         Leased       1997
Ft. Walton Beach Fl.-Sales(4)   7,000      2.9         Leased       1997
Ft. Walton Beach Fl.-Service(4) 7,500      2.0         Leased       1997
Hendersonville, Tennessee(4)(5) 31,320     3.6         Leased       1997

	*	Square footage and acreage are approximate.
(1)	Newly constructed store.
(2)	Facility acquired and converted to superstore.
(3)	Temporary facility. To be relocated.
(4)	Acquired facility.
(5)	Acquired subsequent to September 30, 1997.


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



Item 6.   Selected Consolidated Financial Data

	The following selected consolidated financial information should be read in conjunction with and is qualified in its entirety by reference to the consolidated financial statements of the Company and the notes thereto included elsewhere in this Report on Form 10-K:




                                     Fiscal Year Ended        Fiscal Year   Tweleve Months  Fiscal Year    Fiscal Year
                                       December 31,             Ended           Ended          Ended          Ended
                                                             September 30,   September 30,  September 30,  September 30,
                                  1993 (1)       1994 (1)       1995 (1)       1995 (2)      1996(1)(3)     1997(1)(4)
                                 ----------     ----------     ----------     ----------     ----------     ----------
Consolidated Statement of
  Operations Data:
  Net sales                      $   25,757     $   37,225     $   41,442     $   44,617     $   64,555     $   91,309
  Gross profit                        5,946          8,734         10,306         10,815         16,483         23,955
  Selling, general and
   administrative expenses            4,496          6,333          6,353          7,526         10,857         15,562
  Operating income                    1,270          2,135          3,736          3,004          5,061          7,480
  Interest expense                      449            629            670            845          1,289          1,354
  Net income                            596          1,023          2,050          1,486          2,383          3,982
  Net income per share           $     0.23     $     0.39     $     0.76     $     0.55     $     0.78     $     0.94
  Weighted avg. shares
    outstanding                       2,564          2,600          2,672          2,663          3,043          4,251
Store Data:
  Stores open at period end               7              8             11             11             12             20
  Average sales per store(5)     $    3,679     $    4,653     $    4,886     $    5,283     $    5,617     $    5,775
  Percentage increase in
   comparable store sales(6)          25.6%          28.4%           5.0%          12.2%           4.3%           5.7%




                                            December 31,          September 30,  September 30,  September 30,
                                      1993 (1)       1994 (1)         1995           1996           1997
                                     ----------     ----------     ----------     ----------     ----------
Consolidated Balance Sheet Data:
  Cash and cash equivalents          $      139     $      259     $      996     $    1,533     $    5,816
  Working capital                            11          1,866          2,808         15,263         14,806
  Total assets                           14,088         17,434         23,357         31,350         59,121
  Short-term debt, including current
    maturities of long-term debt         10,608         10,977         11,443          4,661         21,447
  Long-term debt less current
    maturities                            1,013          2,588          4,876          4,334          5,145
  Stockholders' equity                    1,485          2,562          4,812         18,598         24,058


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

	Liquidity and Capital Resources

	The Company's short-term cash needs are primarily for working capital to support operations including inventory requirements, off-season liquidity and store expansion. These short-term cash needs have historically been financed with cash from operations and borrowings under the Company's floor plan and revolving credit lines (collectively the "credit facilities"). At September 30, 1997, the Company had working capital of $14.8 million, including $3.9 million in accounts receivable (primarily contracts in transit from sales) and $34.5 million in inventories, offset by approximately $5.2 million of accounts payable and accrued liabilities, $14.4 million outstanding under floor plan lines of credit, approximately $6.0 million under revolving lines of credit and $4.3 million in other current liabilities and short-term indebtedness including current maturities of long-term debt. Contracts in transit are amounts receivable from a customer or a customer's financial institution related to that customer's purchase of a boat. As of September 30, 1997, the aggregate maximum borrowing limits under floor plan and revolving lines of credit were approximately $25.0 million and $15.0 million (increased to $55.0 million on October 31, 1997), respectively.

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

	In fiscal 1997, operating activities utilized cash flows of $808,000 due primarily to an increase of $5.2 million and $2.0 million in
inventories and accounts receivable, respectively.   These amounts were
offset partially by a $1.45 million increase in accounts payable and additional accrued liabilites of $883,753. The increase in inventories was primarily the result of the initial stocking of new Travis Editions product in the newly acquired stores.

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

	New Accounting Standards

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

                                  TRAVIS BOATS & MOTORS, INC.


                                  _____/S/___ MICHAEL B. PERRINE
                               By:
                                 Chief Financial Officer, Secretary & Treasurer

Date: December 29, 1997

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                              Capacity                       Date Signed

/S/ MARK T. WALTON

Mark T. Walton         Chairman of the Board, President and    December 29, 1997
                      Director (Principal Executive Officer )



/S/ MICHAEL B. PERRINE

Michael B. Perrine      Chief Financial Officer, Secretary     December 29, 1997
                        and Treasurer (Principal Financial
                           and  Accounting Officer )



/S/ RONNIE L. SPRADLING

Ronnie L. Spradling     Executive Vice President-New Store    December 29, 1997
                             Development and Director


/S/  E. D. BOHLS

E. D. Bohls                      Director                      December 29, 1997


/S/ STEVEN W. GURASICH, JR.

Steven W. Gurasich, Jr.          Director                      December 29, 1997


/S/   ZACH MCCLENDON, JR

Zach McClendon, Jr.              Director                      December 29, 1997


/S/   ROBERT C. SIDDONS

Robert C. Siddons                Director                      December 29, 1997


/S/   JOSEPH E. SIMPSON

Joseph E. Simpson                Director                      December 29, 1997

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