Form 10-K/A
period 1997-09-30
TRAVIS BOATS & MOTORS INC
filed 1998-01-28
CIK 1012734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C.  20549


                                 FORM 10-K/A

                               Amendment No. 2


             [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                  For the Fiscal Year Ended September 30, 1997

           [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 0-20757



                         TRAVIS BOATS & MOTORS, INC.
             (Exact name of registrant as specified in its charter)

        TEXAS                                         74-2024798
 State or other jurisdiction of                  (I.R.S. Employer
 incorporation of organization)                   Identification Number)

             5000 Plaza on the Lake, Suite 250, Austin, Texas  78747
                 (Address of principal executive offices)

       Registrant's telephone number, including area code: (512) 347-8787 Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12 (g) of the Act:

                     COMMON STOCK, $.01 PAR VALUE
                          (Title of class)


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

  The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of January 26, 1998, (based upon the last reported price of $23.00 per share) was approximately $56,187,229 on such date.
  The number of shares of the issuer's Common Stock, par value $.01 per share, outstanding as of January 26, 1998 was 4,228,471 of which 2,442,923 shares were held by non-affiliates.

                                PART III

Item 10.  Directors and Executive Officers

	The Company's Bylaws provide that the affairs of the Company shall be conducted by a Board of Directors composed of seven members and empower the Board to increase or decrease the number of directors by resolution adopted by a majority of the Board. The Board in its discretion and in accordance with such authority has fixed its size at seven members. The Board of Directors is divided into three classes, designated as Class A, Class B and Class C. The members of each class of directors serve for staggered three-year terms. Messrs. Bohls and Simpson are currently Class A directors and will stand for reelection at the 2000 annual stockholders meeting. Messrs. Spradling, Gurasich and McClendon are currently Class B directors and are to stand for election at the 1998 annual stockholders meeting. Messrs. Walton and Siddons are currently Class C directors and will stand for election at the 1999 annual stockholders' meeting. The Class B directors elected at the 1998 annual stockholders' meeting will hold office until the 2001 annual stockholders' meeting or until such director's successor shall be elected or appointed. The affirmative vote of a plurality of holders of the outstanding shares of Common Stock represented at a meeting at which a quorum is present is required to elect each director nominee

	The following table sets forth certain information with respect to each director and each executive officer of the Company:


Name                          Age        Position
Mark T. Walton(1)(2)          46         Chairman of the Board and President
Ronnie L. Spradling(1)        54         Executive Vice President--New Store
                                      Development and Director
Michael B. Perrine            34         Chief Financial Officer, Treasurer
                                      and Secretary
E. D. Bohls(1)(2)             79         Vice Chairman of the Board
Joseph E. Simpson(1)(2)(3)    64         Director
Robert C. Siddons(1)(2)(4)    55         Director
Steven W. Gurasich,Jr.(3)(4)  49         Director
Zach McClendon, Jr.(3)(4)     60         Director

(1)	Member of the Nominations Committee.
(2)	Member of the Executive Committee
(3)	Member of the Audit Committee.
(4)	Member of the Compensation Committee.

	Mark T. Walton has served as President and as a director of the Company since 1980 and as Chairman of the Board since 1995. From 1979 to 1980, Mr. Walton served as the General Manager of the Company's
Austin store.  Mr. Walton has over 27 years of retail boating experience.

	Ronnie L. Spradling has served as Executive Vice President of the Company since 1989 and as the Executive Vice President of New Store Development since 1994. Mr. Spradling became a director in 1995. Mr. Spradling previously served as the General Manager of Falcon Marine, Inc. (a subsidiary of the Company), located in Midland, Texas from 1982 to 1988. Mr. Spradling has over 30 years of experience in boat retailing operations.

	Michael B. Perrine has served as Chief Financial Officer since 1991 and as Treasurer and Secretary of the Company since 1992. From 1986 to 1991, he served as a loan officer in the Commercial Banking Division of NationsBank, N.A. Mr. Perrine is responsible for developing and implementing the Company's corporate structure.

	E. D. Bohls has served as Vice Chairman of the Board of the Company since 1995 and previously served as Chairman of the Board of the Company from 1979 to 1995. He served as Chairman of the Board of Capitol Commerce Reporter, Inc., a public records research company, from 1986 through 1997. In addition, he has served as Vice President and as a director of Americana Enterprises, a private real estate development joint venture, since 1975. Mr. Bohls is currently an independent investor.

	Joseph E. Simpson has served as a director of the Company since 1979. He served as President and as a director of Capitol Commerce Reporter, Inc., a records research company, from 1986 through 1997. Mr. Simpson is currently an independent investor.

	Robert C. Siddons has served as a director of the Company since 1979. He has served as President of Frank Siddons Insurance Agency, a family-owned insurance agency, since 1987. In addition, he has served as President of the Texas Builders Insurance Company, a commercial lines insurance company, since 1987.

	Steven W. Gurasich, Jr. has served as director of the Company since July, 1996. For over the past 20 years, Mr. Gurasich has served in various capacities, including most recently as Chairman of the Board of GSD&M Advertising, Austin, Texas, an advertising firm, handling such accounts as Southwest Airlines, Wal-Mart, MasterCard, Coors Light and Pearle Vision.

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

Compliance with Section 16(a) of the Exchange Act

	During the fiscal year ended September 30, 1997, based on a review of Forms 3 and 4 furnished to the Company during its most recent fiscal year and Forms 5 furnished to the Company with respect to its most recent fiscal year, all reporting persons of the Company were in compliance with
Section 16(a) of the Exchange Act, except as noted below. Mr. Robert C. Siddons failed to file a Form 4 reflecting the sale of 20,000 shares of Common Stock in June 1997. Mr. Zach McClendon, Jr. failed to file a Form 4 reflecting the purchase of 7,600 shares of Common Stock in June 1997.

Item 11.  Executive Compensation

Compensation of Executive Officers

	The following table sets forth certain information with respect to the compensation awarded to, earned by or paid for services rendered to the Company in all capacities during the fiscal years ended September 30, 1997, September 30, 1996 and September 30, 1995, with respect the Company's President, Mr. Walton, the Executive Vice President, Mr. Spradling, and the Chief Financial Officer, Mr. Perrine (collectively, the ("Named Executive Officers"). No other executive officers of the Company received annual compensation (including salary and bonuses earned) which exceeded $100,000 during the fiscal year ended September
30, 1997.





                           Long-TermCompensation

                                                                       OTHER         SECURITIES
                     Principal    Fiscal                               ANNUAL        UNDERLYING
Name                 Position      Year      Salary        Bonus    COMPENSATION      OPTIONS
-------------------  ------------ -------   ----------   --------   -----------      -----------
Mark T. Walton       President     1997     $175,000     $55,500    $1,100(2)             --
                                   1996      129,250      45,034     4,177(2)

                                  1995(1)    108,000      45,000        --              20,267



Ronnie L.            Executive     1997     $150,000     $58,300    $1,100(2)
Spradling            Vice          1996       96,900      45,034     1,578(2)             --
                     President    1995(1)     69,000      45,000       --               46,933



Michael B.           Chief         1997      $90,000     $35,000      $625(2)            5,000
Perrine              Financial     1996       71,085      27,500       625(2)             --
                     Officer       1995       57,600      17,500       --               66,667

(1)	Fiscal year 1995 was a nine-month period; dollar amounts shown have been annualized.
(2)	Principally 401(k) plan matching contribution.



Compensation of Directors

	Directors who are not officers and employees of or consultants to the Company receive annual compensation of $10,000, plus $2,000 annually for each committee on which such director serves, excluding the Nominations Committee, for which compensation is not received, and $3,000 per year in the case of the Executive Committee. Directors' expenses for attending meetings are reimbursed by the Company.


Options Granted in Last Fiscal Year

	The following table sets forth information concerning stock options granted by the Company to the Named Executive Officers during the fiscal year ended September 30, 1997.


                           Individual Grants

                                                                                  Potential Realizable
                    Number of      % of Total                                       Value at Assumed
                    Securities       Options                                     Annual Rates of Stock
                    Underlying      Granted to       Exercise                    Price Appreciation for
                     Options       Employees in       Price      Expiration         Option Term (1)
Name                 Granted       Fiscal Year      ($/Share)      Date          5%         10%
----------------    ----------     ------------     ---------    -----------     ---------- -----------
Mark T. Walton           0            N/A              N/A            N/A            N/A         N/A

Ronnie L.                0            N/A              N/A            N/A            N/A         N/A
Spradling

Michael B.            5,000          14.9%           $10.50      3/11/2007       $33,010    $83,671
Perrine


_________________

(1)	These amounts are calculated based on certain assumed rates of annual compound stock price appreciation from the date the option was granted to the end of the option term. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the amounts reflected in this table will be achieved. These calculations assume a fair market value of $10.50 per share of Common Stock at the date of grant.

Stock Option Exercises and Holdings

	The following table shows information regarding stock option exercises and unexercised options held as of the end of the fiscal year ended September 30, 1997 by the Named Executive Officers.




                        At September 30, 1997


                                     Number of Unexercised
                                           Options             Value of In-the-Money Options
                     Options
Name*             Exercised*     Exercisable   Unexercisable   Exercisable*   Unexercisable*
--------------    ----------     -----------   -------------   ------------   --------------
Mark T. Walton        0             8,106          12,161        $122,603        $183,935

Ronnie L.             0            18,774          28,159        $283,957        $425,905
Spradling

Michael B.            0            26,667          45,000        $436,348        $688,671
Perrine(1)


* Based on closing price of  $20.375  September 30, 1997.


Employment Agreements

	The Company is the beneficiary of employment agreements with TBC Management, Ltd. (an affiliated partnership of the Company) and each of Mark T. Walton, Ronnie L. Spradling and Michael B. Perrine, providing, among other things, for three-year terms commencing in July 1996 and annual base salaries of $175,000 for Mr. Walton, $150,000 for Mr. Spradling and $90,000 for Mr. Perrine, respectively. In addition, Messrs. Walton, Spradling and Perrine have agreed to contractual confidentiality and noncompete provisions in their respective employment agreements, which will extend beyond termination of their employment for any reason. In the event any of these employees are terminated without ''cause,'' as such term is defined in the employee agreements, such employees will be entitled to payment of approximately three times their annual salary.

	The employment agreements also provide that, if the consolidated income of Travis Boats before income tax expenses and non-recurring audit adjustments (the ''Pre-tax Income'') reflects growth in excess of 20% over the previous fiscal year, Messrs. Walton and Spradling will each receive a bonus of 2% of the Pre-tax Income and Mr. Perrine will receive a bonus of 1% of the Pre-tax Income. If the Pre-tax Income does not reflect growth of 20%, the bonus for each individual will be determined by the Board of Directors.

Compensation Committee Interlocks and Insider Participation

	The Compensation Committee consists of Robert C. Siddons, Steven W. Gurusich, Jr. and Zach McClendon, Jr. Mr. Robert C. Siddons served as the President of the Company from 1979 through 1985. Mr. Zach McClendon, Jr. is an indirect majority owner and the Chairman of the Board of SeaArk Boats, Inc. In fiscal year 1997, the Company purchased $2.4 million of boats from SeaArk, Inc. The Company anticipates that this relationship will continue at the same level of activity in fiscal year 1998. No member of the current Compensation Committee serves as an executive officer of the Company, or as a director of any entity, an executive officer of which serves on the Compensation Committee or as a director of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

	The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of December 31, 1997 by (i) each director of the Company, (ii) each Named Executive Officer, (iii) each person known or believed by the Company to own beneficially 5% or more of the Common Stock and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person has sole voting and dispositive power with respect to such shares.


                                                     Percent
                                  Number of        Beneficially
Name of Beneficial Owner         Shares(1)(2)         Owned
-------------------------        ------------    ----------------

E. D. Bohls(3)                     506,027           12.0%

Robert C. Siddons(4)               360,130            8.5%

Mark T. Walton(5)                  375,574            8.9%

Joseph E. Simpson                  249,000            5.9%

Ronnie L. Spradling(6)             251,417            5.9

Steven W. Gurasich, Jr.(7)          13,333             *

Zach McClendon, Jr.(8)              20,933             *

Michael B. Perrine(9)                9,134             *
Wasatch Advisors, Inc.(10)         464,025           11.0%
Fleet Financial Group, Inc.(11)    217,600            5.1%
Downtown Associates, L.P.(12)      233,225            5.5%
Downtown Associates III, L.P.
Downtown Associates, L.L.C.
The Sweet Water Trust
The Phaedrus Foundation
Ronald Juvonen
Philip Timon
Alfred Loomis, III
All executive officers and       1,785,548           42.2%
 directors as a group
(eight persons)(13)

_______________________
*  Less than 1%

(1)	Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned by them. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), based on information furnished by the persons listed, and represents the number of shares of Common Stock for which a person, directly or indirectly, through any contract, management, understanding, relationship or otherwise, has or shares voting power, including the power to vote or direct the voting of such shares, or investment power, including the power to dispose or to direct the disposition of such shares, and includes shares which may be acquired upon the exercise of options within 60 days following January 28, 1998. The percentages are based upon 4,228,471 shares outstanding.
Except as otherwise noted below, the address of each holder of 5% or more of the Common Stock is 5000 Plaza on the Lake, Suite 250, Austin, Texas, 78746.

(2)	Does not include options granted to Mark T. Walton, Ronnie L.
Spradling and Michael B. Perrine to purchase 12,161, 28,159 and 40,000 shares of Common Stock, respectively, which are not exercisable within 60 days after January 28, 1998.

(3)	Includes 130,912 shares owned by Mr. Bohls' son, James Bohls, with respect to which Mr. E. D. Bohls controls the voting rights.  Mr. E.
D. Bohls disclaims beneficial ownership of such shares. Also includes 30,816 shares held by trusts for the benefit of James Bohls' children of which James Bohls serves as trustee, but all voting rights have been retained by Mr. E. D. Bohls.

(4)	Includes 25,264 shares held by family trusts over which Mr. Siddons exercises sole voting and investment control.

(5)	Includes 8,106 shares subject to options exercisable within 60 days of
January 28, 1998, 301,000 shares held in a family limited partnership, over which  Mr. Walton has sole voting control, and 3,268 shares owned and held in trust for Mr. Walton's children, for which the voting rights reside with Mr. Walton.
(6)	Includes 18,774 shares subject to options exercisable within 60 days of January 28, 1998.

(7)	Includes 13,333 shares subject to options exercisable within 60 days of January 28, 1998.

(8)	Includes 13,333 shares subject to options exercisable within 60 days of January 28, 1998.

(9)	Includes 1,666 shares subject to options exercisable within 60 days of
January 28, 1998.

(10)	The address of Wasatch Advisors, Inc. is 68 South Main, Salt Lake
City, Utah 84101.

(11)	The address of Fleet Financial Group, Inc. is One Federal Street,
Boston, Massachusetts 02110.

(12)	Voting power and dispositive power is shared among each of the shareholders listed. The address of Downtown Associates, L.P., Dowtown Associates III, L.P., Downtown Associates, L.L.C., Ronald Juvonen, Philip Timon and Alfred Loomis, III is 920 East Baltimore Pike, Kennett Square, Pennsylvania 19348. The address of the Sweet Water Trust and the Phaedrus Foundation is 36 West 44th Street, New York, New York 10036.

(13)	See Notes (5), (6), (7), (8) and (9).  Includes 55,212 shares subject to options exercisable within 60 days of January 28, 1998.


Item 13.  Certain Relationships and Related Transactions

	SeaArk Boats, Inc. In fiscal year 1997, the Company purchased $2.4 million of boats from SeaArk Boats, Inc. ("SeaArk"). SeaArk is wholly-owned by UniGrace, Inc., which in turn is wholly-owned by McClendon Resources. McClendon Resources is wholly-owned by Zach McClendon, a Director of the Company, and his children. Mr. McClendon serves as the Chairman of the Board of SeaArk, UniGrace, Inc. and McClendon Resources. The Company anticipates that this relationship will continue at the same level in year 1998.

	Reinsurance Arrangements. The Company, through June 28, 1996, sold extended service contracts to its customers. The obligations of the Company under these contracts were transferred to Ideal Insurance
Company, Ltd. ("Ideal") pursuant to an agreement between the Company and Ideal dated as of January 1, 1994. Ideal reinsures these risks with Amerisure Property & Casualty, Ltd. ("Amerisure"), a company wholly owned by certain principal stockholders and directors of the Company, with Messrs. E. D. Bohls, Siddons, Walton and Simpson owning an aggregate of approximately 76%. These contracts are administered by First Extended Service Corporation ("FESC") and are reinsured under a stop-loss policy issued to Amerisure by FFG Insurance Co. ("FFG"), an affiliate of FESC.
In conjunction with these arrangements, the Company paid an agreed amount for each extended service contract which is insured and, in the event of claims under any extended service contracts, Amerisure reimburses the repair facility for the amount of covered claims. Amerisure and/or FFG are financially responsible for any repairs required pursuant to the extended service contract. Amerisure is a separate legal entity from the Company. The Company terminated its relationship with Amerisure effective June 28, 1996 with respect to future extended service contracts. The Company is currently using traditional insurance, utilizing an unrelated third party. To provide for the risks associated with the extended service contracts sold by the Company prior to June 28, 1996, Amerisure intends to retain cash reserves in an amount it believes will reasonably be adequate to cover any of Amerisure's obligations. Moreover, Amerisure has obtained the above described stop-loss policy from FFG. For the three fiscal years ended September 30, 1996, September 30, 1995, and December 31, 1994, Amerisure received an aggregate of approximately $850,000, all of which it has reserved against losses with respect to extended service contracts sold to the Company's customers.
As noted above, no further amounts were paid to Amerisure after June 28, 1996. All of Amerisure's business resulted from the Company's sale of extended service contracts. Amerisure's underwriting losses and aggregate reinsurance costs will not be determinable until the end of each of the five-year extended service contracts sold prior to June 28, 1996. The Company is not affiliated with Ideal, FESC or FFG.

	Employment Arrangements. Executive management, store management and corporate administrative employees are employed by TBC Management, Ltd., a Texas limited partnership (the "Partnership"). The Partnership, in turn, has entered into a Management Agreement with the Company and its subsidiaries and invoices each company monthly for management services rendered. The general partner and 1.0% owner of the Partnership is the Company. The sole limited partner and 99.0% owner of the Partnership is TBC Management, Inc. (the "Delaware Company"), a Delaware company wholly owned by Travis Boats. The operations of the Partnership are accounted for on a consolidated basis with those of the Company. The Delaware Company's income results from distributions of the Partnership and is accordingly taxed under Delaware law. These arrangements allow the Company more easily to allocate costs among the various store locations and to reduce Texas franchise taxes.

	Certain Borrowings. E. D. Bohls, Jesse Cox, Robert D. Siddons, Joseph E. Simpson, Ronnie L. Spradling and Mark T. Walton, all of whom are stockholders, officers or directors of the Company, have each executed a personal guaranty of certain indebtedness of the Company. It is anticipated that such guaranties will be released upon refinancing of such indebtedness.

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TRAVIS BOATS & MOTORS, INC.


                                  _____/S/____
                               By:
                                  Mark T. Walton
                                  Chairman of the Board and President

Date: January 27, 1998


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signature                          Title                        Date

/S/ MARK T. WALTON

Mark T. Walton         Chairman of the Board, President and    January 27, 1998
                      Director (Principal Executive Officer )


/S/ RONNIE L. SPRADLING

Ronnie L. Spradling     Executive Vice President-New Store     January 27, 1998
                             Development and Director


/S/ MICHAEL B. PERRINE

Michael B. Perrine      Chief Financial Officer, Secretary     January 27, 1998
                        and Treasurer (Principal Financial
                           and  Accounting Officer )



/S/  E. D. BOHLS

E. D. Bohls              Vice Chairman of the Board            January 27, 1998
                              and Director


/S/   ROBERT C. SIDDONS

Robert C. Siddons                Director                      January 27, 1998


/S/   JOSEPH E. SIMPSON

Joseph E. Simpson                Director                      January 27, 1998