Form 10-Q
period 1997-12-31
TRAVIS BOATS & MOTORS INC
filed 1998-02-17
CIK 1012734

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                Form 10-Q

            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended December 31, 1997

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

Common Stock $.01 par value - 4,253,471 shares as of February 13, 1998.

Item 1. Financial Statements


   Item 1. Financial Statements

   Travis Boats & Motors, Inc. and Subsidiaries
   Condensed Consolidated Balance Sheets
    ( in thousands, except share data )

                                                           December 31, September 30,
                                                              1997         1997
                                                           (unaudited)
                                                             -------      -------
   ASSETS:
      Current assets:
         Cash and cash equivalents                            $5,866       $5,816
         Accounts receivable                                   3,278        3,915
         Inventories                                          51,037       34,450
         Prepaid expenses and other                              625          544
                                                             -------      -------
            Total current assets                              60,806       44,725

      Property and equipment:
         Land                                                  1,991        1,991
         Buildings and improvements                            6,569        6,366
         Furniture, fixtures and equipment                     3,421        3,162
                                                             -------      -------
                                                              11,981       11,519
         Less accumulated depreciation                        (2,976)      (2,750)
                                                             -------      -------

                                                               9,005        8,769
      Intangibles and other assets :
         Goodwill and noncompete agreements, net               5,549        5,376
         Other assets                                            340          251
                                                             -------      -------
            Total assets                                     $75,700      $59,121
                                                             =======      =======

   LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
         Accounts payable                                       $905       $2,238
         Accrued liabilities                                   3,180        4,631
         Income taxes payable                                    657        1,081
         Unearned revenue                                      1,305          522
         Current portion of notes payable and other
               short-term obligations                         41,950       21,447
                                                             -------      -------
            Total current liabilities                         47,997       29,919

      Notes payable, less current portion                      4,801        5,145

      Stockholders' equity
         Common Stock, $.01 par value, 50,000,000 authorized
               4,224,867 issued and outstanding at
               September 30,1997 and December 31, 1997            42           42
         Paid-in capital                                      13,004       13,004
         Retained earnings                                     9,856       11,011
                                                             -------      -------
            Total stockholders' equity                        22,902       24,057
                                                             -------      -------
            Total liabilities and stockholders' equity       $75,700      $59,121
                                                             =======      =======

        See notes to unaudited condensed consolidated financial statements


     Travis Boats & Motors, Inc.and Subsidiaries
     Unaudited Condensed Consolidated Statements of Operations (Unaudited)
     (in thousands, except share data and stores open)

                                                       Three months ended
                                                          December 31,

                                                       1997         1996

     Net sales......................................  $10,142       $5,451
     Cost of goods sold.............................    7,531        4,110
                                                     ----------   ----------

     Gross profit...................................    2,611        1,341

     Selling, general and administrative............    3,694        2,140
     Depreciation and amortization..................      333          184
                                                     ----------   ----------
                                                        4,027        2,324

     Operating income/(loss)........................   (1,416)        (983)
     Interest expense...............................     (461)        (214)
     Other income/(loss)............................       13           (3)
                                                     ----------   ----------

     Loss before income taxes.......................   (1,864)      (1,200)
     Income tax benefit.............................     (708)        (456)
                                                     ----------   ----------

     Net Income/(Loss)..............................  ($1,156)       ($744)
                                                     ==========   ==========

     Basic Earnings/(Loss) Per Share................   ($0.27)      ($0.18)
     Diluted Earnings/(Loss) Per Share..............   ($0.27)      ($0.18)

     Weighted avg common shares outstanding......... 4,224,867    4,136,506
     Weighted avg dilutive common shares outstanding 4,224,867    4,136,506

     Stores open at end of period...................        21           15
                                                     ==========   ==========

        See notes to unaudited condensed consolidated financial statements


     Travis Boats & Motors, Inc.and Subsidiaries
     Unaudited Condensed Consolidated Statements of Cash Flow
     (in thousands)

                                                                 Three months ended
                                                                    December 31,

                                                                 1997         1996
                                                                --------     --------
     Operating activities:
     Net Loss                                                   ($1,156)       ($744)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
        Depreciation and amortization.........................      333          184
        Changes in operating assets and liabilities
           Decrease in accounts receivable....................      637          398
           (Increase) in prepaid expenses.....................      (81)        (125)
           (Increase) in inventories..........................  (15,202)      (9,938)
           (Increase) in other assets.........................      (89)          (5)
           (Decrease)/Increase in accounts payable............   (1,362)           7
           (Decrease) in accrued liabilities..................      (21)        (433)
           (Decrease) in income taxes payable.................     (424)        (417)
           Increase/(Decrease) in unearned revenue............      783         (166)
                                                                --------     --------
        Net cash used in operating activities.................  (16,582)     (11,239)

        Investing Activities:
        Purchase of businesses................................   (2,987)      (3,428)
        Purchase of property and equipment....................     (356)        (170)
                                                                --------     --------
        Net cash used in investing activities                    (3,343)      (3,598)

        Financing activities:
        Net increase in notes payable and other short term
             obligations                                         19,975       16,973
                                                                --------     --------
        Net cash provided by financing activities.............   19,975       16,973
        Increase in cash and cash equivalents.................       50        2,136
        Cash and cash equivalents, beginning of period........    5,816        1,533
                                                                --------     --------
        Cash and cash equivalents, end of period..............   $5,866       $3,669
                                                                ========     ========

            See notes to unaudited condensed consolidated financial statements

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER  31, 1997


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Travis Boats & Motors, Inc. and subsidiaries (collectively, the Company) without audit. In the opinion of management, such financial statements include all adjustments (consisting of only recurring accruals) necessary to present fairly the financial position at December 31, 1997; and the interim results of operations and cash flows for the three month periods ended December 31, 1997 and 1996. The condensed consolidated balance sheet at September 30, 1997, presented herein, has been prepared from the audited consolidated financial statements of the Company for the fiscal year then ended.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended September 30, 1997. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the fiscal year ended September 30, 1997 included in the Company's annual report on Form 10-K..

The results of operations for the three month period ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - NET INCOME PER COMMON SHARE

In 1997, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 128, Earnings Per Share.   Statement
128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

Statement 128 requires the calculation of earnings per share to exclude common stock equivalents when the inclusion of such would be anti-dilutive. In the quarters ended December 31, 1997 and 1996, the inclusion of common stock equivalents would have been anti-dilutive based upon the net loss posted by the Company. As such, all common stock equivalents were excluded.

The following table sets forth the computation of basic and diluted earnings per share:


                                 Three Months Ended      Three Months Ended
                                 December 31, 1997        December 31, 1996


Numerator:
        Net loss                   $(1,156,000)                $(744,000)
                                 __________________________________________
Denominator:
	Denominator for basic
	Earnings per share -
        Weighted avg. shares      4,224,867                    4,136,506

Effect of dilutive securities:
        Employee stock options     -------                        -------
                                 __________________________________________

Dilutive potential common shares   -------                         ------
-

Denominator for diluted earnings
	Per share - adjusted
        Weighted average shares  4,224,867                       4,136,506
	And assumed conversions
                                 __________________________________________

Basic loss per share               $(0.27)                         $(0.18)
                                 __________________________________________

Diluted loss per share             $(0.27)                         $(0.18)
                                 __________________________________________


NOTE 3 - YEAR 2000 ISSUES

The Year 2000 issue is the result of computer programs being written using two digits rather than four (for example, "97" for 1997) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. In some cases, the new date will cause computers to stop operating, while in other cases, incorrect output may result. Since the Company is currently in the process of replacing and upgrading its computer hardware and software systems to year 2000 compliance platforms, the Company believes that there is little business risk attributable to the Year 2000 issue.

NOTE 4 - ACQUISITIONS

Included in the new store acquisitions are the following transactions:

On December 12, 1997, effective as of September 30, 1997, the Company consummated the acquisition of Adventure Marine, a retail boating organization with store locations in Fort Walton Beach, Florida and Key Largo, Florida, through the acquisition of 100% of the common stock of three companies, Adventure Marine & Outdoors, Inc., Adventure Boat Brokerage, Inc. and Adventure Marine South, Inc. (collectively the three companies are referred to as "Adventure Marine"). The total consideration for Adventure Marine consisted of $729,643 in cash, $115,000 in notes payable to the sellers, the assumption of $5,535,861 in liabilities and $1,477,392 paid via the issuance of 88,361 shares of common stock of the Company. An additional $700,000 in cash was paid to a principal of Adventure Marine in exchange for an agreement not to compete.

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

Effective November 20, 1997, the Company acquired certain assets of Southeastern Marine Group, Inc. ("Southeastern"). This acquisition included boat, motor and trailer inventory, as well as parts and accessories inventory of the sellers. The purchase price was $1,741,292 of which $184,000 was financed by the issuance of notes payable to the sellers.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of Southeastern have been included in the consolidated financial statements from the date of acquisition. The purchase price ($1,741,292) has been allocated to the tangible net assets acquired ($1,489,887) based on their respective fair values at the date of acquisition. The resulting excess purchase price ($280,000) was allocated to noncompete agreements and goodwill.


Effective December 15, 1997, the Company acquired certain assets of Worthen Marine Sales and Service, Inc. ("Worthen"). This acquisition included boat, motor and trailer inventory, as well as parts and accessories inventory of the seller. The purchase price of $286,666 was paid in cash.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of Worthen have been included in the consolidated financial statements from the date of acquisition. The purchase price ($286,666) has been allocated to the tangible net assets acquired ($141,666) based on their respective fair values at the date of acquisition. The resulting excess purchase price ($145,000) was allocated to noncompete agreements and goodwill.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Travis Boats & Motors, Inc. (''Travis Boats'' or the ''Company'') is a leading multi-state superstore retailer of recreational boats, motors, trailers and related marine accessories in the southern United States. The Company, which currently operates 21 stores under the name Travis Boating Center in Texas, Arkansas, Louisiana, Alabama, Tennessee, Mississippi, Florida and Georgia, differentiates itself from competitors by providing customers a unique superstore shopping experience that showcases a broad selection of high quality boats, motors, trailers and related marine accessories at firm, clearly posted low prices. Each superstore also offers complete customer service and support, including in-house financing programs and full-service repair facilities staffed by factory-trained mechanics.

Travis Boats was incorporated as a Texas corporation in 1979. As used herein and unless otherwise required by the context, the terms ''Travis Boats'' and the ''Company'' shall mean Travis Boats & Motors, Inc. and its direct and indirect subsidiaries.

Since its founding as a single retail store in Austin, Texas, the Company has grown both through acquisitions and the establishment of new store locations. During the 1980's, the Company expanded into San Antonio, Texas with the construction of a new store facility. The Company subsequently made acquisitions of boat retailers operating within the Texas markets of Midland, Dallas and Abilene. It was during this initial period of expansion that the Company began developing the systems necessary to manage a multi-store operation and leveraging the economies of scale associated with volume purchasing. The Company's success in these areas led to the proprietary Travis Edition packaging concept and the Company's pricing philosophy. Since 1990, Travis Boats has opened or acquired 16 additional store locations in the following states: Texas (3), Arkansas (2), Louisiana (3), Alabama (2), Tennessee
(2), Mississippi (1), Florida (2) and Georgia (1).


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


Results of Operations

Quarter Ended, December 31, 1997 Compared to the Quarter Ended, December
31, 1996

Net sales.   Net sales increased by 86.1% to $10.1 million in the first quarter of fiscal 1998 from $5.5 million in the first quarter of fiscal 1997. The increase in net sales during the first quarter of fiscal 1998 was attributable to the sales results of the seven store locations acquired in fiscal 1997 (six of which are not yet includable in the comparable store base) and the two store locations acquired thus far in fiscal 1998.

Comparable store sales (eleven stores in the base) during the quarter ended December 31, 1997, declined by approximately 1.9%. For the same quarterly period of fiscal 1997, comparable store sales (eight stores in the base) increased by 14.4%. Historically, the Company's first fiscal quarter is the weakest quarter in terms of sales demand. The quarter typically accounts for less than 10% of the Company's annual sales
volume.   Comparable store sales were impacted by the historically low sales volume in the first quarter and the difficult comparison to the comparable store sales growth in the first quarter of the prior fiscal year. The Company's planned acquisition strategy and subsequent renovation of stores to superstore standards is expected to continue to negatively impact the number of stores includable in comparable store base calculations in relationship to the total number of store locations operated. As such, comparable store performance is expected to remain unstable until higher percentages of the Company's stores are includable in comparable store calculations.

Gross profit.   Gross profit increased by 94.7% to $2.6 million in the
first quarter of fiscal 1998 from $1.3 million in the same quarter of fiscal 1997, while gross profit as a percent of sales increased to 25.7% from 24.6% during the same periods. The increase in gross profit as a percent of sales was primarily related to enhanced revenues attributable to traditionally higher gross profit sales categories such as: Finance and Insurance (F&I) income, over the counter sales of parts & accessories and service labor, as well as an overall favorable mix of new and used boats sold.

Net sales attributable to F&I Products, which have a significant impact on the gross profit margin, contributed $368,000, or 14.1%, of total gross profit in the first quarter of fiscal 1998, as compared to $174,000 or 12.9%, of total gross profit for the first quarter of the prior fiscal year. Net sales attributable to F&I Products are reported on a net basis, therefore, all of such sales contribute directly to the Company's gross profit. The costs associated with the sale of F&I Products are included in selling, general and administrative expenses.

Selling, general and administrative expenses.   Selling, general and
administrative expenses increased by 72.6% to $3.7 million in first quarter of fiscal 1998 from $2.1 million for the first quarter of fiscal 1997. Selling, general and administrative expenses as a percent of net sales decreased to 36.4% in the first quarter of fiscal 1998 from 39.3% for the first quarter of fiscal 1997. The decrease in selling, general and administrative expenses as a percent of net sales was the result of the economies of operating a larger store base with an expanded regional market presence, particularly in terms of wage/salary expense.

Depreciation and amortization expenses, as a percent of net sales, decreased in the first quarter of fiscal 1998, to 3.3% from 3.4% in the same quarter of the prior fiscal year. These expenses have not declined at the same rate as the selling, general and administrative expenses primarily as a result of the amortization costs of the acquisitions which occurred in fiscal 1997 and thus far in fiscal 1998, and through the capitalization of costs such as leasehold or building improvements associated with the conversion of certain existing stores to superstore standards.

Interest expense. Interest expense increased by 115.4% to $461,000 in the first quarter of fiscal 1998 from $214,000 in the first quarter of fiscal 1997. This resulted in an increase in interest expense as a percent of net sales to 4.6% in the first quarter of fiscal 1998 from 3.9% in the same quarter of the prior fiscal year. The increase was primarily the result of the additional debt incurred in the acquisitions occuring during fiscal fiscal 1998 and 1997 as well as higher balances on the Company's floor plan and revolving bank lines necessary to
support inventory requirements for the larger store network.   See
"Liquidity and Capital Resources", "Seasonality".

Net Income.   The Company experienced a net loss of $1.2 million for the first quarter of fiscal 1998. This represents an increase of 55.4% from the net loss of $744,000 in the first quarter of fiscal 1997. The net loss as a percentage of net sales was 11.4% and 13.7% for the first quarter of fiscal 1998 and 1997, respectively. The reduction in net loss as a percent of net sales was the result of the Company generating higher net sales levels while attaining higher gross profit margins and containing selling, general and administrative expenses. However, while the net loss as a percent of sales improved, the Company expects to continue to experience higher levels of net losses in the first fiscal quarter based upon the seasonality of the recreational boating industry. See "Liquidity and Capital Resources", "Seasonality".

Liquidity and Capital Resources

The Company's short-term cash needs are primarily for working capital to support operations, including inventory requirements, off-season liquidity and store expansion. These short-term cash needs have historically been financed with cash from operations and borrowings under the Company's credit facilities. At December 31, 1997, the Company had working capital of $12.8 million, centered in $51.0 million in inventories, offset by $40.9 million in short-term revolving/floorplan credit lines outstanding. As of December 31, 1997, the aggregate maximum borrowing limits under floor plan and revolving lines of credit were approximately $85.0 million, of which the Company was eligible to borrow approximately $55.0 million pursuant to the Company's borrowing formula.

Operating activities utilized cash flows of $16.6 million for the first three months of fiscal 1998 due primarily to the net increases of $15.2 million in inventories and the reported seasonal net loss. The first quarter historically represents the off selling season for the Company (see "Seasonality"). Inventory growth traditionally builds during the first quarter in preparation for the selling season which begins with boat and recreation shows occurring in January and February in certain market areas in which the Company conducts business. This inventory level generally falls to an annual low point during the fourth fiscal quarter.

The Company used net cash in investing activities of approximately $3.3 million in the first three months of fiscal 1998. During the first three months of fiscal 1998, the Company acquired substantially all of the assets of Southeastern Marine Group, Inc. (net cash used of $1.6 million) and funded $1.4 million due on the September 30, 1997 acquisitions of Adventure Marine and Outdoor, Inc., Adventure Marine South, Inc. and Adventure Boat Brokerage, Inc. The Company also continued to renovate stores to superstore standards and updated certain facilities with its standard superstore trade dress awnings and neon.

Financing activities for the three months ended December 31, 1997 provided $20.0 million of cash inflows primarily from the net proceeds of advances under the Company's revolving and floorplan lines of credit. These advances were used to fund the increase in inventories, certain acquisition related and other capital expenditures. Effective October 31, 1997, the Company increased its revolving line of credit agented by NationsBank of Texas, N.A. from $15.0 million to $55.0 million. This line provides for borrowing pursuant to a borrowing formula based upon certain of the Company's inventory and account receivables. Collateral consists of a security interest in specific inventories (and proceeds thereof), accounts receivable and contracts in transit. This line is renewable on October 31, 1999. Pricing is at the prime rate minus
 .375%, with a fee of .125% on the unfunded portion to be assessed quarterly. A comprehensive loan agreement governs the line of credit. The loan agreement contains financial covenants regulating debt service coverages, tangible net worth, operating leverage and restrictions on dividends or distributions. As of December 31, 1997, $20.3 million was drawn on the revolving line and management believes the Company to be in compliance with the terms and conditions of this loan agreement.

The Company also maintains floor plan lines of credit with various finance companies providing approximately $30.0 million in credit limits. These floor plan lines generally have no stated maturity and utilize subsidies from manufacturers to provide for certain interest free periods each calendar year (usually August through May). Certain of these floor plan lines of credit with finance companies are governed by loan agreements containing various financial covenants concerning, among others, ratios governing tangible net worth and leverage. As of December 31, 1997, approximately $20.7 million was outstanding under these floor plan lines and management believes the Company was in compliance with the terms and conditions of these loan agreements.

Merchandise inventories were $51.0 million and $34.4 million as of December 31, 1997 and September 30, 1997, respectively.

The Company's revolving credit facility, floor plan lines of credit and internally generated working capital are expected by the Company's management to be sufficient to meet the Company's cash requirements at least through the remainder of fiscal 1998.

Seasonality

The Company's business, as well as the sales demand for various types of boats, tends to be highly seasonal. Strong sales typically begin in January with the onset of the public boat and recreation shows, and continue through July. During fiscal years 1997 and 1996 collectively, the average annual net sales for the quarterly periods ended March 31 and June 30 represented in excess of 27% and 40%, respectively, of the Company's annual net sales. With regard to net income, the Company historically generates profits in three of its fiscal quarters and experiences operating losses in the quarter ended December 31 due to a broad seasonal slowdown in sales. During the quarter ended September 30, inventory typically reaches its lowest levels and accumulated cash reserves reach the highest levels. During the quarter ended December 31, the Company generally builds inventory levels in preparation for the upcoming selling season which begins with boat and recreation shows occurring during January through March in certain market areas in which the Company conducts business. Travis Boats' operating results would be materially and adversely affected if net sales were to fall significantly below historical levels during the months of January through June.

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

Cautionary Statement for purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

Other than statements of historical fact, all statements contained in this Report on Form 10-Q, including statements in ''Item 1. Business'', and ''Management's Discussion and Analysis of Financial Condition and Results of Operations'', are forward-looking statements as that term is defined in Section 21E of the Exchange Act that involve a number of uncertainties. The actual results of the future events described in the forward-looking statements in this Report on Form 10-Q could differ
materially from those stated in such forward-looking statements.   Among
the factors that could cause actual results to differ materially are: general economic conditions, competition and government regulations, as well as the risks and uncertainties discussed in this Report on Form 10-Q, including without limitation, the matters discussed in ''Risk Factors'' and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements. All forward-looking statements in this Report on Form 10-Q are expressly qualified in their entirety by the cautionary statements in this paragraph.


PART II. OTHER INFORMATION
Item 2.
(c) Securities Issued by Registrant

On December 12, 1997, effective as of September 30, 1997, the Company consummated the acquisition of Adventure Marine, a retail boating organization with store locations in Ft. Walton Beach, Florida and Key Largo, Florida, through the acquisition of 100% of the common stock of three companies, Adventure Marine & Outdoors, Inc., Adventure Boat Brokerage, Inc. and Adventure Marine South, Inc. (collectively the three companies are referred to as "Adventure Marine"). The total consideration for Adventure Marine consisted of cash and newly issued shares of Common Stock of the Company. The Company issued an aggregate of 88,361 shares of its Common Stock, with a value of $1,477,392 to Frederic Pace and John Reinhold, who received 2,177 and 86,184 shares of Common Stock, respectively.

On December 31, 1997 the Company issued 3,604 shares of its Common Stock to Kevin T. Knight for services rendered to the Company. The value of such services was approximately $54,000.

The securities were issued in reliance upon Section 4(2) of the Securities Act, as not involving any public offering. Such securities are subject to restrictions on transfer and appropriate restrictive legends have been affixed to the certificates issued in each transaction.

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

Date: February 13, 1998                    Travis Boats & Motors, Inc.



                                      By:______________________________

                                           Michael B. Perrine
                              Chief Financial Officer, Treasurer and Secretary
                                (Principal Accounting and Financial Officer)