Form 10-Q
period 1998-03-31
TRAVIS BOATS & MOTORS INC
filed 1998-05-15
CIK 1012734

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q

             [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended March 31, 1998

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

Common Stock $.01 par value - 4,253,671 shares as of May 15, 1998.

Item 1. Financial Statements

Travis Boats & Motors, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
( in thousands, except share data )


                                                           March 31,    September 30,
                                                              1998         1997
                                                                  (unaudited)
   ASSETS:
      Current assets:
         Cash and cash equivalents                            $8,995       $5,816
         Accounts receivable                                   9,135        3,915
         Inventories                                          57,538       34,450
         Prepaid expenses and other                            1,238          544

            Total current assets                              76,906       44,725

      Property and equipment:
         Land                                                  1,991        1,991
         Buildings and improvements                            7,006        6,366
         Furniture, fixtures and equipment                     3,627        3,162

                                                              12,624       11,519
         Less accumulated depreciation                        (3,177)      (2,750)


                                                               9,447        8,769
      Intangibles and other assets :
         Goodwill and noncompete agreements, net                5,688       5,376
         Other assets                                             326         251

            Total assets                                     $92,367      $59,121


   LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
         Accounts payable                                     $1,978       $2,238
         Accrued liabilities                                   3,591        4,631
         Federal and state income taxes payable                1,604        1,081
         Unearned revenue                                      2,024          522
         Current portion of notes payable and other
            short-term obligations                            53,473       21,447

            Total current liabilities                         62,670       29,919

      Notes payable, less current portion                      4,664        5,145

      Stockholders' equity
        Common Stock, $.01 par value, 50,000,000 authorized,
          4,224,867 and 4,253,671 issued and outstanding at
          September 30, 1997 and March 31, 1998, respectivly      43           42
         Paid-in capital                                      13,337       13,004
         Retained earnings                                    11,653       11,011

            Total stockholders' equity                        25,033       24,057

            Total liabilities and stockholders' equity       $92,367      $59,121

            See notes to unaudited condensed consolidated financial statements

Travis Boats & Motors, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except share data and stores open)


                                                        Three months ended        Six months ended
                                                        March 31,                 March 31,

                                                 1998        1997          1998        1997

Net sales......................................  $33,427     $24,273       $43,569     $29,724
Cost of goods sold.............................   24,323      17,869        31,854      21,979

Gross profit...................................    9,104       6,404        11,715       7,745

Selling, general and administrative............    5,294       3,638         8,988       5,778
Depreciation and amortization..................      346         237           679         421
                                                   5,640       3,875         9,667       6,199

Operating income...............................    3,464       2,529         2,048       1,546
Interest expense...............................     (578)       (415)       (1,039)       (629)
Other income/(expense).........................       14          (6)           27          (9)

Income before income taxes.....................    2,900       2,108         1,036         908
Provision for income taxes.....................    1,102         788           394         332

Net Income.....................................   $1,798      $1,320          $642        $576

Basic Earnings Per Share.......................    $0.42       $0.32         $0.15       $0.14
Diluted Earnings Per Share.....................    $0.41       $0.31         $0.15       $0.14

Weighted average common shares outstanding..... 4,253,545   4,136,506     4,241,588   4,136,506
Weighted average dilutive common shares outstan 4,423,316   4,239,627     4,405,348   4,239,673

Stores open at end of period...................        22          16            22          16

        See notes to unaudited condensed consolidated financial statements

     Travis Boats & Motors, Inc.and Subsidiaries
     Unaudited Condensed Consolidated Statements of Cash Flow
     (in thousands)


                                                                   Six months ended
                                                                      March 31,

                                                                 1998         1997

     Operating activities:
     Net Income                                                    $642         $576
     Adjustments to reconcile net income to net cash used in
       operating activities:
        Depreciation and amortization.........................      679          421
        Changes in operating assets and liabilities
           (Increase) in accounts receivable..................   (5,220)      (4,720)
           (Increase) in prepaid expenses.....................     (694)         (68)
           (Increase) in inventories..........................  (21,301)     (11,144)
           (Increase) in other assets.........................      (75)          (7)
           Increase in accounts payable.......................     (289)         669
           Increase in accrued liabilities....................      390          852
           Increase/(Decrease) in income taxes payable........      523          146
           Increase/(Decrease) in unearned revenue............    1,502         (180)

        Net Cash used in by operating activities..............  (23,843)     (13,455)

        Investing Activities:
        Purchase of businesses................................   (3,696)      (4,492)
        Purchase of property and equipment....................     (977)      (1,141)

        Net cash used in investing activities                    (4,673)      (5,633)

        Financing activities:
        Net increase in notes payable and other short term obl   31,361       21,734
        Sale of common stock                                        334            0

        Net cash provided by financing activities.............   31,695       21,734
        Increase/(Decrease) in cash and cash equivalents......    3,179        2,646
        Cash and cash equivalents, beginning of period........    5,816        1,533

        Cash and cash equivalents, end of period..............   $8,995       $4,179

              See notes to unaudited condensed consolidated financial statements

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               MARCH  31, 1998


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Travis Boats & Motors, Inc. and subsidiaries (collectively, the Company) without audit. In the opinion of management, such financial statements include all adjustments (consisting of only recurring accruals) necessary to present fairly the financial position at March 31, 1998; and the interim results of operations and cash flows for the three month and six month periods ended March 31, 1998 and 1997. The condensed consolidated balance sheet at September 30, 1997, presented herein, has been prepared from the audited consolidated financial statements of the Company for the fiscal year then ended.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended September 30, 1997. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the fiscal year ended September 30, 1997 included in the Company's annual Report on Form 10-K.

The results of operations for the three month and six month periods ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - NET INCOME PER COMMON SHARE

In 1997, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 128, Earnings Per Share.   Statement
128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and restated where necessary, to conform to the Statement 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:


                                      Three Months Ended                  Six Months Ended
                                           March 31                          March 31
                                      1998            1997             1998             1997

Numerator:
        Net income                $1,798,000         $1,320,000      $ 642,000       $ 576,000
Denominator:
    Denominator for basic
    Earnings per share -
    Weighted avg. shares           4,253,545          4,136,506      4,241,588       4,136,506

Effect of dilutive securities:
    Employee stock options           169,771            103,121        163,760         103,167
                                    ___________________________________________________

Dilutive potential common shares    -------           --------         -------        -------

Denominator for diluted earnings
    Per share - adjusted
    Weighted average shares        4,423,316          4,239,627      4,405,348       4,239,673
	And assumed conversions
                                    ___________________________________________________

Basic earnings per share                $.42               $.32           $.15            $.14
                                    ___________________________________________________

Diluted earnings per share              $.41               $.31           $.15            $.14
                                    ___________________________________________________

NOTE 3 - YEAR 2000 ISSUES

The Year 2000 issue is the result of computer programs being written using two digits rather than four (for example, "97" for 1997) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. In some cases, the new date will cause computers to stop operating, while in other cases, incorrect output may result. Since the Company is currently in the process of replacing and upgrading its computer hardware and software systems to year 2000 compliant platforms, the Company believes that there is little business risk attributable to the Year 2000 issue.

NOTE 4 - ACQUISITIONS

Effective November 20, 1997, the Company acquired certain assets of Southeastern Marine Group, Inc. ("Southeastern") which operated a single retail store location in Hendersonville, Tennessee. This acquisition included boat, motor and trailer inventory, as well as parts and accessories inventory of the sellers. The purchase price was $1,741,292 of which $184,000 was financed by the issuance of notes payable to the sellers.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of Southeastern have been included in the consolidated financial statements from the date of acquisition. The purchase price ($1,741,292) has been allocated to the tangible net assets acquired ($1,489,887) based on their respective fair values at the date of acquisition. The resulting excess purchase price
($280,000) was allocated to  noncompete agreements and goodwill.

Effective December 15, 1997, the Company acquired certain assets of Worthen Marine Sales and Service, Inc. ("Worthen") which operated a single retail store location in Roswell, Georgia. This acquisition included boat, motor and trailer inventory, as well as parts and accessories inventory of the seller. The purchase price of $286,666 was paid in cash.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of Worthen have been included in the consolidated financial statements from the date of acquisition. The purchase price ($286,666) has been allocated to the tangible net assets acquired ($141,666) based on their respective fair values at the date of acquisition. The resulting excess purchase price
($145,000) was allocated to noncompete agreements and goodwill.

Effective March 15, 1998, the Company acquired certain assets of HnR
Marine, Inc. ("HnR") which operated a single retail store location in Claremore, Oklahoma. This acquisition included boat, motor and trailer inventory, as well as parts and accessories inventory of HnR. The purchase price of $359,620 was paid in cash.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of HnR have been included in the consolidated financial statements from the date of acquisition. The purchase price ($359,620) has been allocated to the tangible net assets acquired ($284,620) based on their respective fair values at the date of acquisition. The resulting excess purchase price
($75,000) was allocated to noncompete agreements and goodwill.

NOTE 5 - SUBSEQUENT ACQUISITION

Effective April 23, 1998, the Company acquired certain assets of Moore's
Marine, Inc. ("Moore's") which operated a single retail store location in Bossier City, Louisiana. This acquisition included boat, motor and trailer inventory, as well as parts and accessories inventory of Moore's. The purchase price of $777,303 was paid in cash. The purchase price includes tangible net assets of $376,303, based upon their respective fair values as of the date of acquisition. The resulting excess purchase price of $401,000, will be allocable to noncompete agreements and goodwill.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

General

Travis Boats & Motors, Inc. (''Travis Boats'' or the ''Company'') is a leading multi-state superstore retailer of recreational boats, motors, trailers and related marine accessories in the southern United States.
The Company,  which currently operates 23 stores under the name Travis
Boating Center in Texas, Arkansas, Louisiana, Alabama, Tennessee,
Mississippi, Florida, Georgia and Oklahoma, differentiates itself from competitors by providing customers a unique superstore shopping experience that showcases a broad selection of high quality boats, motors, trailers and related marine accessories at firm, clearly posted low prices. Each superstore also offers complete customer service and support, including in-house financing programs and full-service repair facilities staffed by factory-trained mechanics.

Travis Boats was incorporated as a Texas corporation in 1979. As used herein and unless otherwise required by the context, the terms ''Travis
Boats'' and the ''Company'' shall mean Travis Boats & Motors, Inc. and its direct and indirect subsidiaries.

Since its founding as a single retail store in Austin, Texas, the Company has grown both through acquisitions and the establishment of new store locations. During the 1980's, the Company expanded into San
Antonio, Texas with the construction of a new store facility. The
Company subsequently made acquisitions of boat retailers operating within the Texas markets of Midland, Dallas and Abilene. It was during this initial period of expansion that the Company began developing the systems necessary to manage a multi-store operation and leveraging the economies of scale associated with volume purchasing. The Company's success in these areas led to the proprietary Travis Edition packaging concept and the Company's pricing philosophy. Since 1990, Travis Boats has opened or acquired additional store locations in the following states: Texas (3), Arkansas (2), Louisiana (4), Alabama (2), Tennessee
(2), Mississippi (1), Florida (2), Georgia (1) and Oklahoma (1).

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

Results of Operations

Quarter Ended, March 31, 1998 Compared to the Quarter Ended, March 31,
1997 and Six Months Ended, March 31, 1998 Compared to the Six Months
Ended March 31, 1997

Net sales.   Net sales increased by 37.7% to $33.4 million in the
second quarter of fiscal 1998 from $24.3 million in the second quarter of fiscal 1997. For the six months ended, March 31, 1998, net sales increased by 46.6% to $43.6 million from $29.7 million during the same period of the prior year.  Of  the increases in net sales, approximately
$1.7 million and $1.1 million were attributable to a 10.1% and 5.5%
growth in comparable store sales for the quarter (11 stores in base) and six months (10 stores in base) ended March 31 1998, respectively.

General growth in overall sales volume was primarily the result of the increased number of stores in operation during the periods (22 vs. 16), the participation in additional season opening boat and recreation shows, and a favorable mix of Travis Edition boat sales that has resulted in a higher average sales price (approximately $15,000 versus
$13,500 in fiscal 1997). A primary component in the favorable mix of Travis Edition boat packages sold has been the increase in sales of the Company's "Blue-water" (off-shore) fishing boats and other Travis
Edition boating packages introduced during fiscal 1997. The "Blue-water" fishing boats, which are typically 25-35 feet in length and designed for off-shore use, are generally sold in the Company's store locations serving coastal markets such as those store locations acquired in Louisiana (1), Mississippi (1) and Florida (2) during fiscal 1997. As the Company continues to operate in Florida and enters other coastal type markets along the Gulf of Mexico or the Atlantic coast, management believes that the distribution of off-shore fishing boats and cabin cruisers will increase as a percentage of net sales.

During the quarter and the six months ended March 31, 1998, the Company also experienced an increase in net sales related to parts/accessories, service labor and used boats. The Company has continued to focus on renovating its store base to bring additional store locations to its superstore standards. Inclusive of the four (4) store locations recently renovated, the Company has 16 of its 23 locations operating in facilities meeting its superstore standards. These superstore locations provide larger and more accessible areas to merchandise and showcase the Company's parts/accessory product selection and conduct repair work on boats. Used boat sales have also benefitted from the opening of a new used boat superstore location in Heber Springs, Arkansas during the March 1998 quarter. The Company's other used boat superstore, which opened in early fiscal 1997, is located on the premises of its Beaumont, Texas store location.

Included within net sales is revenue that the Company earns related to F&I Products. The Company, through relationships with various national and local lenders, is able to place financing for its customers' boating purchases. These lenders allow the Company to ''sell'' the loan at a rate higher than a minimum rate established by each such lender and the Company earns fees based on the percentage increase in the loan rate over the lender's minimum rate. The Company sells these loans without recourse except that in certain instances the Company must return the fees earned if the customer repays the loan or defaults in the first
120-180 days.The Company also sells, as a broker, certain types of insurance (property/casualty, credit life, disability) and extended service contracts. The Company may also sell these products at amounts over a minimum established cost and earn income based upon the profit over the minimum established cost. Net sales attributable to F&I
Products contributed $2.1 million, or 6.3%, of net sales in the second quarter of fiscal 1998, as compared to $1.2 million or 5.1%, of net sales for the second quarter of the prior fiscal year. For the six months ended, March 31, 1998, net sales attributable to F&I Products contributed $2.5 million, or 5.7% of net sales, compared to $1.4 million or 4.8% of net sales, for the same period of the prior year.
This improvement was primarily due to higher net spreads achieved in the placement of customer financing, as well as overall increases in the percentage of customers buying these products (which is referred to as ''sell-through''). This increase was enhanced by the Company's continued emphasis on training of F&I employees and achievement of established goals.

Comparable store sales increased by 10.1% for the quarter (11 stores in base) and 5.5% for the six months (10 stores in base) ended March 31
1998, respectively. In the prior year, comparable store sales increased by 3.4% for the quarter (9 stores in base) and 6.3% for the six months
(6 stores in base) ended March 31 1997, respectively.The Company's planned acquisition strategy and subsequent renovation of stores to superstore standards is expected to continue to negatively impact the number of stores eligible for comparable store base calculations in relationship to the total number of store locations operated. As such, comparable store performance is expected to remain unstable until higher percentages of the Company's stores are eligible for comparable store calculations.

Gross profit.   Gross profit increased by 42.2% to $9.1 million in
the second quarter of fiscal 1998 from $6.4 million in the same quarter of fiscal 1997, while gross profit as a percent of sales increased to
27.2% from 26.4% during the same periods.  For the six months ended,
March 31, 1998, gross profit increased 51.3% to $11.7 million from $7.7 million in the same period of the prior year, while the gross profit as a percent of sales increased to 26.9% from 26.1%.  These increases in gross profit as a percent of sales were primarily related to enhanced revenues attributable to traditionally higher gross profit sales categories such as:  F&I income, over the counter sales of parts &
accessories and service labor, as well as an overall favorable mix of boats sold.


The Company generally seeks to further leverage the margin through sales of parts/accessories, service labor and F&I Products, all of which generally produce gross profit margins in excess of 25%. During the quarter and the six months ended March 31, 1998, the Company's gross profit margin was positively impacted by the increased revenues derived from the parts/accessory, service labor and used boat sales as discussed above in Net Sales.

Net sales attributable to F&I Products, which have a significant impact on the gross profit margin, contributed $2.1 million, or 23.2%, of total gross profit in the second quarter of fiscal 1998, as compared to $1.2 million or 19.4%, of total gross profit for the second quarter of the prior fiscal year. For the six months ended, March 31, 1998, net sales attributable to F&I Products accounted for $2.5 million, or 21.2% of the total gross profit, compared to $1.4 million or 18.3%, for the same period of the prior year. Net sales attributable to F&I Products are reported on a net basis, therefore, all of such sales contribute directly to the Company's gross profit. The costs associated with the sale of F&I Products are included in selling, general and administrative expenses.

Selling, general and administrative expenses.   Selling, general
and administrative expenses increased by 45.5% to $5.3 million in second quarter of fiscal 1998 from $3.6 million for the second quarter of fiscal 1997. Selling, general and administrative expenses as a percent of net sales increased to 15.8% in the second quarter of fiscal 1998 from 15.0% for the second quarter of fiscal 1997.

Selling, general and administrative expenses in actual dollars increased by 55.6% to $9.0 million for the six months ended March 31, 1998, versus
$5.8 million in the same period of the prior fiscal year. In terms of both actual dollars and as a percentage of net sales, the increase in selling, general and administrative expenses was primarily attributable to increased expenses associated with the operation of a larger store network, through growth in the corporate-office staffing infrastructure and increased advertising costs associated with introducing Travis
Boats and its Travis Edition products into new geographically diverse regions. Rental expense also increased as a percent of net sales as the Company expanded and relocated its Corporate headquarters which had previously been located in the Austin, Texas superstore facility.
Opening and other start-up costs associated with the relocation and renovation of store locations also contributed to the increase in selling, general and administrative expenses.

Depreciation and amortization expenses.   Depreciation and
amortization expenses increased by 46.0% to $346,000 in second quarter of fiscal 1998 from $237,000 for the second quarter of fiscal 1997.
Depreciation and amortization expenses as a percent of net sales increased to 1.04% in the second quarter of fiscal 1998 from .98% for the second quarter of fiscal 1997.

Depreciation and amortization expenses in actual dollars increased by 61.3% to $679,000 for the six months ended March 31, 1998, versus
$421,000 in the same period of the prior fiscal year.

Depreciation and amortization expenses increased in the quarter and for the six months ended, March 31, 1998, primarily as a result of the acquisitions which occurred in fiscal 1997 and thus far in fiscal 1998, and through the capitalization of costs such as leasehold or building improvements associated with the conversion of certain existing stores to superstore standards.

Interest expense.   Interest expense, in actual dollars, increased
to $578,000 in second quarter of fiscal 1998 from $415,000 in the second quarter of fiscal 1997, while interest expense as a percent of net sales remained flat at 1.7% of net sales in the second quarter of both fiscal
1998 and fiscal 1997.  For the six months ended March 31, 1998, interest expense increased to $1.0 million from $629,000 in the same period of the prior  year and interest expense as a percent of net sales increased to 2.4% from 2.1%.  The increase was primarily the result of the additional debt incurred in the acquisitions occuring during fiscal fiscal 1998 and 1997 as well as higher balances on the Company's floor plan and revolving bank lines necessary to support inventory requirements for the larger store network.

Net Income.   The Company experienced a net income of $1.8 million
for the second quarter of fiscal 1998.  This represents an  increase of
36.2% from the net income of $1.3 million in the second quarter of fiscal 1997.  Net income as a percent of sales remained flat at 5.4% for the second quarter of fiscal 1998 and 1997, respectively.  For the six months ended, March 31, 1998, net income increased by 11.5% to $642,000 from $576,000 in the same period of the prior year.

The improved net income has primarily been the result of the Company generating higher net sales levels while attaining higher gross profit margins.


Liquidity and Capital Resources

The Company's short-term cash needs are primarily for working capital to support operations, including inventory requirements, off-season liquidity and store expansion. These short-term cash needs have historically been financed with cash from operations and borrowings under the Company's credit facilities. At March 31, 1998, the Company had working capital of $14.2 million, including $9.1 million in accounts receivable (primarily contracts in transit from sales) and $57.5 million in inventories, offset by approximately $5.6 million of accounts payable and accrued liabilities, and $53.5 million in other short-term liabilities including revolving/floorplan credit lines outstanding
($50.9 million) and, unearned income ($2.0). As of March 31, 1998, the aggregate maximum borrowing limits under floor plan and revolving lines of credit were approximately $100 million, of which the Company was eligible to borrow approximately $24.1 million pursuant to the Company's borrowing formula.

Operating activities utilized cash flows of $23.8 million for the first six months of fiscal 1998 due primarily to the net increases of $21.3 million in inventories and $5.2 million in accounts receivable. In addition to inventory from the locations acquired since September 30, 1997, it is during the first and second quarter that the Company builds inventory levels to support the selling season which begins with the January and February boat shows. The increased accounts receivable levels reported at March 31, 1998 were primarily the result of contracts in transit generated from the retail sale of a boat. Thus, the contracts in transit are generally due from financial institutions that handle the financing on customer purchases.

The Company used net cash in investing activities of approximately $4.7 million in the first six months of fiscal 1998. During the first six months of fiscal 1998, the Company acquired substantially all of the assets of Southeastern Marine Group, Inc. (net cash used of $1.6 million), HnR marine, Inc. (net cash used of $0.4 million), Worthen
Marine Sales and Service, Inc. (net cash used of $0.3 million) and funded $1.4 million due to the September 30, 1997 acquisitions of Adventure Marine and Outdoor, Inc., Adventure Marine South, Inc. and
Adventure Boat Brokerage, Inc. The Company also continued to renovate stores to superstore standards amd updated certain facilities with its standard superstore trade dress awnings and neon. The acquisitions and other capital expenditures have been substantially financed with advances made under the Company's revolving credit lines and from working capital.

Financing activities for the six months ended March 31, 1998 provided
$31.7 million of cash inflows primarily from the net proceeds of advances under the Company's revolving and floor plan lines of credit.
These advances were used to fund the increase in inventories, as well as certain acquisition related and other capital expenditures.
Effective October 31, 1997, the Company increased its revolving line of credit agented by NationsBank of Texas, N.A. from $15.0 million to $55.0 million. This line provides for borrowing pursuant to a borrowing formula based upon certain of the Company's inventory and account receivables. Collateral consists of a security interest in specific inventories (and proceeds thereof), accounts receivable and contracts in transit. This line is renewable on October 31, 1999. Pricing is at the prime rate minus 1.00%, with a fee of .125% on the unfunded portion to be assessed quarterly. A comprehensive loan agreement governs the line of credit. The loan agreement contains financial covenants regulating debt service coverages, tangible net worth, operating leverage and restrictions on dividends or distributions. As of March 31, 1998, $24.5 million was drawn on the revolving line and management believes the Company to be in compliance with the terms and conditions of this loan agreement.

The Company also maintains floor plan lines of credit with various finance companies providing approximately $45.0 million in credit limits. These floor plan lines generally have no stated maturity and utilize subsidies from manufacturers to provide for certain interest free periods each calendar year (usually August through May). Certain of these floor plan lines of credit with finance companies are governed by loan agreements containing various financial covenants concerning, among others, ratios governing tangible net worth and leverage. As of March
31, 1998, approximately $26.4 million was outstanding under these floor plan lines and management believes the Company was in compliance with the terms and conditions of these loan agreements.



Merchandise inventories were $57.5 million and $34.4 million as of March
31, 1998 and September 30, 1997, respectively. Costs in excess of net assets acquired increased by approximately $0.3 million to $5.7 million in the first six months of fiscal 1998 due to the acquisitions of the additional three store locations thus far in fiscal 1998.

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

The Company's business is also significantly affected by weather patterns. Weather conditions that are unseasonable or unusual may adversely affect the Company's results of operations. For example, drought conditions or merely reduced rainfall levels, as well as excessive rain, may affect the Company's sales of boating packages and related products and accessories. While management believes that the Company's quarterly net sales will continue to be impacted by seasonality, quarterly results may become less susceptible to certain regional weather conditions as expansion occurs throughout the southern
United States.

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

Cautionary Statement for purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

Other than statements of historical fact, all statements contained in this Report on Form 10-Q, including statements in ''Item 1. Business'', and ''Management's Discussion and Analysis of Financial Condition and
Results of Operations'', are forward-looking statements as that term is defined in Section 21E of the Exchange Act that involve a number of uncertainties.  The actual results of the future events described in the forward-looking statements in this Report on Form 10-Q could differ
materially from those stated in such forward-looking statements.   Among
the factors that could cause actual results to differ  materially are:
general economic conditions, competition and government regulations, as well as the risks and uncertainties discussed in the Companies annual
Report on Form 10-K filed for the Company's 1997 fiscal year, including without limitation, the matters discussed in ''Risk Factors'' and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements.  All forward-looking statements in this Report on Form 10-Q are expressly qualified in their entirety by the cautionary statements in this paragraph.


PART II. OTHER INFORMATION
Item 2.
(c) Securities Issued by Registrant
	None

Item 6.   Exhibits and reports on Form 8 - K
(a) Exhibits
	None

(b) Reports on Form 8 - K
	  No reports on Form 8 - K have been filed during the quarter for which
	  this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: May  15, 1998                       Travis Boats & Motors, Inc.



			       By:______________________________

				       Michael B. Perrine
			   Chief Financial Officer, Treasurer and Secretary
			   (Principal Accounting and Financial Officer)



[ARTICLE]                       5
[MULTIPLIER]                    1,000


<PERIOD TYPE>			6-MOS			12-MOS
<FISCAL YEAR-END>               SEP-30-98               SEP-30-97
[PERIOD-START]			OCT-01-97		OCT-01-96
[PERIOD-END]                    MAR-31-98               SEP-30-97
[CASH]				8,995			5,816
[SECURITIES]                    0                       0
[RECEIVABLES]			9,135			3,915
<ALLOWOWANCES>			0			0
[INVENTORY]                     57,538                  34,450
[CURRENT-ASSETS]                76,906                  44,725
[PP&E]				12,624			11,519
[DEPRECIATION]			3,177			2,750
[TOTAL-ASSETS]			92,367			59,121
[TOTAL-LIABILITIES]             67,334                  35,064
[BONDS]				4,664			5,145
[PREFERRED-MANDATORY]		0			0
[COMMON]                        43                      42
[OTHER-SE]                      24,990                  24,015
[TOTAL-LIABILITY-AND-EQUITY]    92,367                  59,121
[SALES]				43,569			91,309
[TOTAL-REVENUES]                43,569                  91,309
[CGS]                           <31,854>                <67,354>
[TOTAL-COSTS]			<31,854>		<67,354>
[OTHER-EXPENSES]                <8,988>                 <16,475>
[LOSS-PROVISION]                0                       0
[INTEREST-EXPENSE]              <1,039>                 <1,354>
[INCOME-PRETAX]			1,036			6,114
[INCOME-TAX]			<394>			<2,133>
[INCOME-CONTINUING]		642			3,982
[DISCONTINUED]			0			0
[EXTRAORDINARY]			0			0
[CHANGES]                       0                       0
[NET-INCOME]			642			3,982
[EPS-PRIMARY]			.15			.94
[EPS-DILUTED]			.15			.93

