Form 10-Q
period 1998-06-30
TRAVIS BOATS & MOTORS INC
filed 1998-08-13
CIK 1012734

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 Form 10-Q

           [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1998

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

Common Stock $.01 par value - 4,255,356 shares as of August 10,
1998.

   Item 1. Financial Statements

   Travis Boats & Motors, Inc. and Subsidiaries
   Condensed Consolidated Balance Sheets
    ( in thousands, except share data )


                                                            June 30,    September 30,
                                                              1998         1997
                                                           (unaudited)

   ASSETS:
      Current assets:
         Cash and cash equivalents                            $8,484       $5,816
         Accounts receivable                                  12,240        3,915
         Inventories                                          45,505       34,450
         Prepaid expenses and other                            1,358          544

            Total current assets                              67,587       44,725

      Property and equipment:
         Land                                                  3,326        1,991
         Buildings and improvements                            7,711        6,366
         Furniture, fixtures and equipment                     3,847        3,162

                                                              14,884       11,519
         Less accumulated depreciation                        (3,312)      (2,750)


                                                              11,572        8,769
      Intangibles and other assets :
         Goodwill and noncompete agreements, net                5,986       5,376
         Other assets                                             370         251

            Total assets                                     $85,515      $59,121


   LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
         Accounts payable                                     $2,623       $2,238
         Accrued liabilities                                   4,742        4,631
         Federal and state income taxes payable                  436        1,081
         Unearned revenue                                      1,865          522
         Current portion of notes payable and other           43,027       21,447
                             short-term obligations
            Total current liabilities                         52,693       29,919

      Notes payable, less current portion                      4,492        5,145

      Stockholders' equity
         Common Stock, $.01 par value, 50,000,000 authorized,
               4,224,867 and 4,255,356 issued and outstanding
               at September 30, 1997 and June 30, 1998,
               respectively                                       43           42
         Paid-in capital                                      13,367       13,004
         Retained earnings                                    14,920       11,011

            Total stockholders' equity                        28,330       24,057

            Total liabilities and stockholders' equity       $85,515      $59,121

            See notes to unaudited condensed consolidated financial statements

Travis Boats & Motors, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except share data and stores open)

                                                 Three months ended        Nine months ended
                                                     June 30,                  June 30,

                                                  1998        1997          1998        1997

Net sales......................................  $55,699     $37,348       $99,268     $67,072
Cost of goods sold.............................   41,514      27,817        73,368      49,796

Gross profit...................................   14,185       9,531        25,900      17,276

Selling, general and administrative............    7,941       5,426        16,929      11,204
Depreciation and amortization..................      348         232         1,027         653
                                                   8,289       5,658        17,956      11,857

Operating income...............................    5,896       3,873         7,944       5,419
Interest expense...............................     (649)       (412)       (1,688)     (1,041)
Other income/(expense).........................       21          (1)           48          (9)

Income before income taxes.....................    5,268       3,460         6,304       4,369
Provision for income taxes.....................    2,001       1,288         2,395       1,621

Net Income.....................................   $3,267      $2,172        $3,909      $2,748

Basic Earnings Per Share.......................    $0.77       $0.53         $0.92       $0.66
Diluted Earnings Per Share.....................    $0.74       $0.51         $0.88       $0.65

Weighted average common shares outstanding..... 4,254,788   4,136,506     4,245,962   4,136,506
Weighted average dilutive common shares
        outstanding ........................... 4,439,224   4,239,234     4,418,976   4,238,664

Stores open at end of period...................        23          16            23          16


        See notes to unaudited condensed consolidated financial statements

     Travis Boats & Motors, Inc.and Subsidiaries
     Unaudited Condensed Consolidated Statements of Cash Flow
     (in thousands)


                                                                        Nine months ended
                                                                        June 30,

                                                                 1998         1997

     Operating activities:
     Net Income                                                  $3,909       $2,748
     Adjustments to reconcile net income to net cash used in
       operating activities:
        Depreciation and amortization.........................    1,027          653
        Changes in operating assets and liabilities
           (Increase) in accounts receivable..................   (8,325)      (4,754)
           (Increase) in prepaid expenses.....................     (814)         (36)
           (Increase) in inventories..........................   (8,920)      (5,056)
           (Increase) in other assets.........................     (119)        (180)
           Increase in accounts payable.......................      356        1,098
           Increase in accrued liabilities....................    1,541        1,332
           Increase/(Decrease) in income taxes payable........     (645)         424
           Increase/(Decrease) in unearned revenue............    1,343         (289)

        Net Cash used in by operating activities..............  (10,647)      (4,060)

        Investing Activities:
        Purchase of businesses................................   (4,583)      (2,519)
        Purchase of property and equipment....................   (3,209)      (1,344)

        Net cash used in investing activities                    (7,792)      (3,863)

        Financing activities:
        Net increase in notes payable and other short term
             obligations......................................   20,743       10,078
        Sale of common stock                                        364            0

        Net cash provided by financing activities.............   21,107       10,078
        Increase/(Decrease) in cash and cash equivalents......    2,668        2,155
        Cash and cash equivalents, beginning of period........    5,816        1,533

        Cash and cash equivalents, end of period..............   $8,484       $3,688


              See notes to unaudited condensed consolidated financial statements



               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE  30, 1998


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Travis Boats &
Motors, Inc. and subsidiaries (collectively, the Company) without audit. In the opinion of management, such financial statements include all adjustments (consisting of only recurring accruals) necessary to present fairly the financial position at June 30, 1998; and the interim results of operations and cash flows for the three month and nine month periods ended June 30, 1998 and 1997.
The condensed consolidated balance sheet at September 30, 1997, presented herein, has been prepared from the audited consolidated financial statements of the Company for the fiscal year then ended.

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

The results of operations for the three month and nine month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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


The following table sets forth the computation of basic and diluted earnings per share:

                                   Three Months Ended       Nine Months Ended
                                        June 30                   June 30
                                    1998        1997         1998        1997

Numerator:
        Net income               $3,267,000  $2,172,000   $3,909,000  $2,748,000
Denominator:
	Denominator for basic
	Earnings per share -
        Weighted avg. shares      4,254,788   4,136,506    4,245,962   4,136,506

Effect of dilutive securities:
        Employee stock options      184,436     102,728      173,014     102,158

                                   _____________________________________________

Dilutive potential common shares    -------    --------      -------      ------

Denominator for diluted earnings
	Per share - adjusted
        Weighted average shares   4,439,224   4,239,234    4,418,976   4,238,664
	And assumed conversions
                                   _____________________________________________

Basic earnings per share               $.77        $.53         $.92        $.66

                                   _____________________________________________

Diluted earnings per share             $.74        $.51         $.88        $.65

                                   _____________________________________________


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

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of Moore's have been included in the consolidated financial statements from the date of acquisition. The purchase price ($777,303) has been allocated to the tangible net assets acquired ($376,303) based on their respective fair values at the date of acquisition. The resulting excess purchase price ($401,000) was allocated to noncompete agreements and goodwill.


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

Results of Operations
---------------------

Quarter Ended, June 30, 1998 Compared to the Quarter Ended, June
30, 1997 and Nine Months Ended, June 30, 1998 Compared to the Nine
Months Ended June 30, 1997

Net sales.   Net sales increased by 49.1% to $55.7 million in
the third quarter of fiscal 1998 from $37.3 million in the third quarter of fiscal 1997. For the nine months ended, June 30, 1998, net sales increased by 48.0% to $99.3 million from $67.1 million during the same period of the prior year.  Of the increases in net sales, approximately $3.0 million and $3.9 million were
attributable to a 11.3% and 9.1% growth in comparable store sales for the quarter (11 stores in base) and nine months (10 stores in base) ended June 30 1998, respectively.

General growth in overall sales volume was primarily the result of the increased number of stores in operation during the periods (23 vs. 16), the participation in additional season opening boat and recreation shows, and a favorable mix of Travis Edition boat sales that has resulted in a higher average sales price (approximately
$15,000 versus $13,500 in fiscal 1997). A primary component in the favorable mix of Travis Edition boat packages sold has been the increase in sales of the Company's "Blue-water" (off-shore) fishing boats and other Travis Edition boating packages introduced during fiscal 1997. The "Blue-water" fishing boats, which are typically 25-35 feet in length and designed for off-shore use, are generally sold in the Company's store locations serving coastal markets such as those store locations acquired in Louisiana (1), Mississippi (1) and Florida (2) during fiscal 1997. As the
Company continues to operate in Florida and enters other coastal type markets along the Gulf of Mexico or the Atlantic coast, management believes that the distribution of off-shore fishing boats and cabin cruisers will increase as a percentage of net sales.


During the quarter and the nine months ended June 30, 1998, the Company also experienced an increase in net sales related to parts/accessories, service labor and used boats. The Company has continued to focus on renovating its store base to bring additional store locations to its superstore standards. Inclusive of the store locations recently renovated, the Company has 16 of its 23 locations operating in facilities meeting its superstore standards. These superstore locations provide larger and more accessible areas to merchandise and showcase the Company's parts/accessory product selection and conduct repair work on boats. Used boat sales have also benefited from the opening of a new used boat superstore location in Heber Springs, Arkansas during the March 1998 quarter. The Company's other used boat superstore, which opened in early fiscal 1997, is located on the premises of its Beaumont, Texas store location.

Included within net sales is revenue that the Company earns related to F&I Products. The Company, through relationships with various national and local lenders, is able to place financing for its customers' boating purchases. These lenders allow the Company to ''sell'' the loan at a rate higher than a minimum rate established by each such lender and the Company earns fees based on the percentage increase in the loan rate over the lender's minimum rate. The Company sells these loans without recourse except that in certain instances the Company must return the fees earned if the customer repays the loan or defaults in the first
120-180 days. The Company also sells, as a broker, certain types of insurance (property/casualty, credit life, disability) and extended service contracts. The Company may also sell these products at amounts over a minimum established cost and earn income based upon the profit over the minimum established cost.
Net sales attributable to F&I Products contributed $2.9 million, or 5.3%, of net sales in the third quarter of fiscal 1998, as compared to $1.6 million or 4.3%, of net sales for the third quarter of the prior fiscal year. For the nine months ended, June
30, 1998, net sales attributable to F&I Products contributed $5.4 million, or 5.5% of net sales, compared to $3.0 million or 4.5% of net sales, for the same period of the prior year. This improvement was primarily due to higher net spreads achieved in the placement of customer financing, as well as overall increases in the percentage of customers buying these products (which is referred to as ''sell-through''). This increase was enhanced by the Company's continued emphasis on training of F&I employees and achievement of established goals.

Comparable store sales increased by 11.3% for the quarter (11 stores in base) and 9.1% for the nine months (10 stores in base) ended June 30 1998, respectively. In the prior year, comparable store sales increased by 7.3% for the quarter (10 stores in base) and 3.5% for the nine months (6 stores in base) ended June 30
1997, respectively. The Company's planned acquisition strategy and subsequent renovation of stores to superstore standards is expected to continue to negatively impact the number of stores eligible for comparable store base calculations in relationship to the total number of store locations operated. As such, comparable store performance is expected to remain unstable until higher percentages of the Company's stores are eligible for comparable store calculations.


Gross profit.   Gross profit increased by 48.8% to $14.2
million in the third quarter of fiscal 1998 from $9.5 million in the same quarter of fiscal 1997, while gross profit as a percent of sales remained constant at 25.5% during the same periods.  For the nine months ended, June 30, 1998, gross profit increased 49.9%
to $25.9 million from $17.3 million in the same period of the prior year, while the gross profit as a percent of sales increased to 26.1% from 25.8%.  The increase in gross profit as a percent of sales was primarily related to enhanced revenues attributable to traditionally higher gross profit sales categories such as:  F&I income, over the counter sales of parts & accessories and service labor, as well as an overall favorable mix of boats sold.

The Company generally seeks to further leverage the margin through sales of parts/accessories, service labor and F&I Products, all of which generally produce gross profit margins in excess of 25%.
During the quarter and the nine months ended June 30, 1998, the Company's gross profit margin was positively impacted by the increased revenues derived from the parts/accessory, service labor and used boat sales as discussed above in Net Sales.


Net sales attributable to F&I Products, which have a significant impact on the gross profit margin, contributed $2.9 million, or 20.8%, of total gross profit in the third quarter of fiscal 1998, as compared to $1.6 million or 17.0%, of total gross profit for the third quarter of the prior fiscal year. For the nine months ended, June 30, 1998, net sales attributable to F&I Products accounted for $5.4 million, or 20.9% of the total gross profit, compared to $3.0 million or 17.6%, for the same period of the prior year. Net sales attributable to F&I Products are reported on a net basis, therefore, all of such sales contribute directly to the Company's gross profit. The costs associated with the sale of F&I Products are included in selling, general and administrative expenses.

Selling, general and administrative expenses.   Selling,
general and administrative expenses increased by 46.4% to $7.9 million in third quarter of fiscal 1998 from $5.4 million for the third quarter of fiscal 1997. Selling, general and administrative expenses as a percent of net sales decreased to 14.3% in the third quarter of fiscal 1998 from 14.5% for the third quarter of fiscal
1997.

Selling, general and administrative expenses in actual dollars increased by 51.1% to $16.9 million for the nine months ended June
30, 1998, versus $11.2 million in the same period of the prior fiscal year. In terms of both actual dollars and as a percentage of net sales, the increase in selling, general and administrative expenses was primarily attributable to increased expenses associated with the operation of a larger store network, through growth in the corporate-office staffing infrastructure and increased advertising costs associated with introducing Travis
Boats and its Travis Edition products into new geographically diverse regions. Rental expense also increased as a percent of net sales as the Company expanded and relocated its Corporate headquarters which had previously been located in the Austin, Texas superstore facility. Opening and other start-up costs associated with the relocation and renovation of store locations also contributed to the increase in selling, general and administrative expenses.


Depreciation and amortization expenses.   Depreciation and
amortization expenses increased by 50.0% to $348,000 in third quarter of fiscal 1998 from $232,000 for the third quarter of fiscal 1997. Depreciation and amortization expenses as a percent of net sales remained constant at  .62% in the third quarters of fiscal 1998 and fiscal 1997. Depreciation and amortization
expenses in actual dollars increased by 57.3% to $1.0 million for the nine months ended June 30, 1998, versus $653,000 in the same period of the prior fiscal year.

Depreciation and amortization expenses, in actual dollars, increased in the quarter and for the nine months ended, June 30, 1998, primarily as a result of the acquisitions which occurred in fiscal 1997 and thus far in fiscal 1998, and through the capitalization of costs such as leasehold or building improvements associated with the conversion of certain existing stores to superstore standards.

Interest expense.   Interest expense, in actual dollars,
increased to $649,000 in third quarter of fiscal 1998 from
$412,000 in the third quarter of fiscal 1997, while interest expense as a percent of net sales increased to 1.2% of net sales from 1.1% of net sales in the third quarters of  fiscal 1998 and fiscal 1997, respectively.  For the nine months ended June 30,
1998, interest expense increased to $1.7 million from $1.0 million in the same period of the prior  year and interest expense as a percent of net sales increased to 1.7% from 1.6%.  The increase was primarily the result of the additional debt incurred in the acquisitions occurring during fiscal fiscal 1998 and 1997 as well as higher balances on the Company's floor plan and revolving bank lines necessary to support inventory requirements for the larger store network.

Net Income.   The Company experienced a net income of $3.3
million  for the third quarter of fiscal 1998.  This represents an increase of 50.4% from the net income of $2.2 million in the third quarter of fiscal 1997. Net income as a percent of sales increased to 5.9% net sales from 5.8% of net sales for the third quarters of fiscal 1998 and 1997, respectively.  For the nine months ended,
June 30, 1998, net income increased by 42.2% to $3.9 million from
$2.7 million in the same period of the prior year.

The improved net income has primarily been the result of the Company generating higher net sales levels while attaining higher gross profit margins.


Liquidity and Capital Resources
-------------------------------

The Company's short-term cash needs are primarily for working capital to support operations, including inventory requirements, off-season liquidity and store expansion. These short-term cash needs have historically been financed with cash from operations and borrowings under the Company's credit facilities. At June 30, 1998, the Company had working capital of $14.9 million, including
$12.2 million in accounts receivable (primarily contracts in transit from sales) and $45.5 million in inventories, offset by approximately $7.8 million of accounts payable and accrued liabilities, and $40.8 million in other short-term liabilities including revolving/floorplan credit lines outstanding ($38.8 million), unearned income $1.9 million and customer deposits of $2.2 million. As of June 30, 1998, the aggregate maximum borrowing limits under floor plan and revolving lines of credit were approximately $100 million, of which the Company was eligible to borrow approximately $66 million pursuant to the Company's borrowing formula.

Operating activities utilized cash flows of $10.6 million for the first nine months of fiscal 1998 due primarily to the net increases of $8.9 million in inventories to support increased sales and $8.3 million in accounts receivable. In addition to inventory from the locations acquired since September 30, 1997, it is during the first and second quarter that the Company builds inventory levels to support the selling season which begins with the January and February boat shows. Inventory growth traditionally slows during the third quarter and generally falls to an annual low point during the fourth quarter. The increased accounts receivable levels reported at June 30, 1998 were primarily the result of contracts in transit, due from financial institutions that handle the financing on customer purchases, generated from the retail sale of a boat.

The Company used net cash in investing activities of approximately
$7.8 million in the first nine months of fiscal 1998. During the first nine months of fiscal 1998, the Company acquired substantially all of the assets of Southeastern Marine Group, Inc.
(net cash used of $1.6 million), Worthen Marine Sales and Service,
Inc. (net cash used of $0.3 million), HnR marine, Inc. (net cash used of $0.4 million), Moore's Marine, Inc. (net cash used of $0.8 million and funded $1.4 million due on the September 30, 1997 acquisitions of Adventure Marine and Outdoor, Inc., Adventure
Marine South, Inc. and Adventure Boat Brokerage, Inc. The Company also continued to renovate stores to superstore standards and updated certain facilities with its standard superstore trade dress awnings and neon. The acquisitions and other capital expenditures have been substantially financed with advances made under the Company's revolving credit lines and from working capital.

Financing activities for the nine months ended June 30, 1998 provided $21.1 million of cash inflows primarily from the net proceeds of advances under the Company's revolving and floor plan lines of credit. These advances were used to fund the increase in inventories, as well as certain acquisition related and other capital expenditures. Effective October 31, 1997, the Company increased its revolving line of credit agented by NationsBank of Texas, N.A. from $15.0 million to $55.0 million. This line provides for borrowing pursuant to a borrowing formula based upon certain of the Company's inventory and account receivables.
Collateral consists of a security interest in specific inventories
(and proceeds thereof), accounts receivable and contracts in transit. This line is renewable on October 31, 1999. Pricing is at the prime rate minus 1.00%, with a fee of .125% on the unfunded portion to be assessed quarterly. A comprehensive loan agreement governs the line of credit. The loan agreement contains financial covenants regulating debt service coverages, tangible net worth, operating leverage and restrictions on dividends or distributions.
As of June 30, 1998, $21.5 million was drawn on the revolving line and management believes the Company to be in compliance with the terms and conditions of this loan agreement.


The Company also maintains floor plan lines of credit with various finance companies providing approximately $45.0 million in credit limits. These floor plan lines generally have no stated maturity and utilize subsidies from manufacturers to provide for certain interest free periods each calendar year (usually August through May). Certain of these floor plan lines of credit with finance companies are governed by loan agreements containing various financial covenants concerning, among others, ratios governing tangible net worth and leverage. As of June 30, 1998, approximately $17.3 million was outstanding under these floor plan lines and management believes the Company was in compliance with the terms and conditions of these loan agreements.

Merchandise inventories were $45.5 million and $34.5 million as of June 30, 1998 and September 30, 1997, respectively. Costs in excess of net assets acquired increased by approximately $610,000 to $6.0 million in the first nine months of fiscal 1998 due to the acquisitions of the additional four store locations thus far in fiscal 1998.

The Company's revolving credit facility, floor plan lines of credit and internally generated working capital are expected by the Company's management to be sufficient to meet the Company's cash requirements at least through fiscal 1999.

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

The Company purchased approximately 100% of its outboard motors for use on its Travis Edition boating packages in fiscal years
1996, 1997 and thus far in fiscal 1998 from Outboard Marine
Corporation ("OMC"), the manufacturer of Johnson outboard motors.
The Company has a multi-year agreement (the "Agreement") with OMC.
This Agreement, which is currently entering the second model year of a five year renewal term, sets forth established discount levels over the entire term of the Agreement.  The Agreement provides that Travis may purchase outboard motors including
outboard motors containing OMC's FICHT or other high performance technology.  OMC recently has notified Travis along with other authorized OMC retail dealers that it intends to refocus its outboard engine development to only place FICHT and other high performance technology in another OMC outboard motor line,
Evinrude.   In conjunction with this, OMC has reported it will
reposition its current Johnson outboard motor line as a line of products aimed at a value-oriented buyer.  As such,  Johnson outboard motors will retain carburetor fuel intakes while OMC's Evinrude line of outboard motors will carry the newly developed FICHT technology.
OMC has offered Travis the opportunity to purchase from both its
Johnson and Evinrude lines of outboard motors.

Travis is currently evaluating the number, if any, of OMC's
Evinrude line of FICHT outboard motors Travis intends to purchase in the upcoming 1999 model year or if the newly repositioned
Johnson line of outboard motors better fits with the value that Travis seeks to provide in its Travis Edition models.

Travis and OMC are further evaluating the impact, if any, the repositioning by OMC of FICHT technology exclusively into its Evinrude line of outboard motors will have upon the Agreement between the parties. OMC has notified Travis that if Travis wishes to purchase Evinrude outboard motors that the aforementioned Agreement with Travis must be amended. However, it is belief of Travis management that the existing Agreement is adequate and does not need to be amended. Accordingly, the parties are in discussion regarding the type of outboard motors covered by the existing Agreement and the type of amendment, if any, necessary.


As of the date of this report Travis Boats has not had any
material difficulties in obtaining necessary product from OMC and further believes that existing stock in addition to planned
upcoming deliveries of outboard motors will be sufficient to meet demand throughout the current fiscal year. It is not known what impact, if any, OMC's repositioning of outboard motors will have upon
Travis or the Agreement.  Travis management does not believe at this time that OMC's repositioning efforts will result in the termination of its longstanding relationship with the company. However, if the
Company's contract with OMC were canceled or modified, it could have a material adverse effect on the Company's business,
financial condition and results of operations.   Although the
Company believes that adequate alternate sources would ultimately be available that could replace OMC, there can be no assurance that such alternate manufacturers will be available at the time of any future interruption, or that alternative products will be available at comparable quality and prices.

Cautionary Statement for purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

Other than statements of historical fact, all statements contained in this Report on Form 10-Q, including statements in ''Item 1.
Business'', and ''Management's Discussion and Analysis of
Financial Condition and Results of Operations'', are forward-
looking statements as that term is defined in Section 21E of the
Exchange Act that involve a number of uncertainties.  The actual results of the future events described in the forward-looking statements in this Report on Form 10-Q could differ materially
from those stated in such forward-looking statements.   Among the
factors that could cause actual results to differ  materially are:
general economic conditions, competition and government
regulations, as well as the risks and uncertainties discussed in the Companies annual Report on Form 10-K filed for the Company's
1997 fiscal year, including without limitation, the matters
discussed in ''Risk Factors'' and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements.  All forward-looking statements in this Report on Form 10-Q are expressly qualified in their entirety by the cautionary statements in this paragraph.


PART II. OTHER INFORMATION
Item 2.
(c) Securities Issued by Registrant
	None

Item 6.   Exhibits and reports on Form 8 - K
(a) Exhibits
        10.40 Agreement dated October 3, 1997 with Outboard Marine
              Corporation.

(b) Reports on Form 8 - K
	  No reports on Form 8 - K have been filed during the quarter for which
	  this report is filed.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: August  13, 1998     Travis Boats & Motors, Inc.



			       By:______________________________

				       Michael B. Perrine
			   Chief Financial Officer, Treasurer and Secretary
			   (Principal Accounting and Financial Officer)


[ARTICLE]                       5
[MULTIPLIER]                    1,000


<PERIOD TYPE>			9-MOS			12-MOS
<FISCAL YEAR-END>               SEP-30-98               SEP-30-97
[PERIOD-START]			OCT-01-97		OCT-01-96
[PERIOD-END]                    JUN-30-98               SEP-30-97
[CASH]				8,484			5,816
[SECURITIES]                    0                       0
[RECEIVABLES]			12,240			3,915
<ALLOWOWANCES>			0			0
[INVENTORY]                     45,505                  34,450
[CURRENT-ASSETS]                67,587                  44,725
[PP&E]				14,884			11,519
[DEPRECIATION]			3,312			2,750
[TOTAL-ASSETS]			85,515			59,121
[TOTAL-LIABILITIES]             57,185                  35,064
[BONDS]				4,492			5,145
[PREFERRED-MANDATORY]		0			0
[COMMON]                        43                      42
[OTHER-SE]                      28,287                  24,015
[TOTAL-LIABILITY-AND-EQUITY]    85,515                  59,121

[SALES]				99,268			91,309
[TOTAL-REVENUES]                99,268                  91,309
[CGS]                           <25,900>                <67,354>
[TOTAL-COSTS]			<25,900>		<67,354>
[OTHER-EXPENSES]                <16,929>                <16,475>
[LOSS-PROVISION]                0                       0
[INTEREST-EXPENSE]              <1,688>                 <1,354>
[INCOME-PRETAX]			6,304			6,114
[INCOME-TAX]			<2,395>			<2,133>
[INCOME-CONTINUING]		3,909			3,982
[DISCONTINUED]			0			0
[EXTRAORDINARY]			0			0
[CHANGES]                       0                       0
[NET-INCOME]			3,909			3,982
[EPS-PRIMARY]			.92			.94
[EPS-DILUTED]			.88			.93



EXHIBIT 10.40

                              AGREEMENT

THIS AGREEMENT is made this 3rd day of October , 1997 by and between TRAVIS BOATS & MOTORS, INC. and SUBSIDIARY
COMPANIES (collectively referred to as "TRAVIS") and OUTBOARD MARINE CORPORATION ("OMC").

WHEREAS, TRAVIS desires to purchase Johnson outboard motors, Johnson electric Motors and OMC Parts & Accessories
("PRODUCTS") from OMC under a multi-year agreement; and

WHEREAS, OMC desires to be the sole supplier to TRAVIS of outboard motors;

NOW THEREFORE, in consideration of the promises contained in this Addendum, the parties agree as follows:

1. TRAVIS agrees to purchase and OMC agrees to sell PRODUCTS to TRAVIS according to the terms and conditions of this Agreement and the various Dealer Agreements in effect during the term of this Agreement.

2.  TRAVIS intends to purchase a minimum of   *  outboard
motors per year or a total of   *  outboard motors
over the term of the Agreement.

3. During the term of this Agreement TRAVIS intends for OMC to be its sole supplier of outboard motors, provided OMC maintains a competitive position. It is OMC's intent to maintain competitiveness within the market for outboard motors with regard to its outboard motor pricing and programs versus that of competitor's outboard motors with substantially similar quality, features, technology, horsepower and terms of purchase (including, but not limited to warranty terms, financing terms and shipping terms).

4. OMC agrees to use its best efforts to avoid "back orders" on outboard motors desired to be purchased by TRAVIS.
OMC will do its best to fill Travis' orders on a timely basis. OMC recognizes that its in its best interest to do so.

5. TRAVIS shall purchase all outboard motors, including outboards containing FICHT technology, at Bracket I or the lowest price available for OMC dealers to purchase outboard motors before program discounts or rebates per the existing annual dealer programs. In addition, Travis shall receive additional rebates on outboard motors purchased during the term of this Agreement as follows:

Program Discounts	*
Volume discount	*
*Indicates Confidential Treatment Requested.  The redacted
material has been separately filed with the commission.


	"Program Discounts" shall include those programs available to all dealers including Annual volume planning incentive, high horsepower growth incentive and Ca$hport or similar programs available to dealers during the term of this Agreement. Program Discounts provided herein shall be consistent with the published programs available to dealers. The parties intend that Travis maintain its relative market position with OMC program and volume discounts. Accordingly, Program and Volume Discounts may increase for TRAVIS in the event OMC increases such discounts. However, in no case shall Travis receive less then * for the Program Discounts or * for Volume
Discounts for TRAVIS during the term of this Agreement.

      Outboard Motors and electric Motors purchased by TRAVIS shall be shipped free of freight in the situation that TRAVIS fulfills OMC's minimum published order requirements for such free freight shipments. OMC will agree that during the term of this Agreement , the free freight programs available to TRAVIS will, at a minimum, be comparable to the free freight programs offered by OMC to OMC dealers during the 1998 model year.

      OMC will agree that the interest-free financing programs on OMC outboard motors and elective motors available to TRAVIS during the term of this Agreement will, at a minimum, have similar "interest-free" periods to the interest-free program(s) made available to OMC dealers during the 1998 model year.

      TRAVIS shall comply with program guidelines in order to receive Program Discounts. Program Discounts and
Volume Discounts shall be paid in the form of monthly rebates.

6.  TRAVIS assembles its own packages, commonly referred to
as Travis Editions.  To keep Travis Edition packages
competitive in the market place, OMC will pay TRAVIS an
additional  *  off of the Bracket I price or the lowest
dealer price for remote electric or tiller package
engines.  TRAVIS has represented that it will not
purchase any blank boats that would otherwise qualify for
OMC pre-rig fees.  TRAVIS agrees to provide OMC with a
letter from each boat manufacturer stating that such boat
manufacturer waives any pre-rigging fee which may be owed
by OMC with respect to boats sold to TRAVIS.  If the
letter required is not furnished to OMC, TRAVIS agrees to
reimburse OMC up to the amount paid TRAVIS for any pre-
rigging payments OMC is required to make for boats
shipped to TRAVIS from boat builders.  Payment pursuant
to this provision will be made by OMC on a quarterly
basis.  Accordingly, only (a) those outboard motors
rigged on * boats and (b) those tiller handle outboard
motors that are not mounted on a boat, do not qualify for
this additional   *  rebate.


*Indicates Confidential Treatment Requested. The redacted material has been separately filed with the commission.


7. TRAVIS shall be eligible to participate in the co-op advertising programs available to dealers during the term of this Agreement. OMC agrees that the total co-op accrual available to TRAVIS shall not be less than * of the invoice price of the all outboard motors purchased by TRAVIS.

8. TRAVIS agrees to increase its Parts & Accessories ("P&A") business by * per year starting with a goal of * in P&A purchases in model year 1998. TRAVIS will be allowed to participate in all P&A programs and will receive a * volume rebate per year during the term of this Agreement provided the annual P&A purchase goals are met.

9. OMC will accept in each model year of this Agreement, with no re-stocking fee, return of up to * of the total
P&A purchased by TRAVIS.

10. OMC agrees to sell to TRAVIS rigging items at the OEM purchase price for the pre-rigging of Travis Edition boats. These rigging items are not eligible for the *
P&A volume rebate. These rigging items will, however, count toward TRAVIS' annual P&A purchase goals.

11. OMC agrees to sell TRAVIS Johnson Electric Trolling
Motors at  *  off dealer list price for Electric Trolling
Motors.

12. This Agreement will apply to all TRAVIS locations that are now, or hereafter become, authorized Johnson dealerships. OMC reserves the right to appoint any new locations as authorized Johnson dealerships.

13. It is anticipated that TRAVIS will acquire dealerships which sell competitive products. OMC will assist TRAVIS with disposal of non-OMC products TRAVIS acquires through dealership acquisitions. In no case, however, shall OMC be obligated to the purchase of such products.

14. OMC reserves the right to modify, change or alter its dealer programs to dealers during the term of this Agreement.

15. The discounts and benefits described in this Agreement are in lieu of any other and all discounts and benefits which OMC may offer to its dealers. TRAVIS is not entitled to receive any discounts, rebates or benefits not specified in this Agreement.

16. TRAVIS agrees to OMC's normal dealer terms on PRODUCT purchases of net 10 days or such other terms that may be in effect during the course of this Agreement.

*Indicates Confidential Treatment Requested. The redacted material has been separately filed with the commission.


17. TRAVIS shall be subject to such price increases as OMC may generally implement for PRODUCTS. OMC shall use its best efforts to maintain competitive pricing on its PRODUCTS. As practicable as possible, OMC shall provide
TRAVIS with the opportunity to place orders prior to the effective date of any such price increases.

18. The term of this Agreement shall be for five (5) years from Model Year 1998 beginning July 1, 1997 and expiring at the end of the Model Year 2002 or June 30, 2002 unless otherwise provided for in this Agreement.

19. This Agreement shall be considered an addendum to the 1998, 1999, 2000, 2001 and 2002 Dealer Agreements which shall be executed by TRAVIS and OMC. If any of the provisions of these Dealer Agreements conflict with this Agreement, provisions of this Agreement shall apply.

20. TRAVIS agrees to abide by the terms and conditions of the Dealer Agreements in effect during the term of this Addendum including, but not limited to any provision which prohibits the sale of Products to OMC and non-OMC dealers without the consent of the Vice President of Sales in Waukegan.

21. In the event of the termination of any Dealer
Agreement in effect during the term of this Agreement, than this Agreement shall automatically termination with respect to such Dealer Agreement.

22. The parties agree that this Agreement supersedes and terminates all other agreements between the parties relating to the purchase of PRODUCTS that have not been made a part of this Agreement.

23. Should any provision of this Agreement be rendered by any court of competent jurisdiction illegal or invalid, the remaining provisions shall be considered the Agreement and will not affect its validity. This
Agreement shall be inure to the benefit of the successors of TRAVIS and OMC or any divisions or units of OMC that manufacture or market marine products covered by the terms of this Agreement.


24. This Agreement shall be governed by the laws of the State of Illinois.

TRAVIS BOATS & MOTORS, INC.	OUTBOARD MARINE CORPORATION

By: /s/ Mark Walton				By: /s/ Peter L. Schelle
Its:  President					Its: Vice President
Date: 10-7-97					Date: October 3, 1997


*Indicates Confidential Treatment Requested. The redacted material has been separately filed with the commission.


