Form 10-K
period 1998-09-30
TRAVIS BOATS & MOTORS INC
filed 1998-12-29
CIK 1012734

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-K

                 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                   For the Fiscal Year Ended September 30, 1998

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitve proxy or information statements incorporated by reference in Part III of this Report on Form 10-K or any amendment to this Report on Form 10-K. _____

	The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of
December 24, 1998, (based upon the last reported price of $19.75 per share) was approximately $56,779,631 on such date.

	The number of shares of the issuer's Common Stock, par value $.01 per share, outstanding as of December 24, 1998 was 4,287,063 of which 2,874,914 shares were held by non-affiliates.

	Documents Incorporated by reference: Portions of Registrant's Proxy Statement relating to the 1999 Annual Meeting of Stockholders to be held in March 1999, have been incorporated by reference herein (Part III).

                   TRAVIS BOATS & MOTORS, INC. AND SUBSIDIARIES

                              REPORT ON FORM 10-K

                              TABLE OF CONTENTS






RISK FACTORS.....

                     PART I
Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

  PART II

Item 5.   Market for Registrant's Common Stock and Related Shareholder Matters
Item 6.   Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7.A  Quantative and Qualitative Disclosures About Market Risk
Item 8.   Financial Statements
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  PART III

Item 10.  Directors and Executive Officers
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and Management
Item 13.  Certain Relationships and Related Transactions

  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
           Index to Consolidated Financial Statements

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

	Impact of Seasonality and Weather on Operations.   The Company's
business, as well as the entire recreational boating industry, is highly seasonal. Strong sales typically begin in January with the onset of the public boat and recreation shows, and continue through July. Over the previous five-year period, the average net sales for the quarterly periods ended March 31 and June 30 represented approximately 27% and 41%, respectively, of the Company's average annual net sales. If, for any reason, the Company's sales were to be substantially below those normally expected during these periods, the Company's business, financial condition and results of operations would be materially and adversely affected. The Company generally realizes significantly lower sales in the quarterly period ending December 31, resulting in operating losses during that quarter.

	The Company's business is also significantly affected by weather patterns which may adversely impact the Company's operating results. For example, drought conditions or merely reduced rainfall levels, as well as excessive rain, may force area lakes to close or render boating dangerous or inconvenient, thereby curtailing customer demand for the Company's products. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in certain locations. While, management believes that the Company's geographic expansion has reduced, and is expected to continue to reduce, the overall impact on the Company of adverse weather conditions in any one market area, such conditions will continue to represent potential, material adverse risks to the Company and its future financial performance. Due to the foregoing factors, among others, the Company's operating results in some future quarters may be below the expectations of stock market analysts and investors. In such event, there could be an immediate and significant adverse effect on the trading price of the Common Stock. See "Impact of Hurricanes and Tropical Storm Conditions" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Impact of Hurricanes and Tropical Storm Conditions. As the Company has expanded into various coastal location within the states of Florida, Mississippi and Louisiana it has become more vulnerable to the impact of hurricanes and tropical storms in the Atlantic Ocean and the Gulf of Mexico. During certain Hurricane conditions, national, state or local authorities may require evacuations for public safety and the Company's property insurance carrier's also may require the Company to relocate inventory to a location expected to be out of the path of the oncoming dangerous weather conditions. While management believes it carries adequate insurance coverages, road closures or substantial traffic congestion may limit the ability of the Company to relocate inventory to safer locations and ultimately effect the Company's ability to seek a full recovery of insurance proceeds for inventory damaged by rising water associated with a storm. Retail sales may also be impacted as consumers may be unable to purchase property/casualty insurance on an intended boating purchase if a Hurricane or severe tropical storm is entering or inside the Gulf of Mexico or threatening the Atlantic coast since numerous insurance companies are unwilling or unable to place new insurance in these situations.

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

	Dependence Upon Expansion.   A significant portion of the Company's
growth has resulted from, and will continue to be increasingly dependent upon, the addition of new stores and continued sales and profitability from existing stores. Since October 1991, at which time the Company operated five stores in Texas, the Company has opened or acquired 19 new store locations in Texas (3), Arkansas (2), Louisiana (4), Alabama (2), Tennessee (3), Mississippi (1), Florida (2), Georgia (1) and Oklahoma
(1). During fiscal years 1998 and 1997, the stores added since October 1991 have collectively accounted for approximately 78.3% and 71.0%, respectively, of the Company's aggregate net sales. Comparable store sales increased 6.6% and 5.7% in fiscal years 1998 and 1997, respectively. Recent rates of comparable store sales and net income growth are not necessarily indicative of the comparable store performance that may be achieved by the Company in the foreseeable future. See ''Management's Discussion and Analysis of Financial Condition and Results of Operations.''

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

	Management Information Systems.   In the time period inclusive of the
1997 fiscal year through the third fiscal quarter of the 1998 fiscal year, the Company operated a single management information system ("MIS")
to monitor and manage its geographically dispersed stores.    This MIS
system operates off of separate, individual computer servers at each of
the Company's store locations.   The Company's corporate management
accesses and manages store level information by dialing telephone numbers that are directly linked into the individual store location computers.
As part of the Company's continued centralization of its management, accounting and administrative functions, the Company has begun the implementation of a new computer system that is designed to allow corporate management immediate, direct access at all times to each of its store locations. Thus, the telephone connections are actively maintained
on a continuous basis.   The new MIS system is currently operational in
seven (7) of the Company's 24 stores. Following additional successful testing and training, the Company plans to continue to install the new
MIS system in approximately eight (8) additional existing store locations and in substantially each of the new store locations it acquires during fiscal 1999. There can be no assurance that the new MIS system will function as planned or that the system can be integrated smoothly or cost
effectively in the Company's exising or acquired store locations.   See -
"Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Issues".

	Reliance on Manufacturers and Other Key Vendors. The Company's success is dependent upon its relationship with, and favorable pricing arrangements from, a limited number of major manufacturers. In the event these arrangements were to change or terminate for any reason, including changes in competitive, regulatory or marketing practices, the Company's business, financial condition and results of operations could be
adversely affected.   See - Management's Discussion and Analysis -
"Disclosure of YEAR 2000 Issues and Consequences".

	As is typical in the industry, the Company deals with each of its manufacturers pursuant to an annually renewable, non-exclusive, dealer agreement that does not contain any contractual provisions concerning product pricing or required purchasing levels. Pricing is generally established on a model year basis, but is subject to change at the manufacturer's sole discretion.

	The Company purchased approximately 100% of its new outboard motors for use on its Travis Edition lines of recreational boats in fiscal years 1998 and 1997, respectively, from Outboard Marine Corporation (''OMC''), the manufacturer of Johnson and Evinrude outboard motors. Unlike the Company's other dealer agreements, the Company's agreement with OMC is multi-year in nature. The current agreement, which is in the first of three years, sets forth an established discount level from the then prevailing dealer net price over the entire term of the agreement. This dealer agreement may be canceled by either party if the volume of product purchased or available to be purchased is not maintained at pre-established levels. If the Company's contract with OMC were canceled or modified, it could have a material adverse effect on the Company's business, financial condition and results of operations.

	The Company has recently taken actions to reduce its reliance on OMC. In October of 1998, the Company entered into a Letter of Intent Agreement (the "LOI") with Mercury Marine, a subsidiary of Brunswick Corporation (NYSE:BC), to become an authorized retailer of Mercury and related outboard motors.  The LOI sets forth the general terms and conditions for
outboard motor purchases over a three (3) year period.   Currently, the
Company and Mercury Marine are negotiating the terms and conditions of a definitive agreement that will supplement and replace the LOI. If the Company's LOI with Mercury Marine were canceled or modified, or if a definitive agreement can not be reached, it could have a material adverse effect on the Company's business, financial condition and results of operations.

        Approximately 17.7% and 34.3% of the Company's net inventory purchases in fiscal years 1998 and 1997, respectively, were from boat manufacturing companies owned by Genmar Holdings, Inc. The Company also currently purchases a high percentage of the annual production of a limited number of additional boat manufacturers. To ensure adequate inventory levels to support the Company's expansion, it may be necessary for such manufacturers to increase production levels or allocate a greater percentage of their production to the Company. In the event that the operations of the Company's manufacturers were interrupted or discontinued, the Company could experience temporary inventory shortfalls, or disruptions or delays with respect to any unfilled purchase orders then outstanding. Although the Company believes that adequate alternate sources would be available that could replace a manufacturer as a product resource, there can be no assurance that such alternate sources will be available at the time of any such interruption or that alternative products will be available at comparable quality and prices. The unanticipated failure of any manufacturer or supplier to meet the Company's requirements with regard to volume or design specifications, the Company's inability to locate acceptable alternative manufacturers or suppliers, the Company's failure to have dealer agreements renewed or to meet certain volume requirements with regard to purchasing, or any substantial increase in the manufacturer's pricing to the Company, could have a material adverse effect on the Company's business, financial condition and results of operations.

	Limitations to Market Entry.   Under most of its dealer agreements,
the Company must obtain permission from its manufacturers to sell products in new markets. While the Company has received permission to sell (i) outboard motors manufactured by OMC or Brunswick, and (ii) various boat lines in its immediate expansion markets, manufacturers have not granted such permission to the Company in each of its broader target markets. While the Company believes it ultimately can sell products of exisiting or other manufacturers in new markets, there can be no assurance that all of the Company's current manufacturers will grant permission for the Company to sell in new markets, or if unable to obtain such permission, that the Company can obtain suitable alternative sources of supply.

	Unlike other states the Company has targeted for expansion, the State of Oklahoma has restrictions on the location of competing marine dealers that limit the ability of new entrants in the retail boat industry to compete in Oklahoma. The Oklahoma laws prohibit marine dealers from stocking similar brands of inventory within certain geographical boundaries of other marine dealers stocking the same product. There can be no assurance that other states will not pass similar or other restrictions limiting new competition.

        Income from Financing, Insurance and Extended Service Contracts. A substantial portion of the Company's income results from the origination and placement of customer financing and the sale of insurance products and extended service contracts (collectively, ''F&I Products''). The most significant component of the F&I income is the income resulting from the Company's origination of customer financing. To assist customers that desire to finance their boating purchases, the Company has made arrangements with numerous financial institutions for these financial institutions to offer competitive financing plans. For each loan that the financial institutions are able to fund as a result of the Company referring the customer, the financial institution pays a fee to the Company. The fee amount is generally based on the loan amount and its term.

	During fiscal years 1998 and 1997, respectively, F&I Products accounted for approximately 5.4% and 4.4% of net sales and approximately 20.3% and 16.7% of gross profit. The Company's lenders may choose to pursue this business directly, rather than making payment to the Company for referring customers. Moreover, lenders may reduce the fees paid to the Company or impose other terms in their boat financing arrangements with the Company that may be materially unfavorable to the Company or its customers. For these and other reasons, the Company could experience a significant reduction in income resulting from reduced demand for its customer financing programs. In addition, if profit margins are reduced on sales of F&I Products, or if these products are no longer available, it would have a material adverse effect on the Company's business, financial condition and results of operations.

	The Company sells optional extended service contracts providing for extended warranty coverages on the customer's boating purchase. Claims resulting under these extended service contracts are the responsibility of the various third party providers that offer warranty plans sold by the Company. As is typical with insurance risk, the third party providers have further obtained insurance additional coverage to reinsure their warranty exposure and protect against losses on warranty claims that it would potentially be unable to pay. While, the Company has never experienced any claims due to the default of a third party extended service contract provider, the Company may experience significant breach of warranty claims as a result of the failure of a third party extended service contract provider or reinsurers to pay warranty claims that may, in the aggregate, be material to the Company's business.

	Availability of Financing.   The Company typically borrows money from
financial institutions to support working capital necessary to stock inventory levels at its various store locations. To provide for these borrowing needs, the Company has arranged significant floor plan and other inventory lines of credit from financial institutions and other lenders. The Company believes that its terms of borrowing reflect competitive terms and market conditions. While the Company believes it will continue to obtain comparable financing from these or other lenders, there can be no assurance that such financing will be available to the Company. The failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on the business, financial condition and results of operations of the Company. See
''Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.''

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

	Product and Service Liability Risks.   Products sold or serviced by
the Company may expose it to potential liability for personal injury or property damage claims relating to the use of those products or the Company's failure to properly repair or service such items. Additionally, as a result of the Company's activities in custom packaging its Travis Edition lines, the Company may be included as a defendant in product liability claims relating to defects in manufacture or design. Historically, the resolution of product liability claims has not materially affected the Company's business. The Company generally requires manufacturers from which it purchases products to supply proof of product liability insurance. Although the Company maintains third-party product liability insurance that it believes to be adequate, there can be no assurance that the Company will not experience legal claims in excess of its insurance coverage, or claims that are ultimately not covered by insurance. Furthermore, if any significant claims are made against the Company, the Company's business, financial condition and results of operations may be adversely affected by related negative publicity.

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

	Volatility of Stock Price (Continued). Recent market conditions for companies with a relatively low number of shares owned by the public , as well as the Company's quarterly variations in operating results due to seasonality and other factors, are likely to result in significant fluctuations in the market price for the Common Stock. Future announcements concerning the Company or its competitors, including government regulations, litigation or changes in earnings estimates or descriptive materials published by analysts, may also cause the market price of the Common Stock to fluctuate substantially. These fluctuations, as well as general economic, political and market conditions, such as recessions, may adversely affect the market price of the Common Stock.
See ''Management's Discussion and Analysis of Financial Condition and Results of Operations.''

	Shares Eligible for Future Sale.   Sales of substantial amounts of the
Company's Common Stock in the public market, or the perception that such sales may occur, could have a material adverse effect on the market price of the Common Stock. As of December 24, 1998, the Company, its officers and directors and certain stockholders, beneficially own or control voting rights, in the aggregate, on approximately 1,487,130 shares
(including vested options) of Common Stock. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Common
Stock prevailing from time to time.

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


Item 1.   Business

   General

        Travis Boats & Motors, Inc. (''Travis Boats'' or the ''Company'') is a leading multi-state superstore retailer of recreational boats, motors, trailers and related marine accessories in the southern United States.
The Company, which currently operates 24 stores under the name Travis
Boating Center in Texas, Arkansas, Louisiana, Alabama, Tennessee,
Mississippi, Florida, Georgia and Oklahoma seeks to differentiate itself from competitors by providing customers a unique superstore shopping experience that showcases a broad selection of high quality boats, motors, trailers and related marine accessories at firm, clearly posted low prices. Each superstore also offers complete customer service and support, including in-house financing programs and full-service repair facilities staffed by factory-trained mechanics.


	History

	Travis Boats was incorporated as a Texas corporation in 1979. As used herein and unless otherwise required by the context, the terms ''Travis Boats'' and the ''Company'' shall mean Travis Boats & Motors, Inc. and its direct and indirect subsidiaries.

	Since its founding as a single retail store in Austin, Texas, the Company has grown both through acquisitions and the establishment of new store locations. During the 1980's, the Company expanded into San Antonio, Texas with the construction of a new store facility. The Company subsequently made acquisitions of boat retailers operating within the Texas markets of Midland, Dallas and Abilene. It was during this initial period of expansion that the Company began developing the systems necessary to manage a multi-store operation and leveraging the economies of scale associated with volume purchasing. The Company's success in these areas led to the proprietary Travis Edition packaging concept and the Company's pricing philosophy. Since 1990, Travis Boats has opened or acquired 19 additional store locations in the following states: Texas
(3), Arkansas (2), Louisiana (4), Alabama (2), Tennessee (3), Mississippi
(1), Florida (2), Georgia (1) and Oklahoma (1)

	Included in the new store acquisitions are the following transactions:




                                                    Non-compete
                   Date of    Purchase   Tangible    Agreements     Cash     Liabilities     Notes      Stock
Name of Company  Acquisition   Price    Net Assets  and Goodwill    Paid       Assumed       Issued     Issued
---------------  -----------  --------  ----------  ------------  --------   -----------   --------    -------
                                     (In Thousands)
Fiscal 1998
-----------

Southeastern       11/97      $  1,730  $    1,390  $        280  $  1,606   $         -   $    124   $     -
Marine

Worthen Marine     12/97           287         142           145       287             -          -         -

HnR Marine         04/98           359         359             -       359             -          -         -

Moore's Marine     05/98           777         376           401       777             -          -         -

Rodgers Marine     09/98         2,443       2,093           350       327         1,766          -       350


Fiscal 1997
-----------

North Alabama
Watersports        10/96           892         687           205       812             -         80         -

Tri-Lakes Marine   11/96         3,180       1,892           644       643         1,937        600         -

Bent's Marine      02/97         1,519         840           679     1,064             -        455         -

McLeod Marine      08/97           958         730           228       958             -          -         -

Adventure Marine   09/97         8,226       5,536         2,690     1,430         5,203        115     1,478


Fiscal 1996
-----------

Red River Marine   09/95         2,955       1,905         1,050       917           438      1,600         -

Clays Boats &
Motors             12/95           329         241            88       263             -         66         -


	The Company sells approximately 75 different Travis Edition models of brand-name fishing, water-skiing and general recreational boats, along with motors, trailers, accessories and related equipment. Personal watercraft, off-shore fishing boats and cabin cruisers are also offered for sale at selected store locations. During fiscal 1998, substantially all of the boat units sold range in size from 16 to 25 feet at prices ranging from $7,500 to $25,000. Approximately 1.7% of new boat sales are personal watercraft with retail prices generally ranging from $5,000 to $10,000 and approximately 6.7% of new boat sales are off-shore fishing boats and cruisers with lengths of 27 feet or greater and ranging in retail price from $50,000 to $300,000. The Company's retail pricing structure seeks to maintain a consistent gross profit percentage for each of it Travis Edition models (see Business Strategy - Travis Edition concept).

	The Company custom designs and pre-packages combinations of popular brand-name boats, such as Larson, Sprint, Pro-Line and Sea Ark boats with outboard motors generally manufactured by Outboard Marine Corporation or Brunswick, along with trailers and numerous accessories, under its proprietary Travis Edition product line. These signature Travis Edition packages, which account for the vast majority of total new boat sales, have been designed and developed in coordination with the manufacturers and often include distinguishing features and accessories that have historically been unavailable to, or listed as optional by, many competitors. These factors enable the Company to provide the customer with an exceptional product that is conveniently packaged for immediate enjoyment and competitively priced.

	The Company believes that it offers a selection of boat, motor and trailer packages that fall within the price range of the majority of all boats, motors and trailers sold in the United States. The Company's product line generally consists of boat packages priced from $7,500- $25,000 with approximate even distribution within this price range.
While the Company's sales have historically been concentrated on boats with retail sales prices below $25,000, the Company in limited market areas and quantities does sell boats that have retail sales prices in
excess of $200,000.   Additionally, as the Company continues to operate
in Florida and enters other coastal type markets along the Gulf of Mexico or coastal areas, management believes that the distribution of off-shore fishing boats and cabin cruisers will continue to increase as a percentage of net sales. Management believes that by combining flexible financing arrangements with an even distribution of products through a broad price range, the Company is able to offer boat packages to customers with different purchasing budgets and varying income levels.

        Business Strategy

	The Company has developed a multi-state, chain superstore merchandising strategy in the recreational boating business. The Company's objective is to continue to grow as one of the dominant retailers of recreational boats, motors, trailers and marine accessories in the southern United States. As such the Company's strategy is to increase its store location count in the southern United States while also maintaining a focus on possible expansion into other regions. Management's merchandising strategy is based on providing customers with a comprehensive selection of quality, brand name boats and boating products in a comfortable superstore environment. The Company intends to continue to build brand identity by placing the Travis Edition name on complete boating packages. Travis Boats has developed and implemented a business strategy designed to increase its market penetration within both existing and new market areas through a variety of advertising and promotional events. The Company intends to emphasize the following key elements of its business strategy:

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

   Operations

	Purchasing.   The Company is the largest volume buyer in the United
States of Johnson outboard motors from Outboard Marine Corporation (''OMC'') and is the largest domestic volume buyer of boats from substantially all of the boat manufacturers it represents. As a result, the Company has significant access to the manufacturers and substantial input into the design process for the new boats that are introduced to the market each year by such manufacturers. In addition, the Company has designed and developed, in coordination with its manufacturers, signature Travis Edition boating packages which account for the vast majority of its total new boat sales. The Company's purchasing power allows it to purchase boats that are pre-rigged for the Company's Travis Edition lines. Approximately 18% and 34% of the Company's net purchases in fiscal years 1998 and 1997, respectively, were from Genmar Industries which manufactures the Larson, AquaSport and (formerly) the Cajun boat lines.

	The Company typically deals with each of its manufacturers pursuant to an annually renewable, non-exclusive dealer agreement which does not contain any contractual provisions concerning product pricing or purchasing levels. Pricing is generally established on an annual basis, but may be changed at the manufacturer's sole discretion. The Company's agreement with OMC, unlike its other dealer agreements, is multi-year in nature. The current agreement, which is in the first of three years, sets forth an established discount level from the then prevailing OMC dealer net price over the entire term of the agreement. This dealer agreement may be canceled by either party if volume of product purchased or available to be purchased is not maintained at pre-established levels.
OMC supplied products that represented approximately $32.4 million, or 36.3% and $17.7 million, or 42.1%, of the Company's net purchases during fiscal years 1998 and 1997, respectively.

	Pursuant to its arrangements with certain manufacturers, the Company's right to display some product lines in certain markets may be restricted.

	Floor plan and other inventory financing.   The Company acquires a
substantial portion of its inventory through floor plan financing agreements. Inventory is generally purchased under floor plan lines of credit (secured by such inventory) maintained with third party finance companies or under revolving lines of credit maintained with commercial banks, depending upon the type of product purchased. The finance companies maintain relationships with certain manufacturers that allow the Company to obtain several months of interest-free financing, generally from August of one year through at least May of the following year. Management believes that these financing arrangements are standard within the industry. As of September 30, 1998, the Company and its subsidiaries owed an aggregate of approximately $25.1 million pursuant to the floor plan and revolving lines of credit.

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

	The Company competes primarily with single location or single state boat dealers and, to a lesser degree, with national specialty marine stores, catalog retailers, sporting goods stores and mass merchants,
particularly with respect to parts and accessories.   Dealer competition,
which includes one other publicly traded multi-state retailer of recreational boats, continues to increase based on the quality of available products, the price and value of the products and attention to customer service. There is significant competition both within markets currently being served by the Company and in new markets into which the Company plans to enter. While the Company generally competes in each of its markets with retailers of brands of boats not sold by the Company in that market, it is common for other competitive retailers to sell the same brands of outboard motors. Management believes that a trend in the industry is for independent dealers to attempt to form alliances or buyer's groups; for manufacturers to include more features as standard equipment on boats and consequently, for competitive dealers to offer packages comparable to those offered by the Company as its Travis Edition lines. In addition, several of the Company's competitors, especially those selling boating accessories, are large national or regional chains that may have substantially greater financial, marketing and other resources than the Company. There can be no assurance that the Company will be able to compete successfully in the retail marine industry in the future.

	Impact of Environmental and Other Regulatory Issues.   On October 31,
1994, the U.S. Environmental Protection Agency (''EPA'') announced proposed emissions regulations for outboard marine motors. The proposed regulations would require a 75% average reduction in hydrocarbon emissions for outboard motors and set standards for carbon monoxide and nitrogen oxide emissions as well. Under the proposed regulations, manufacturers began phasing in low emission models in 1998 and have nine years to achieve full compliance. In The Company's primary outboard motor suppliers, Outboard Marine Corporation ("OMC") and Mercury Marine
each have begun the phase-in process for the new EPA compliant outboard
motors.   However, in fiscal 1998, the Company purchased minimal
quantities of the new EPA compliant outboard motors as a result of a lack of supply of the new product since the manufacturer's are in the initial stages of the new product's release. The Company's boat models sold with the new EPA compliant outboards in fiscal 1998 generally were priced approximately $1,000 higher than those with traditional outboard motors. Management anticipates retail prices to generally be from $500 to $1,500 higher for the new EPA compliant outboards depending on the motor's horsepower. Management, based upon discussions with OMC and Mercury
Marine believe that the higher retail costs will be offset by enhanced fuel efficiency and acceleration speed, as well as reduced maintenance costs of the new EPA compliant outboard. Costs of comparable new models, if materially more expensive than previous models, or the manufacturer's inability to deliver responsive, fuel efficient outboard motors that comply with EPA requirements, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

	Employees.   As of September 30, 1998, the Company's staff consisted
of 503 employees, 478 of whom are full time. The full-time employees include 24 in store level management and 35 in corporate administration and management. The Company is not a party to any collective bargaining agreements and is not aware of any efforts to unionize its employees. The Company considers its relations with its employees to be good.

The Company has made various acquisitions during the three year period ended September 30, 1998. All of the acquisitions were asset purchases (except for Adventure Marine, which was a stock purchase) and have been accounted for using the purchase method of accounting. The operating results of the companies acquired have been included in the consolidated financial statements from the respective date of acquisition. The assets acquired generally include boat, motor and trailer inventory, parts and accessories inventory and to a lesser extent, property, plant and equipment. A summary of the Company's significant acquisitions follows:







                                                    Non-compete
                   Date of    Purchase   Tangible    Agreements     Cash     Liabilities     Notes      Stock
Name of Company  Acquisition   Price    Net Assets  and Goodwill    Paid       Assumed       Issued     Issued
---------------  -----------  --------  ----------  ------------  --------   -----------   --------    -------
                                     (In Thousands)

Fiscal 1998
-----------

Southeastern       11/97      $  1,730  $    1,390  $        280  $  1,606   $         -   $    124   $     -
Marine

Worthen Marine     12/97           287         142           145       287             -          -         -

HnR Marine         04/98           359         359             -       359             -          -         -

Moore's Marine     05/98           777         376           401       777             -          -         -

Rodgers Marine     09/98         2,443       2,093           350       327         1,766          -       350


Fiscal 1997
-----------

North Alabama
Watersports        10/96           892         687           205       812             -         80         -

Tri-Lakes Marine   11/96         3,180       1,892           644       643         1,937        600         -

Bent's Marine      02/97         1,519         840           679     1,064             -        455         -

McLeod Marine      08/97           958         730           228       958             -          -         -

Adventure Marine   09/97         8,226       5,536         2,690     1,430         5,203        115     1,478


Fiscal 1996
-----------

Red River Marine   09/95         2,955       1,905         1,050       917           438      1,600         -

Clays Boats &
Motors             12/95           329         241            88       263             -         66         -


Item 2.   Properties

	The Company leases its corporate offices which are located at 5000 Plaza on the Lake, Suite 250, Austin, Texas. The Company also owns and operates Travis Boating Center locations in Abilene, Austin, Beaumont, Dallas, Midland and San Antonio, Texas; Baton Rouge and Bossier City, Louisiana; Hot Springs, Arkansas; Pascagoula, Mississippi and Gwinnett
County (Buford), Georgia (currently under construction).   The remaining
facilities are leased under leases with original lease terms generally ranging from five to ten years with additional multi-year renewal options. The Company typically pays a fixed rent and in substantially all of the leased locations the Company is responsible for the payment of taxes, insurance, repairs and maintenance.


	The chart below reflects the status and approximate size of the various Travis Boating Center locations operated as of December 24, 1998.

                                                   Owned      Year of
Location            Square Footage*   Acreage*   or Leased   Market Entry
------------------  ---------------   --------   ---------   ------------
Austin, Texas(1)        20,000          3.5        Owned         1979
San Antonio,
  Texas(1)(3)           15,500          1.9        Owned         1982
Midland, Texas(1)       18,750          3.8        Owned         1982
Dallas, Texas(1)        20,000          4.2        Owned         1983
Abilene, Texas(2)       24,250          3.7        Owned         1989
Houston, Texas(2)       15,100          3.0       Leased         1991
Baton Rouge,
Louisiana(2)            33,200          7.5        Owned         1992
Beaumont, Texas(2)      25,500          6.5        Owned         1994
Arlington, Texas(2)     31,000          6.0       Leased         1995
Heber Springs,
Arkansas(2)             26,000          9.0       Leased         1995
Hot Springs,
Arkansas(2)             20,510          3.0        Owned         1995
New Iberia,
Louisiana(4)            24,000          3.3       Leased         1995
Florence, Alabama(2)    22,500          6.0       Leased         1996
Huntsville, Alabama(3)   2,000          3.0       Leased         1996
Winchester,
Tennessee(2)            28,000          3.5       Leased         1996
Metairie, Louisiana(2)  30,000          3.5       Leased         1997
Pascagoula,
Mississippi(2)          28,000          4.1        Owned         1997
Key Largo, Florida(3)    3,000          1.4       Leased         1997
Ft. Walton Beach
Fl. - Sales(4)           7,000          2.9       Leased         1997
Ft. Walton Beach
Fl.- Service(4)          7,500          2.0       Leased         1997
Hendersonville,
Tennessee(2)            31,320          3.6       Leased         1997
Roswell, Georgia (3)     2,000          2.0       Leased         1997
Gwinnett County,
Georgia (5)                N/A          5.0        Owned         1998
Claremore,
Oklahoma (4)            15,000          2.0        Owned         1998
Bossier City,
Louisiana (2)           30,000          8.6        Owned         1998
Knoxville,
Tennessee (3)            5,000          2.0       Leased         1998
  * Square footage and acreage are approximate.

(1) Newly constructed store.
(2) Facility acquired/leased and converted to superstore.
(3) Temporary facility. To be relocated.
(4) Acquired/leased facility
(5) Raw land. Superstore under construction.


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

Item 4.   Submission of Matters to a Vote of Security Holders

	No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended September 30, 1998.

                                PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder
Matters

        The Company's common stock trades on the Nasdaq Stock Market under the symbol: TRVS. As of December 24, 1998, the Company believes its shares are beneficially owned by more than 400 shareholders. On December 24, 1998, the last reported sales price of the common stock on the NASDAQ
National Market System was $19.75 per share.

	The following table sets forth for the period indicated, on a per share basis, the range of high and low sales prices for the Company's common stock during fiscal years 1998 and 1997 as quoted by the NASDAQ. These price quotations reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions:


                             1998 Sales Price           1997 Sales Price
                             ----------------           -----------------
Quarter Ended        High      Low     Ending     High       Low     Ending
-------------      -------   ------   -------    -------   -------  -------
December 31        $24.125   $18.75   $24.125    $14.125   $10.75   $13.125
March 31           $22.375   $26.75   $26.625    $13.25    $11.125  $11.625
June 30            $29.125   $24.50   $24.50     $14.00    $10.75   $13.125
September 30       $26.875   $15.00   $15.50     $21.25    $13.25   $20.375

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

Item 6.   Selected Financial Data

	The following selected consolidated financial information should be read in conjunction with and is qualified in its entirety by reference to the consolidated financial statements of the Company and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Report on Form 10-K:



                        Fiscal Year   FiscalYear     Twelve Months   Fiscal Year    Fiscal Year    Fiscal Year
                           Ended        Ended           Ended          Ended         Ended           Ended
                        December 31,  September 30,  September 30,  September 30,  September 30,  September 30,
                           1994(1)      1995(2)         1995(2)       1996(1)(3)     1997(1)(4)     1998(1)(5)
                        ------------  -------------  -------------  -------------  -------------  -------------

Consolidated Statement
of Operations Data:

Net sales               $     37,225  $      41,442  $     44,617   $      64,555  $      91,309  $     131,740
Gross profit                   8,734         10,306        10,815          16,483         23,955         34,901
Selling, general and
administrative expenses        6,333          6,353         7,526          10,857         15,562         22,630
Operating income               2,135          3,736         3,004           5,061          7,480         11,011
Interest expense                 629            670           845           1,289          1,354          2,310
Net income                     1,023          2,050         1,486           2,383          3,982          5,563
Basic earnings per
 share                  $       0.39  $        0.76  $       0.55   $        0.78  $        0.96  $        1.31
Diluted earnings per
 share                  $       0.39  $        0.76  $       0.55   $        0.78  $        0.94  $        1.26
Weighted avg. common
 shares outstanding -
 basic                         2,648          2,672         2,663           3,043          4,137          4,250
Weighted avg. common
 shares outstanding -
 diluted                       2,648          2,672         2,663           3,043          4,252          4,418
Store Data:
Stores open at period
 end                               8             11            11              12             19             24
Average sales per
 store(6)               $      4,653  $       4,886  $      5,283   $       5,617  $       5,775  $       6,383
Percentage increase
 in Comparable
 store sales(7)                28.4%           5.0%         12.2%            4.3%           5.7%           6.6%



                        December 31,   September 30,   September 30,   September 30,   September 30,
                           1994            1995            1996            1997            1998
                        ------------   -------------   -------------   -------------   -------------

Consolidated Balance
Sheet Data:

Cash and cash
 equivalents           $         259   $         996   $       1,533   $       5,816   $       4,618
Working capital                1,866           2,808          15,263          14,806          16,392
Total assets                  17,434          23,357          31,350          59,121          69,116
Short-term debt,
 including current
 maturities Of
 long-term debt               10,977          11,443           4,661          21,447          26,105
Long-term debt less
 current maturities            2,588           4,876           4,334           5,145           4,980
Stockholders' equity           2,562           4,812          18,598          24,058          30,433



(1) The Company's fiscal years ended on December 31 in 1994, and on September 30 in 1995, pursuant to a change adopted in 1995, resulting in a nine-month 1995 fiscal year. The Consolidated Statement of Operations Data for the fiscal years ended December 31, 1994 and September 30, 1995, 1996, 1997 and 1998 has been derived from the audited consolidated financial statements of the Company. All other financial and store data has been derived from the Company's unaudited consolidated financial statements.
(2) Reflects inclusion of nine-month audited financial statements for the fiscal year ended September 30, 1995 and the three-month unaudited financial statements for the quarter ended December 31, 1994, in order to provide a basis for comparing 12 months of operations in 1995 to fiscal 1996 operations.
(3)  Includes the operations of Red River Marine, Inc. acquired in
September 1995 and Clay's Boats & Motors, Inc. acquired in December 1995 are included for the fiscal 1996, 1997 and 1998 periods.
(4) Includes the operations of North Alabama Watersports, Inc. acquired in October 1996, Tri-Lakes Marine, Inc. acquired in November 1996, Bent's Marine, Inc. acquired in February 1997, Adventure Marine and Outdoors, Inc.,
Adventure Marine South, Inc. and Adventure Boat Brokerage, Inc. Also includes the operations of Travis Boating Center Mississippi, which acquired certain assets from McLeod Marine, Inc. on August 1, 1997.
(5) Includes the operations of Southeastern Marine Group, Inc. acquired in November 1997, Worthern Marine Sales and Service, Inc. acquired in December 1997, HnR Marine, Inc. acquired in March 1998, Moore's Marine, Inc.
acquired in April 1998, and Rodgers Cadillac, Inc.
(2-5) See "Management's Discussion and Analysis".
(6) Includes only those stores open for the entire preceeding 12-month period.
(7) New stores or upgraded facilities are included in the comparable store base at the beginning of the store's thirteenth complete month of operations.


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

	Overview

The following discussion compares fiscal years 1998 and 1997, which reflects the inclusion of the audited consolidated financial statements for the fiscal years ended September 30, 1998 and 1997, respectively. The results of the acquisitions listed in the chart below from their acquisition dates are included in the discussion below of the respective discussion of the fiscal year in which such acquisition occurred.

	A summary of the Company's significant acquisitions follows:




                                                    Non-compete
                   Date of    Purchase   Tangible    Agreements     Cash     Liabilities     Notes      Stock
Name of Company  Acquisition   Price    Net Assets  and Goodwill    Paid       Assumed       Issued     Issued
---------------  -----------  --------  ----------  ------------  --------   -----------   --------    -------
                                     (In Thousands)
Fiscal 1998
-----------

Southeastern       11/97      $  1,730  $    1,390  $        280  $  1,606   $         -   $    124   $     -
Marine

Worthen Marine     12/97           287         142           145       287             -          -         -

HnR Marine         04/98           359         359             -       359             -          -         -

Moore's Marine     05/98           777         376           401       777             -          -         -

Rodgers Marine     09/98         2,443       2,093           350       327         1,766          -       350


Fiscal 1997
-----------

North Alabama
Watersports        10/96           892         687           205       812             -         80         -

Tri-Lakes Marine   11/96         3,180       1,892           644       643         1,937        600         -

Bent's Marine      02/97         1,519         840           679     1,064             -        455         -

McLeod Marine      08/97           958         730           228       958             -          -         -

Adventure Marine   09/97         8,226       5,536         2,690     1,430         5,203        115     1,478


Fiscal 1996
-----------

Red River Marine   09/95         2,955       1,905         1,050       917           438      1,600         -

Clays Boats &
Motors             12/95           329         241            88       263             -         66         -




The following table sets forth for the periods indicated certain financial data as a percentage of net sales:



                     Fiscal Year      Twelve Months     Fiscal Year     Fiscal Year       Fiscal Year
                        Ended            Ended            Ended            Ended            Ended
                     September 30,    September 30,    September 30,    September 30,    September 30,
                         1995             1995             1996             1997             1998
                     -------------    -------------    -------------    -------------    -------------

Net sales                   100.0%           100.0%           100.0%           100.0%           100.0%
Costs of goods sold          75.1             75.8             74.5             73.8             73.5
                            ------           ------           ------           ------           ------
Gross profit                 24.9             24.2             25.5             26.2             26.5
Selling, general and
 administrative
 expenses                    15.3             16.9             16.8             17.0             17.2
Operating income              9.0              6.7              7.8              8.2              8.4
Interest expense              1.6              1.9              2.0              1.5              1.8
Other income                  0.3              0.0              0.0              0.0              0.1
                            ------           ------           ------           ------           ------
Income before income
 taxes                        7.7              5.2              5.9              6.7              6.7
Income tax expense            2.8              1.9              2.2              2.3              2.5
                            ------           ------           ------           ------           ------
Net income                    4.9%             3.3%             3.7%             4.4%             4.2%


Results of Operations

Fiscal Year Ended September 30, 1998 Compared to the Fiscal Year Ended September 30, 1997

	Highlights

	Fiscal year 1998 was a record year for the Company, which included the following achievements compared to fiscal 1997:

-Net sales increased  44.3% to $131.7 million.

-Gross profit margins increased as a percentage of net sales by 25 basis points to 26.49% from 26.24%.

-Operating income increased as a percentage of net sales by 17 basis points to 8.36% from 8.19%.

-Net income increased by 39.7% to $5.6 million from $4.0 million.

-Diluted earnings per share increased by 34.0% to $1.26 from $0.94.


	Net sales.   Net sales increased by 44.3% to $131.7 million in fiscal
1998 from $91.3 million in fiscal 1997. The primary component of the increase in net sales during the 1998 and 1997 fiscal years has been the result of
newly opened or acquired store locations.   Accordingly, of the increase
in net sales, $36.6 million, or 90.6% is related to the stores locations that were (i) newly opened or acquired (12), or (ii) those relocated or renovated (3) to meet the Company's superstore standards during fiscal
1998 or 1997. The Company also benefitted from growth in comparable store sales. During fiscal year 1998, comparable store sales increased by 6.6%, or $3.7 million, (9 stores in base) versus 5.7%, or $2.1 million, (6 stores in base) during fiscal 1997. See "Risk Factors - Dependence Upon Expansion".

Growth in overall sales volume was also in part the result of additional new Travis Edition boating packages introduced during fiscal 1998 and 1997. This included the new addition of the Pro-Line and Polar brand boats as well as new boat models introduced by the Company's existing boat manufacturers. These additional new Travis Edition boat lines have allowed the Company to further broaden its boat line-up in an effort to continue to address the needs and desires of the recreational boating population. During fiscal 1998, the Company experienced increased parts/accessories and service labor sales as an increased percentage of the Company's store base was relocated or renovated to superstore standards which provide larger and more accessible areas to merchandise
its product selection and  conduct repair work on boats.   This resulted
in enhanced sales of parts/accessories and service labor both in actual dollars and as a percentage of net sales. Parts/accessory sales increased to $11.3 million, or 8.6% of net sales, from $8.6 million, or
9.4% of net sales, in fiscal years 1998 and 1997, respectively.   Service
labor sales increased to $4.7 million, or 3.6% of net sales, from $3.3 million, or 3.6% of net sales, in fiscal years 1998 and 1997,
respectively.   Net sales also benefitted from used boat sales including
those used boat sales from the Company's used boat superstores located at its Beaumont, Texas and Heber Springs, Arkansas store locations. The used boat sales in fiscal 1998 and fiscal 1997, were approximately $7.3 million and $4.0 million, respectively. The Company plans to continue to explore the used boat market and potential sites for used boat superstores.

	Net sales from comparable stores, which had 9 stores included in the base for calculation, increased by 6.6% and 5.7% in fiscal year's 1998 and 1997, respectively. The Company relocated or renovated 3 stores and opened or acquired an additional twelve stores during fiscal years 1998 and 1997 rendering such locations to be excluded from the comparable store base. The Company's planned acquisition strategy and subsequent renovation of stores to superstore standards is expected to continue to negatively impact the number of stores includable in comparable store base calculations in relationship to the total number of store locations operated. See ''Risk Factors-Dependence on Expansion''. As such, comparable store performance is expected to remain unstable until higher percentages of the Company's stores are includable in comparable store calculations.

	Included within net sales is revenue that the Company earns related to F&I Products. The Company, through relationships with various national and local lenders, is able to place financing for its customers' boating purchases. These lenders allow the Company to ''sell'' the loan at a rate higher than a minimum rate established by each such lender and the Company earns fees based on the percentage increase in the loan rate over the lender's minimum rate. The Company sells these loans without recourse except that in certain instances the Company must return the fees earned if the customer repays the loan or defaults in the first 120-180 days.
The Company also sells, as a broker, certain types of insurance (property/casualty, credit life, disability) and extended service contracts. The Company may also sell these products at amounts over a minimum established cost and earn income based upon the profit over the minimum established cost. Net sales attributable to F&I Products increased by 78.2% to approximately $7.1 million in fiscal 1998 from $4.0 million in fiscal 1997. This improvement was primarily due to higher net spreads achieved in the placement of customer financing, as well as overall increases in the percentage of customers buying these products
(which is referred to as ''sell-through''). This increase was enhanced by the Company's continued emphasis on training of F&I employees and achievement of established goals. See "Risk Factors - Income from Financing, Insurance and Extended Service Contracts".

	Gross profit.   Gross profit increased by 45.7% to approximately $34.9
million in fiscal 1998 from $24.0 million in fiscal 1997. Gross profit as a percent of sales increased to 26.5% in fiscal 1998 from 26.2% in fiscal 1997. The Company generally seeks to maintain a gross profit margin of 21% to 23% on its boating packages and is able to further leverage the margin through sales of parts/accessories, service labor and F&I
Products, all of which generally produce gross profit margins in excess of 25%. During fiscal 1998, the Company's gross profit margin was positively impacted by the increased revenues derived from the parts/accessory, service labor and used boat sales as discussed above in Net Sales.


	Net sales attributable to F&I Products, which have a significant impact on the gross profit margin, contributed $7.1 million, or 20.3%, of total gross profit in fiscal 1998, as compared to $4.0 million, or 16.6%, of total gross profit for fiscal 1997. Net sales attributable to F&I Products are reported on a net basis and therefore all of such sales contribute directly to the Company's gross profit. The costs associated with the sale of F&I Products are included in selling, general and administrative expenses.

	Selling, general and administrative expenses.   Selling, general and
administrative expenses increased by 45.4% to $22.6 million in fiscal
1998 from $15.6 million for fiscal 1997. Selling, general and administrative expenses as a percent of net sales increased by 14 basis points to 17.18% in fiscal 1998 from 17.04% for fiscal 1997. In terms of both actual dollars and as a percentage of net sales, the increase in selling, general and administrative expenses was primarily attributable to increased expenses associated with the operation of a larger store network, growth in the corporate-office staffing infrastructure and increased insurance costs associated with introducing Travis stores into new geographically diverse regions. Rental expense also increased as a percent of net sales as the Company expanded and relocated its Corporate headquarters, which had previously been located in the Austin, Texas superstore facility, in June 1997.

	Interest expense.   Interest expense, in actual dollars, increased by
70.6% to $2.3 million in fiscal 1998 from $1.4 million in fiscal 1997. Interest expense as a percent of net sales, increased to 1.8% in fiscal
1998 from 1.5% in fiscal 1997. Effective with the funding of the Company's Initial Public Offering in late June of 1996 and an additional 140,500 shares in the over-allotment option, the Company reduced certain revolving indebtedness and certain long term indebtedness in fiscal 1997.
The Company utilized available working capital and negotiated reduced borrowing rates under its floor plan and revolving lines of credit which combined to provide for the containment of interest expense and its percentage decrease as a percent of net sales in fiscal 1997. The
Company's reborrowing under its revolving credit lines as necessary to fund future acquisitions and to support working capital needs caused the increase in both dollars and as a percentage of sales in fiscal 1998. See ''Liquidity and Capital Resources.''

	Net income.   Net income increased by 39.7% to approximately $5.6
million in fiscal 1998 from $4.0 million in fiscal 1997. While the Company continued to benefit from enhanced gross profit margins in fiscal 1998, the increase in interest expense both in actual dollars and as a percent of net sales resulted in net income as a percent of sales decreasing to 4.2% from 4.4% during the same periods. Net income attributable to F&I Products increased by 33.3% to approximately $1.6 million in fiscal 1998 from $1.2 million in fiscal 1997. The calculation of net income attributable to F&I Products is based on an allocation of gross profit after adjusting for costs which management believes are directly allocable to F&I Products.


Fiscal Year Ended September 30, 1997 Compared to the Fiscal Year Ended September 30, 1996

	Net sales.   Net sales increased by 41.3% to $91.3million in fiscal
1997 from $64.6million in fiscal 1996. Of this increase in net sales, $23.2 million, or 86.7% was related to the stores locations that were (i) newly opened or acquired (7), or (ii) those relocated or renovated (5) to meet the Company's superstore standards during fiscal 1997 or 1996. Approximately $2.1 million of the increase in net sales was attributable to a 5.7% growth in comparable store sales (6 stores in base).  The primary component of the increase in net sales during the 1997 and 1996 fiscal years has been the result of the newly opened or acquired store
locations. See "Risk Factors - Dependence Upon Expansion".   General
growth in overall sales volume was also in part the result of growth in new Travis Edition boating packages first introduced in fiscal 1997.
This included the new addition of the Pro-Line and Polar brand boats as well as new boat models introduced by the Company's existing boat manufacturers. These additional new Travis Edition boat lines have allowed the Company to further broaden its boat line-up in an effort to continue to address the needs and desires of the recreational boating population. During fiscal 1997, the Company experienced increased parts/accessories and service labor sales as an increased percentage of the Company's store base was renovated to superstore standards which provide larger and more accessible areas to merchandise its product selection and  conduct repair work on boats.
This resulted in enhanced sales of parts/accessories and service labor both in actual dollars and as a percentage of net sales. Parts/accessory sales increased from $5.7 million, or 8.8% of net sales, to $8.6 million, or 9.4% of net sales, in fiscal years 1996 and 1997, respectively.
Service labor sales increased from $2.3 million, or 3.6% of net sales, to $3.3 million, or 3.6% of net sales, in fiscal years 1996 and 1997,
respectively.   Net sales also benefitted from the Company's introduction
of an used boat superstore on the premises of its Beaumont, Texas store location. The used boat sales from this facility in fiscal 1997 were approximately $600,000. The Company plans to continue to explore the used boat market and potential sites for used boat superstores.

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



                                                       Quarter Ended
                             ---------------------------------------------------------------
                             Fiscal Year 1997                               Fiscal Year 1998
                             ----------------                               ----------------
                      Dec. 31   March 31    June 30   Sept. 30    Dec. 31   March 31    June 30   Sept. 30
                      -------   --------   --------   --------   --------   --------   --------   --------
                                                 (In thousands)
Net sales             $ 5,451   $ 24,273   $ 37,348   $ 24,237   $ 10,142   $ 33,427   $ 55,699   $ 32,472
Gross profit            1,341      6,404      9,531      6,679      2,611      9,104     14,185      9,001
Selling, general
 and administrative
 expenses               2,140      3,638      5,426      4,358      3,694      5,294      7,941      5,701
Operating income
 (loss)                  (983)     2,529      3,873      2,061     (1,416)     3,464      5,896      3,067
Interest expense          214        415        412        313        461        578        649        622
Net income (loss)        (744)     1,320      2,172      1,234     (1,156)     1,798      3,267      1,654
Basic earnings
 per share               (.18)       .32        .53        .30       (.27)       .42        .77        .39
Diluted earnings
 per share               (.18)       .31        .51        .29       (.27)       .41        .74        .38
Wtd. avg. common
 shares outstanding
 - basic                4,137      4,137      4,137      4,137      4,225      4,254      4,255      4,260
Wtd. avg. common
 shares outstanding -
 diluted                4,137      4,240      4,240      4,239      4,225      4,423      4,439      4,409



                                    As a Percentage of Net Sales

Net sales               100.0%     100.0%     100.0%     100.0%     100.0%     100.0%     100.0%     100.0%
Gross profit             24.6       26.4       25.5       27.6       25.7       27.2       25.5       27.7
Selling, general
 and administrative
 expenses                39.3       15.0       14.5       18.0       36.4       15.8       14.3       17.6
Operating income
 (loss)                 (18.0)      10.4       10.4        8.5      (14.0)      10.4       10.6        9.5
Interest expense          3.9        1.7        1.1        1.3        4.5        1.7        1.2        1.9
Net income (loss)       (13.7)       5.4        5.8        5.1      (11.4)       5.4        5.9        5.1


	The Company's business, as well as the sales demand for various types of boats, tends to be highly seasonal. Strong sales typically begin in January with the onset of the public boat and recreation shows, and continue through July. Over the previous five-year period, the average annual net sales for the quarterly periods ended March 31 and June 30 represented approximately 27% and 41%, respectively, of the Company's annual net sales. With regard to net income, the Company historically generates profits in three of its fiscal quarters and experiences operating losses in the quarter ended December 31 due to a broad seasonal slowdown in sales. During the quarter ended September 30, inventory typically reaches its lowest levels and accumulated cash reserves reach the highest levels. During the quarter ended December 31, the Company generally builds inventory levels in preparation for the upcoming selling season which begins with boat and recreation shows occurring during January through March in certain market areas in which the Company conducts business. Travis Boats' operating results would be materially and adversely affected if net sales were to fall significantly below historical levels during the months of January through June.

	The Company's business is also significantly affected by weather patterns. Weather conditions that are unseasonable or unusual may adversely affect the Company's results of operations. For example, drought conditions or merely reduced rainfall levels, as well as excessive rain, may affect the Company's sale of boating packages and related products and accessories. See Risk Factors - "Impact of Seasonality and Weather on Operations".

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

	Liquidity and Capital Resources

	The Company's short-term cash needs are primarily for working capital to support operations including inventory requirements, off-season liquidity and store expansion. These short-term cash needs have historically been financed with cash from operations and borrowings under the Company's floor plan and revolving credit lines (collectively the "credit facilities"). At September 30, 1998, the Company had working capital of $16.4 million, including $4.6 million in cash, $4.9 million in accounts receivable (primarily contracts in transit from sales) and $38.9 million in inventories, offset by approximately $4.2 million of accounts payable and accrued liabilities, $10.1 million outstanding under floor plan lines of credit, approximately $15.0 million under revolving lines of credit and $4.4 million in other current liabilities and short-term indebtedness including current maturities of long-term debt. Contracts in transit are amounts receivable from a customer or a customer's financial institution related to that customer's purchase of a boat. As of September 30, 1998, the aggregate maximum borrowing limits under floor plan and revolving lines of credit were approximately $57.0 million and $55.0 million, respectively.

	In fiscal 1997, operating activities utilized cash flows of $808,000 due primarily to an increase of $5.2 million and $2.0 million in
inventories and accounts receivable, respectively.   These amounts were
offset partially by an increase in accrued liabilities of $884,000 and an increase in accounts payable of $1.5 million. Of the increase in inventories, approximately $14.6 million was related to inventory acquired in seven store acquisitions during fiscal 1997 and the initial stocking of Travis Editions product in the newly acquired locations.

	In fiscal 1998, operating activities generated cash flows of $2.9 million due primarily to increased net profits, controlled inventory growth and proceeds received on unearned manufacturer rebate revenues. Management believes that store inventory levels at September 30, 1998 were below standard stocking levels as the Company was in the process of contract discussions with its primary outboard motor supplier, Outboard Marine Corporation. The Company was also in discussions with a new alternate outboard motor supplier, Mercury Marine. The Company could not order outboard motor powered boats until a determination of what type of outboard motor was to be placed on the boat. The Company agreed in principal to agreements with Outboard Marine Corporation and Mercury Marine in November of 1998 and the Company has since re-stocked its store locations to levels that management believes are historically appropriate.

	Financing activities in fiscal 1998 provided $4.8 million of cash flows primarily from the net proceeds of borrowings under the Company's credit facilities. The Company has a $55.0 million revolving line of credit agented by NationsBank of Texas, N.A.,.. The line provides for borrowing pursuant to a borrowing formula based upon the certain of the Company's inventory and accounts receivable. Collateral consists of a security interest in specific inventories (and proceeds thereof), accounts receivable and contracts in transit. The line has a maturity on October 31, 1999 and pricing is at the Company's election of the prime rate minus 1.00% or on a LIBOR based price structure. There is a fee on the unused portion assessed quarterly. A comprehensive loan agreement governs the line of credit. The agreement contains financial covenants regulating debt service coverages, tangible net worth, operating leverage and restrictions on dividends or distributions. As of December 21, 1998, $25.8 million was drawn on the revolving line and the Company could borrow an additional $29.2 million, of which approximately $1.5 million was immediately available for borrowing based upon the revolving line's borrowing formula. As the Company purchases inventory, the amount purchase increases the borrowing base availability and typically the Company makes a determination to borrow depending upon anticipated
working capital requirements.   Management believes the Company to be in
compliance with the terms and conditions of this loan agreement.

	The Company also maintains floor plan lines of credit with various finance companies totalling approximately $57 million in credit limits, which generally have no stated maturity and utilize subsidies from manufacturers to provide for certain interest free periods each calendar year (usually August through at least May). Certain floor plan lines of credit with finance companies are governed by loan agreements containing financial covenants concerning, among others, minimum tangible net worth and leverage ratios. As of December 21, 1998, approximately $22.2 million was drawn under the floor plan lines and management believes the Company was in compliance with the terms and conditions of these loan agreements.

	Merchandise inventories were $34.5 million and $38.9 million as of September 30, 1997 and September 30, 1998, respectively. Accounts receivable increased by approximately $1.0 million to $4.9 million at the end of fiscal 1998 from a year earlier. The receivables amount represents primarily contracts in transit generated from sales. Costs in excess of net assets acquired increased to by approximately $0.9 million to $6.2 million in fiscal 1998 due to the acquisitions during fiscal 1998 discussed previously in the section Overview.

        The Company had capital expenditures of approximately $4.3 million in fiscal 1998 and approximately $2.3 million in fiscal 1997. Capital expenditures during fiscal 1997 and 1998 included the acquisitions of the store locations discussed previously in the section Overview, the renovation of several facilities to the Company's superstore standards and expenditures related to the roll-out of the Company's management information systems in certain store locations. The Company also acquired raw land for the construction of a new superstore location to relocate the Roswell, Georgia temporary store location. The fiscal 1997 and 1998 capital expenditures were primarily financed under the Company's credit facilities and additionally with certain individuals and corporations.

	The Company's revolving credit facility, floor plan lines of credit and internally generated working capital should be sufficient to meet the Company's cash requirements in the near future.

Disclosure of YEAR 2000 Issues and Consequences

The Year 2000 Issue ("Y2K") is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using"00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations in the Company's point of sale, accounting and other financial operations which could cause disruptions of operations, including, among other things, could result in a temporary inability to process financial transactions, or engage in similar normal business or financial reporting activities. Similarly, material suppliers to the Company may be unable to produce or ship product in the ordinary course of their business operations.

Based on recent system evaluations, surveys, and on-site inventories, the Company determined that it will be required to modify or replace minimal portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. As part of a previously planned company-wide upgrade to its accounting systems initiated in March of 1998, the Company is presently replacing its integrated accounting and point-of-sale management information system ("MIS"). The new MIS system is currently operating in seven (7) store locations and the Company is planning to install the system in approximately 8 new store locations by the end of calendar 1999 and in substantially each of the new store locations acquired in fiscal 1999. The new MIS system was selected in part due to its ability to allow the Company increased efficiencies in its efforts to further centralize full financial and accounting operations. The new MIS system is a Y2K compliant system. The Company's existing integrated accounting and point of sale system currently is not Y2K compliant. The system's owner, Bell & Howell, Inc. has notified the Company that the system is expected to have a Y2K compliant version by the end of the first quarter of calendar 1999. Having the existing software Y2K compliant before year 2000 greatly reduces any risk of delays in implementation of the new system. However, in the event the Bell & Howell system is not Y2K compliant by the second quarter of 1999, the Company has determined that an immediate evaluation by the Company's management and the Board of Directors will be required to determine if the Company should accelerate its planned implementation of the new MIS system. If acceleration of implementation of the new MIS system occurs, the Company believes it would experience a cost of approximately $200,000 in additional travel, training, consulting, personnel and other costs. If the Company discontinued use of its existing system it would also be required to expense all unamortized system costs.

The Company has one other key system that is not part of the integrated package. The Company contracts with Automatic Data Processing ("ADP") for payroll processing. ADP has provided the Company with separate software in which is used to administer the company-wide payroll. The Human Resources department of the Company has just completed installation of a year 2000 compliant version which has been provide to the Company by ADP.

A survey has been performed on all back office software packages. We have not seen any material date macros or other date related functions that would be materially affected by dates beyond December 31, 1999.

Significant non-technical systems and equipment that may contain microcontrollers which are not Y2K compliant are being identified and addressed if deemed critical. This includes, but is not limited to, telephone systems, copiers, fax machines, point of sale credit card authorization terminals.

The Company has, and continues to utilize a written questionaire specifically designed to query significant vendors, including but not limited to, boat suppliers, parts/accessory suppliers and wholesalers, and financial institutions. Certain of the companies queried have responded to questionaires stating that their systems are Y2K compliant. The Company is monitoring the status of the questionaire respondants that have indicated that Y2K compliance is not yet complete, but is anticipated to be complete during calendar year 1999. The Company has not received any questionaires from companies that have expressed an inability or business related purpose that would render them unable to reach Y2K compliance. To date, the Company is not aware of any Y2K issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that significant vendors will be Y2K ready. The inability of vendors to complete their Y2K resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by significant vendors is not determinable.

While the Company believes its efforts will provide reasonable assurance that material disruptions will not occur due to internal failure, the possibility of interruption still exists.

In the ordinary course of business, the Company has acquired or plans to acquire a significant amount of Y2K compliant hardware and software. These purchases are part of specific operational and financial system enhancements with completion dates during late 1999 that were planned without specific regard to the Y2K issue. These system enhancements resolve many Y2K problems and have not been delayed as a result of any additional efforts addressing the Y2K issue. Minimal costs will be
associated with Y2K issue.   The Company does not expect the year 2000
cost of unforeseen hardware or software applications to exceed $10,000.

Management believes it has an effective program in place to resolve the Y2K issue in a timely manner. In the event that the Company does not complete implementation of its new system or installation of the Y2K version of its existing software, it could experience disruptions in its operations. In addition, disruptions in the economy generally resulting from the Y2K issues could also result in a materially adverse affect to the Company.

The Company currently has assigned two (2) management level employees to further identify risks and to develop contingency plans in the event the Company does not complete all phases of the Y2K program. The Company plans to evaluate the status of completion in April 1999 and determine whether formal implementation of such contingency plans are necessary.

	New Accounting Standards

In September 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company does not anticipate the adoption of SFAS No. 130 to have a material impact on the Company's financial position or results of its operations at September 30, 1998.

Also in September 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact, if any, of adopting SFAS No. 131.


In September 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Because of the Company's minimal use of derivative financial instruments, management does not anticipate that the adoption of SFAS No. 133 will have a material impact on the Company's consolidated results of operations, financial position or cash flows.

In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities. The SOP requires costs of start-up activities and organization costs to be expensed as incurred, and is effective for fiscal years beginning after December 15, 1998. The effects of adoption must be reported as a cumulative change in accounting principle. The Company expects that the impact of adoption will not be material to its financial position or results of operations.

	Inflation

	The Company believes that inflation generally has not had a material impact on its operations or liquidity to date.


ITEM 7.A  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 1998, approximately 64.8% of the Company's notes payable and other short term obligations bear interest at variable rates, generally tied to a reference rate such as the prime rate of interest of certain banks. Accordingly, the Company's earnings and after tax cashflow are affected by changes in interest rates. Assuming a two percentage point change in the fiscal 1998 average interest rate under the fiscal 1998 average of these borrowings, it is estimated that the Company's fiscal 1998 interest expense would have changed by $700,892 and that the Company's fiscal 1998 net income and after tax cashflow would have changed by $462,589. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken (such as re-financing debt, or seeking lower borrowing costs through adjusting debt maturities) and their possible effects, the aforementioned analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

At September 30, 1998, the Company has an interest rate protection agreement on $5.0 million of the $55.0 million revolving line of credit agreement, calling for a five year fixed interest rate of 7.295%. This agreement, the fair value of which is not material at September 30, 1998 and is not expected to become material in the near term, has not been considered in the above analysis.


Item 8.   Financial Statements

	For the financial statements and supplementary data required by this
Item 8, see the Index to Consolidated Financial Statements and Schedules.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

	Not applicable.


                                     PART III

Item 10.   Directors and Executive Officers

	There is incorporated herein by reference that portion of the Company's proxy statement for the 1999 Annual Meeting of Stockholders which appears therein under the captions ''Item 1: Election of Directors'' and ''Information Concerning Directors.''


Item 11.   Executive Compensation

	There is incorporated in this Item 11 by reference that portion of the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders which appears under the caption ''Executive Compensation.''


Item 12.   Security Ownership of Certain Beneficial Owners and Management

	There is incorporated in this Item 12 by reference that portion of the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders which appears under the caption ''Securities Holdings of Principal Stockholders, Directors, Nominees and Officers.''






Item 13.   Certain Relationships and Related Transactions

	There is incorporated in this Item 13 by reference that portion of the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders which appears under the captions ''Certain Relationships and Related Transactions'' and ''Compensation Committee Interlocks and
Insider Participation.''

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



(a) 2. Financial Statement Schedules

	All schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.


(a) 3. Exhibits

	The following Exhibits are incorporated by reference to the filing or are included following the Index to Exhibits.


                                 INDEX TO EXHIBITS

  (a) Exhibits:   Except as otherwise noted, all Exhibits have been
previously filed with Registrant's S-1 dated June 1996.

   3.1    Restated Articles of Incorporation of the Registrant, as amended.
   3.2    Restated Bylaws of the Registrant, as amended.
  10.2(a) Agreement dated as of August 11, 1995, between the Company and
          Outboard Marine Corporation.
  10.2(b) Dealer Agreement dated as of October 13, 1995, between the Company and Outboard Marine Corporation.
  10.3    Dealer Agreement dated as of August 17, 1995, between the Company and Larson Boats, a Division of Larson/Glastron Boats, Inc., a subsidiary of Genmar Industries, Inc.
  10.4    Dealer Agreement dated as of August 17, 1995, between the Company and Mastercrafters Corporation.
  10.5(a) Inventory Security Agreement and Power of Attorney dated as of
          November 30, 1993, Between Bombardier Capital Inc. and the Company. 10.5(b) Inventory Security Agreement and Power of Attorney dated as of
          November 30, 1993, Between Bombardier Capital Inc. and Falcon Marine Abilene, Inc.
  10.6(a) Agreement for Wholesale Financing dated as of August 17, 1995, by and among Deutsche Financial Services Corporation, the Company and
          its subsidiaries; and Amendment to Agreement for Wholesale Financing dated as of September 22, 1995.
  10.6(b) Agreement for Wholesale Financing dated as of August 17, 1995, between Deutsche Financial Services Corporation and Travis Boats & Motors Baton Rouge, Inc.
  10.7(a) Inventory Loan Agreement dated as of September 20, 1995, between TBC
          Arkansas, Inc. And Hibernia National Bank.
  10.7(b) Commercial Security Agreement dated September 1, 1995, between TBC
          Arkansas, Inc. and Hibernia National Bank.
  10.8(a) Inventory Loan Agreement dated as of December 17, 1992, between
          Travis Boats & Motors Baton Rouge, Inc. and Hibernia National Bank; and First Amendment to Inventory Loan Agreement dated as of
          February 7, 1994.
  10.8(b) Promissory Note dated May 30, 1995, in the original principal amount of $100,000, payable By Travis Boats & Motors Baton Rouge, Inc. to Hibernia National Bank.
  10.8(c) Promissory Note dated May 30, 1995, in the original principal amount of $800,000, payable By Travis Boats & Motors Baton Rouge, Inc. to Hibernia National Bank.
  10.8(d) Promissory Note dated July 14, 1995, in the original principal amount of $480,000, payable By Travis Boats & Motors Baton Rouge, Inc. to Hibernia National Bank.
  10.8(e) Business Loan Agreement dated July 14, 1995, between Travis Boats &
          Motors Baton Rouge, Inc. and Hibernia National Bank.
  10.8(f) Commercial Security Agreement dated July 14, 1995, between Travis
          Boats & Motors Baton Rouge, Inc. and Hibernia National Bank.
  10.8(g) Collateral Mortgage dated July 14, 1995, from Travis Boats & Motors
          Baton Rouge, Inc. to Hibernia National Bank.
  10.8(h) Assignment of Leases and Rents dated July 14, 1995, between Travis
          Boats & Motors Baton Rouge, Inc. and Hibernia National Bank.
  10.8(i) Pledge of Collateral Mortgage Note dated July 14, 1995, from Travis
          Boats & Motors Baton Rouge, Inc. to Hibernia National Bank.
  10.9(a) Promissory Note dated September 1, 1995, in the original principal amount of $3,000,000, Payable by TBC Arkansas, Inc. to Hibernia National Bank.
  10.9(b) Commercial Guaranty dated September 1, 1995 by the Company in favor of Hibernia National Bank guarantying a $3,000,000 Promissory Note. 10.9(c) Promissory Note dated September 1, 1995, in the original principal amount of $250,000, Payable by TBC Arkansas to Hibernia National
          Bank.
  10.10(a)Amended and Restated Loan Agreement dated as of September 15, 1995, by and among NationsBank of Texas, N.A., the Company and its subsidiaries.
  10.10(b)Security Agreement dated July 31, 1995, by and among NationsBank of
          Texas, N.A., the Company and its subsidiaries.
  10.11 General Promissory Note dated August 31, 1995, in the original principal amount of $300,000, payable by the Company to Amerisure Property & Casualty, Ltd.
  10.12 General Promissory Note dated August 31, 1995, in the original principal amount of $100,000, payable by the Company to Capitol Commerce Reporter, Inc.
  10.13 General Promissory Note dated August 31, 1995, in the original principal amount of $75,000, payable by the Company to Capitol Commerce Reporter, Inc.
  10.14 General Promissory Note dated August 31, 1995, in the original principal amount of $150,000, payable by the Company to Joe Simpson and Pat Simpson.
  10.15   Asset Purchase Agreement dated as of September 20, 1995, by and among Red River Marine, Inc., Red River Marine, Inc. #2, and TBC Arkansas, Inc.
  10.16 Promissory Note dated September 20, 1995, in the original principal amount of $800,000, Payable by TBC Arkansas, Inc. to Benny Hargrove.
  10.17(a)Promissory Note dated as of September 20, 1995, in the original principal amount of $462,145.53, payable by TBC Arkansas, Inc. to
          Red River Marine, Inc. #2.
  10.17(b)Mortgage With Power of Sale (Realty) dated September 20, 1995, from
          TBC Arkansas, Inc. to Red River Marine, Inc. #2.
  10.18 Promissory Note dated September 20, 1995, in the original principal amount of $230,177.16, payable by TBC Arkansas, Inc. to Red River Marine, Inc. and Red River Marine, Inc. #2.
  10.19 Promissory Note dated September 20, 1995, in the original principal amount of $108,750, Payable by TBC Arkansas, Inc. to Red River
          Marine, Inc. and Red River Marine, Inc. #2.
  10.20   Travis Boats and Motors, Inc. 1995 Incentive Plan.
  10.21 Form of Amended and Restated Employment Agreement dated May 7, 1996, between the Company and Mark T. Walton, Ronnie L. Spradling and Michael B. Perrine.
  10.22 Form of Option Agreement dated May 17, 1995, between the Company and Michael B. Perrine, Ronnie L. Spradling and Mark T. Walton.
  10.23 Form of Indemnification Agreement for Directors and Officers of the Company.
  10.24 Management Agreement dated December 14, 1995, by and among TBC Management, Ltd., The Company and its subsidiaries.
  10.25   [Intentionally left blank]
  10.26(a)First Lien Promissory Note dated September 15, 1995, in the original principal amount of $679,000, payable by Travis Snowden Marine, Inc. to NationsBank of Texas, N.A.
  10.26(c)First Lien Deed of Trust, Assignment, Security Agreement and Financing
          Statement dated September 15, 1995, from Travis Snowden Marine, Inc. to Michael F. Hord, Trustee.
  10.27(a)Second Modification and Extension Agreement dated April 26, 1994, between the Company and NationsBank of Texas, N.A.
  10.27(b)''504'' Note dated April 28, 1994, in the original principal amount of $454,000, payable by the Company to Cen-Tex Certified Development Corporation.
  10.27(c)Deed of Trust, Assignment, Security Agreement and Financing Statement
          dated March 5, 1993, from the Company to Michael F. Hord, Trustee. 10.27(d)Deed of Trust dated April 28, 1994, from the Company to Wm. H.
          Harrison, Jr., Trustee.
  10.28 Trust Agreement dated December 31, 1994, by and among Ideal Insurance Company, Ltd. and the Company.
  16      Letter re change in certifying accountant.

        Portions of this exhibit have been omitted and are subject to an application for confidential treatment filed separately with the Commission.

The above Exhibits have been previously filed with Registrant's S-1 dated June 1996.

	(b) Financial Statement Schedules:   None.

	The following exhibits are filed herewith


  10.29(a)Revolving Credit Agreement dated as of December 12, 1996, in the original principal amount of $15,000,000 by and among the Company, its Subsidiaries and NationsBank of Texas, N.A. as agent.
  10.29(b)Commercial Security Agreement dated as of December 12, 1996 by and among the Company, its Subsidiaries and NationsBank of Texas, N.A. as agent.
  10.29(c)Promissory Note dated as of December 12, 1996 in ane original principal amount of $9,000,000 among the Company, its subsidiaries and NationsBank of Texas, N.A., as agent.
  10.29(d)Promissory Note dated as of December 12, 1996 in the original principal amount of $6,000,000 among the Company, its subsidiaries and NationsBank of Texas, N.A. as agent.
  10.30 Asset Purchase Agreement dated as of November 1, 1996 between Travis Boating Center Tennessee, Inc. and Tri-Lakes Marine, Inc.
  10.31 Asset Purchase Agreement dated as of November 1, 1996 between Travis Boating Center Alabama, Inc. and Tri-Lakes Marine, Inc.

The above Exhibits have been previously filed with Registrant's Report on Form 10-K for the fiscal year ended September 30, 1996.


The following exhibits are filed herewith on the Registrant's Report on Form 10-K for the fiscal year ended September 30, 1997.

  10.32(#)Asset Purchase Agreement dated as of February 19, 1997 between Travis
          Boating Center Louisiana, Inc. and Bent's Marine, Inc.
  10.33 Asset Purchase Agreement dated as of August 1, 1997 between Travis Boating Center Mississippi, Inc. and McLeod Marine, Inc
  10.34 Stock Purchase Agreement dated as of September 30, 1997 among Travis Boating Center Florida, Inc. and Frederic D. Pace and John W. Reinhold providing for the purchase of 100% of the common stock of Adventure Boat Brokerage, Inc.
  10.35 Stock Purchase Agreement dated as of September 30, 1997 among Travis Boating Center Florida, Inc. and John W. Reinhold providing for the purchase of 100% of the common stock of Adventure Marine & Outdoors, Inc.
  10.36 Stock Purchase Agreement dated as of September 30, 1997 among Travis Boating Center Florida, Inc. and Frederic D. Pace and John W. Reinhold providing for the purchase of 100% of the common stock of Adventure Marine South, Inc.
  10.37 First Amendment to Revolving Credit Agreement dated as of October 31, 1997, in the original principal amount of $55,000,000 by and among the Company, its Subsidiaries and NationsBank of Texas, N.A. as agent.
  10.38 Asset Purchase Agreement dated as of November 20, 1997 between Travis Boating Center Tennessee, Inc. and Southeastern Marine Group, Inc.
  10.39(+)Travis Boats & Motors, Inc. 1995 Incentive Plan filed pursuant to
          Form S-8 filed on December 11, 1997.
   21.1   List of Subsidiaries of Registrant.
   23.1(+)Consent of Ernst & Young LLP, Independent Auditors of Registrant,
          dated December 23, 1998.
   27.1   Financial Data Schedule

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

                                         TRAVIS BOATS & MOTORS, INC.


                                                    /S/   MARK T. WALTON
                                                    --------------------
                                         By:
                                         Chairman of the Board and President
Date: December 24, 1998

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                             Capacity                      Date Signed

/S/   MARK T. WALTON
--------------------
Mark T. Walton               Chairman of the Board,         December 24, 1998
                             President and  Director
                          (Principal Executive Officer)


/S/   MICHAEL B. PERRINE
------------------------
Michael B. Perrine            Chief Financial Officer,      December 24, 1998
                            Secretary and  Treasurer
                            (Principal Financial and
                               Accounting Officer )

/S/   RONNIE L. SPRADLING
-------------------------
Ronnie L. Spradling            Executive Vice President-   December 24, 1998
                               New Store Development and
                                      Director

/S/   E. D. BOHLS
-----------------
E. D. Bohls                           Director             December 24, 1998


/S/   STEVEN W. GURASICH, JR.
-----------------------------
Steven W. Gurasich, Jr.               Director             December 24, 1998


/S/   ZACH MCCLENDON, JR
------------------------
Zach McClendon, Jr.                   Director             December 24, 1998


/S/   ROBERT C. SIDDONS
-----------------------
Robert C. Siddons                     Director             December 24, 1998


/S/   JOSEPH E. SIMPSON
-----------------------
Joseph E. Simpson                     Director             December 24, 1998

                   Travis Boats & Motors, Inc. and Subsidiaries

                         Consolidated Financial Statements


                   Years ended September 30, 1998, 1997 and 1996


                                        Contents

 Report of Ernst & Young LLP, Independent Auditors..........F-2

 Audited Consolidated Financial Statements

 Consolidated Balance Sheets................................F-3
 Consolidated Statements of Income..........................F-5
 Consolidated Statements of Stockholders' Equity............F-6
 Consolidated Statements of Cash Flows......................F-7
 Notes to Consolidated Financial Statements.................F-9

           Report of Ernst & Young LLP,Independent Auditors



The Board of Directors
Travis Boats & Motors, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Travis Boats & Motors, Inc. and Subsidiaries as of September 30, 1998 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended
September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Travis Boats & Motors, Inc. and Subsidiaries as of September 30, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.


                                             /s/  Ernst & Young LLP

November 24, 1998
Austin, Texas

                   Travis Boats & Motors, Inc. and Subsidiaries

                            Consolidated Balance Sheets
                         (in thousands, except share data)




                                                          September 30

                                                      1998            1997
                                                    ------------------------
Assets

Current assets:
 Cash and cash equivalents                         $   4,618      $   5,816
 Accounts receivable                                   4,893          3,915
 Prepaid expenses                                      1,045            371
 Prepaid federal income taxes                            425              -
 Inventories                                          38,934         34,450
 Deferred tax asset                                      180            173
                                                    ------------------------
Total current assets                                  50,095         44,725


Property and equipment:

 Land                                                  3,516          1,991
 Buildings and improvements                            8,485          6,366
 Furniture, fixture and equipment                      4,109          3,162
                                                    ------------------------
                                                      16,110         11,519
 Less accumulated depreciation                        (3,417)        (2,750)
                                                    ------------------------
                                                      12,693          8,769


Deferred tax asset                                        96            120

Goodwill, net of accumulated amortization
 of $290 in 1998 and $79 in 1997                       4,910          4,067
Noncompete agreements, net of
 accumulated amortization of $396 in
 1998 and $130 in 1997                                 1,292          1,308

Other assets                                              30            132

                                                    ------------------------
Total assets                                       $  69,116       $ 59,121
                                                    ------------------------

                                                          September 30

                                                      1998            1997
                                                    ------------------------

Liabilities
Current liabilities:
 Bank overdraft                                    $       -       $    272
 Accounts payable                                      1,697          2,238
 Accrued liabilities                                   2,512          2,929
 Amounts due for purchase of business                  2,117          1,430
 Federal income taxes payable                              -          1,081
 Unearned revenue                                      1,272            522
 Current portion of notes payable and
  other short-term obligations                        26,105         21,447
                                                    ------------------------
Total current liabilities                             33,703         29,919

Notes payable, less current portion                    4,980          5,145


Stockholders' equity:
 Serial preferred stock, $.01 par
  value, 1,000,000 shares authorized,
  no shares issued or outstanding                          -              -
 Common stock, $.01 par value,
  50,000,000 shares authorized,
  4,285,063 and 4,224,867 issued and
  outstanding at September 30, 1998
  and 1997, respectively                                  43             42
 Paid-in capital                                      13,816         13,004
 Retained earnings                                    16,574         11,011
                                                    ------------------------
Total stockholders' equity                            30,433         24,057
                                                    ------------------------
Total liabilities and stockholders' equity         $  69,116       $ 59,121
                                                    ------------------------


See accompanying notes.

                    Travis Boats & Motors, Inc. and Subsidiaries

                         Consolidated Statements of Income
                          (in thousands, except share data)




                                                  Year ended September 30

                                              1998         1997         1996
                                            ----------------------------------

Net sales                                   $ 131,740   $  91,309   $  64,555

Cost of sales                                  96,839      67,354      48,072
                                            ----------------------------------
Gross profit                                   34,901      23,955      16,483

Selling, general and
administrative expenses                        22,630      15,562      10,857
Depreciation and amortization                   1,260         913         564
                                            ----------------------------------
                                               23,890      16,475      11,421

Operating income                               11,011       7,480       5,061

Interest expense                               (2,310)     (1,354)     (1,289)

Other income (expenses)                            80         (12)         61
                                            ----------------------------------

Income before income taxes                      8,781       6,114       3,833

Income taxes                                    3,218       2,132       1,450
                                            ----------------------------------

Net income                                  $   5,563   $   3,982   $   2,383
                                            ----------------------------------


Earnings per share:

 Basic                                      $    1.31   $    .96    $     .78
                                            ----------------------------------
 Diluted                                    $    1.26   $    .94    $     .78
                                            ----------------------------------

See accompanying notes.


                                      Travis Boats & Motors, Inc. and Subsidiaries

                                    Consolidated Statements of Stockholders' Equity
                                            (in thousands, including share data)


                                  Common Stock             Paid-in       Retained
                              Shares         Amount        Capital       Earnings         Total
                              -----------------------------------------------------------------
Balance at September 30,1995     2,684     $     27      $     139     $    4,646   $     4,812
 Issuance of common stock        1,453           14         13,062              -        13,076
 Common stock issuance costs         -            -         (1,674)             -        (1,674)
 Net income                          -            -              -          2,383         2,383
                              -----------------------------------------------------------------
Balance at September 30,1996     4,137           41         11,527          7,029        18,597
 Issuance of common stock in
  purchase of business              88            1          1,477              -         1,478
 Net income                          -            -              -          3,982         3,982
                              -----------------------------------------------------------------
Balance at September 30,1997     4,225           42         13,004         11,011        24,057
 Issuance of common stock           40            1            462              -           463
 Issuance of common stock in
  purchase of business              20            -            350              -           350
 Net income                          -            -              -          5,563         5,563
                              -----------------------------------------------------------------
Balance at September 30,1998     4,285     $     43      $  13,816     $   16,574   $    30,433
                              -----------------------------------------------------------------

See accompanying notes.

                       Travis Boats & Motors, Inc. and Subsidiaries

                           Consolidated Statements of Cash Flows
                                     ($ in thousands)





                                                  Year ended September 30

                                              1998         1997         1996
                                            ----------------------------------
Operating activities
Net income                                  $   5,563   $   3,982   $   2,383
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
  Depreciation                                    807         780         489
  Amortization                                    453         133          75
  Changes in operating assets and
   liabilities:
    Accounts receivable                          (978)     (1,995)       (284)
    Prepaid assets                               (674)       (244)        (53)
    Inventories                                  (416)     (5,166)     (6,153)
    Other assets                                  105         (18)         (4)
    Deferred tax asset                             17         (92)        (63)
    Accounts payable                             (570)      1,453        (222)
    Accrued liabilities                          (689)        884         201
    Federal income tax
     payable/prepaid                           (1,506)        128         377
    Unearned revenue                              750        (653)      1,174
                                            ----------------------------------
Net cash provided by (used in)
 operating activities                           2,862        (808)     (2,080)


Investing activities
Purchase of businesses                         (4,522)     (3,477)       (263)
Purchase of property and equipment             (4,301)     (2,256)     (1,135)
                                            ----------------------------------
Net cash used in investing activities          (8,823)     (5,733)     (1,398)

                         Travis Boats & Motors, Inc. and Subsidiaries

                                                  Year ended September 30

                                              1998         1997         1996
                                            ----------------------------------
Financing activities
Net increase (decrease) in notes
 payable and other short-term
 obligations                                $   4,300   $  10,824   $  (7,389)
Net proceeds from issuance of common
 stock                                            463           -      11,404
                                            ----------------------------------
Net cash provided by financing activities       4,763      10,824       4,015

Change in cash and cash equivalents            (1,198)      4,283         537
Cash and cash equivalents, beginning
 of year                                        5,816       1,533         996
                                            ----------------------------------
Cash and cash equivalents, end of year      $   4,618   $   5,816   $   1,533


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

Inventories

Inventories consist of boats, motors, trailers and related watersport parts and accessories. Inventories are carried at the lower of cost or market. Cost for boats, motors and trailers is determined using the specific identification method. Cost for parts and accessories is determined using the first-in, first-out method. The Company has recorded a valuation allowance for inventories of $273,000 at September 30, 1998 and $74,000 at September 30, 1997.

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

    Noncompete agreements          5 to 7 years
    Goodwill                       15 to 25 years

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

Accounts Receivable

Accounts receivable potentially expose the Company to concentrations of credit risk, as defined by the Statement of Financial Accounting Standards No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk. Accounts receivable consist primarily of amounts due from financial institutions upon sales contract funding and amounts due from vendors under rebate programs. There was no allowance for doubtful accounts recorded at September 30, 1998 and 1997.

Pre-opening Costs

Pre-opening costs related to new store locations are expensed as incurred.

Significant Suppliers

The Company purchased substantially all of its new outboard motors for use on its Travis Edition boat packages in fiscal 1998, 1997 and 1996 from a single outboard motor manufacturer.

Approximately 18%, 34% and 23% of the Company's net purchases in fiscal 1998, 1997 and 1996, respectively, were from a single boat supplier.

Advertising Costs

Advertising costs are expensed as incurred and were approximately
$643,000, $829,000 and $508,000 during the fiscal years ended September 30, 1998, 1997 and 1996, respectively.

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

Net Income Per Common Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 replaced the previously reported primary and full diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and restated where necessary, to conform to the Statement 128 requirements.


                                                  Year ended September 30

                                              1998         1997         1996
                                            ----------------------------------

                                          (in thousands, except per share data)
Numerator:
 Net income                                 $   5,563   $   3,982   $   2,383
Denominator:						=============================
 Denominator for basic earnings
 per share - weighted average shares            4,250       4,137       3,043
Effect of dilutive securities:
 Employee stock options                           168         115           -
                                            ----------------------------------
Denominator for diluted earnings
 per share - adjusted weighted
 average shares and assumed conversions         4,418       4,252       3,043
								=============================
Basic earnings per share                    $    1.31   $     .96    $    .78
Diluted earnings per share                  $    1.26   $     .94    $    .78

2. Notes Payable and Other Short-Term Obligations

Notes payable and other short-term obligations consist of the following (in thousands):


                                                          September 30
                                                    1998              1997
                                                 ----------------------------
Floor plans payable to commercial
 finance companies under revolving
 line of credit agreements with interest
 ranging from 0% to prime minus .50% with
 no stated maturity date.                        $    10,148     $    14,422
Note payable to bank under a $55 million
 revolving line of credit agreement with
 interest ranging from prime minus .375%
 to prime minus 1.34%, due October 1999.              15,000           6,000
Notes payable (see terms below)                        5,937           6,170
                                                 ----------------------------
Total notes payable and other short-term
 obligations                                          31,085          26,592
Less current portion                                 (26,105)        (21,447)
                                                 ----------------------------
Total notes payable and other short-term
 obligations, less current portion               $     4,980    $      5,145

The floor plans payable are secured by specific boat, motor and trailer inventory, as well as general security filings on all inventory and certain equipment. The floor plans payable to commercial finance companies include noninterest bearing payment terms for part of the calendar year (typically the months of August through May). As of September 30, 1998 and 1997, the amount of noninterest bearing floor plans payable to finance companies was $3,488,888 and $8,579,509, respectively.

Floor plans payable of certain of the Company's subsidiaries are guaranteed by the Company. The Company is significantly limited as to annual dividends for preferred and common stock.

The weighted average interest rate on floor plan payables and revolving lines of credit outstanding as of September 30, 1998 and 1997 is 4.8% and 5.3%, respectively.

Notes payable consist of the following (in thousands):


                                                          September 30
                                                    1998              1997
                                                 ----------------------------

Mortgage notes payable to various banks,
 organizations and individuals under deeds
 of trust with interest ranging from 5.0%
 to prime plus 1% due in installments ranging
 from $1,225 monthly including interest to
 $30,114 semiannually plus interest, maturing
 beginning in September 1999.                    $     3,480      $    4,140

Notes payable to various banks, a corporation
 and an individual for vehicles, equipment and
 leasehold improvements with interest ranging
 from 7.1% to 9.5%, due in installments ranging
 from $485 monthly to $62,500 quarterly,
 maturing beginning in November 1998.                  1,030             260

Acquisition related notes payable to
 individuals and corporations with interest
 ranging from 8.25% to 8.75%, due in monthly
 principal and interest installments ranging
 from $291 to $12,770, maturing beginning in
 January 1999.                                         1,427           1,770
                                                 ----------------------------
Total notes payable                              $     5,937      $    6,170
                                                 ----------------------------

Certain notes payable are secured by assets of the Company including inventory, accounts receivable, equipment, leasehold improvements, vehicles, land and buildings. Notes payable of certain of its subsidiaries are guaranteed by the Company.

At September 30, 1998, approximately 64.8% of the Company's notes payable and other short-term obligations bear interest at variable rates, generally tied to a reference rate such as the prime rate of interest of certain banks. Accordingly, the Company believes that the carrying amount of the notes payables and other short term obligations approximates their fair value.

Interest paid approximates interest expense during 1998, 1997 and 1996.

Aggregate annual maturities required on notes payable at September 30, 1998 are as follows (in thousands):

        Year ending
        September 30
        ------------

            1999                   $       957
            2000                           898
            2001                           886
            2002                         1,630
            2003                           227
         Thereafter                      1,339
                                   -----------
                                   $     5,937
                                   -----------

3. Leases

The Company leases various facilities under operating leases. Rent expense (in thousands) was $1,188 in 1998, $546 in 1997 and $264 in 1996. Generally, the leases provide for renewals for various periods at stipulated rates. Future minimum rentals due under noncancelable leases are as follows for each of the years ending September 30 (in thousands):

            1999                   $     1,018
            2000                           898
            2001                           744
            2002                           551
            2003                           178
          Thereafter                       399

4. Acquisitions

The Company has made various acquisitions during the three year period ended September 30, 1998. All of the acquisitions were asset purchases (except for Adventure Marine, which was a stock purchase) and have been accounted for using the purchase method of accounting. The operating results of the companies acquired have been included in the consolidated financial statements from the respective date of acquisition. The assets acquired generally include boat, motor and trailer inventory, parts and accessories inventory and to a lesser extent, property, plant and equipment. A summary of the Company's significant acquisitions follows:




                                                    Non-compete
                   Date of    Purchase   Tangible    Agreements     Cash     Liabilities     Notes      Stock
Name of Company  Acquisition   Price    Net Assets  and Goodwill    Paid       Assumed       Issued     Issued
---------------  -----------  --------  ----------  ------------  --------   -----------   --------    -------
                                     (In Thousands)
Fiscal 1998
-----------

Southeastern       11/97      $  1,730  $    1,390  $        280  $  1,606   $         -   $    124   $     -
Marine

Worthen Marine     12/97           287         142           145       287             -          -         -

HnR Marine         04/98           359         359             -       359             -          -         -

Moore's Marine     05/98           777         376           401       777             -          -         -

Rodgers Marine     09/98         2,443       2,093           350       327         1,766          -       350


Fiscal 1997
-----------

North Alabama
Watersports        10/96           892         687           205       812             -         80         -

Tri-Lakes Marine   11/96         3,180       1,892           644       643         1,937        600         -

Bent's Marine      02/97         1,519         840           679     1,064             -        455         -

McLeod Marine      08/97           958         730           228       958             -          -         -

Adventure Marine   09/97         8,226       5,536         2,690     1,430         5,203        115     1,478


Fiscal 1996
-----------

Red River Marine   09/95         2,955       1,905         1,050       917           438      1,600         -

Clays Boats &
Motors             12/95           329         241            88       263             -         66         -


5. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):


                                            September 30
                                       1998             1997
                                      -------------------------

Deferred tax assets:
 Book over tax depreciation           $    96         $    120
 Accrued salaries and wages               180              173
                                      -------------------------
Total deferred tax assets                 276              293
Valuation allowance for
 deferred tax assets                        -                -
                                      -------------------------
Net deferred tax assets               $   276         $    293

Significant components of the provisions for income taxes are as follows (in thousands):


                                        Year ended September 30
                                 1998             1997              1996
                                 ----------------------------------------

Current expense:
 Federal                         $  2,791       $  1,993        $  1,342
 State                                410            231             171
                                 ----------------------------------------
Total current expense               3,201          2,224           1,513


Deferred expense (benefit):
 Federal                               17            (83)            (56)
 State                                  -             (9)             (7)
                                 ----------------------------------------
Total deferred expense
 (benefit)                             17            (92)            (63)
                                 ----------------------------------------

Total provision for income
 taxes                           $  3,218       $  2,132        $  1,450
                                 ----------------------------------------

The differences between the effective tax rate and the U.S. federal statutory rate of 34% are reconciled as follows (in thousands):


                                        Year ended September 30
                                 1998             1997              1996
                                 ----------------------------------------
Income tax expense at the
 federal statutory rate          $  2,986       $  2,079        $  1,303
State income taxes                    410            223             164
Other                                (178)          (170)            (17)
                                 ----------------------------------------
                                 $  3,218       $  2,132        $  1,450

Income taxes paid (in thousands) were approximately $4,207, $1,900 and $1,088 in the fiscal years ended September 30, 1998, 1997 and 1996, respectively.

6. Stockholders' Equity

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

Total option activity for the years ended September 30, 1998, 1997 and 1996:

                                                              Weighted
                                                  Range of      Average
                                   Number of      Exercise     Exercise
                                    Shares         Prices       Price
                                   ------------------------------------

Outstanding at September 30,1995    133,867        $5.25        $5.25
 Granted                            110,999        $9.00        $9.00
 Exercised                                -            -            -
 Forfeited                          (13,333)       $9.00        $9.00
                                   ---------
Outstanding at September 30,1996    231,533     $5.25-$9.00     $6.83

 Granted                             38,500    $10.00-$17.00   $12.37
 Exercised                                -            -            -
 Forfeited                           (5,000)       $9.00        $9.00
                                   ---------
Outstanding at September 30,1997    265,033     $5.25-$17.00    $7.58

 Granted                            100,750    $15.00-$22.50   $20.83
 Exercised                          (36,200)    $5.25-$13.125   $6.42
 Forfeited                           (6,300)    $9.00-$13.125  $12.76
                                   ---------
Outstanding at September 30,1998    323,281     $5.25-$22.50   $11.75
                                   =========

Exercisable at September 30,1998     222,531    $5.25-$17.00    $7.20
                                   =========
Options available for grant
 at September 30, 1998               211,020
                                   =========

Common stock reserved for
issuance at September 30, 1998       534,301
                                   =========

The weighted-average remaining contractual life of options at September 30, 1998 is approximately 7.91 years. Options outstanding at September 30, 1998, are comprised of the following:


                                   Range of
                                    Exercise
             Options                 Prices
            -----------------------------------

             108,865                 $5.25
              80,666                 $9.00
              36,250              $9.50-$15.00
              97,500             $17.00-$22.50
             =======
             323,281

7. Related Party Transactions

The Company sells extended service contracts to its customers. For the period from January 1, 1994 through June 27, 1996, the obligations of the Company under these contracts were transferred to Ideal Insurance Company, Ltd. ("Ideal") pursuant to an agreement between the Company and Ideal dated as of January 1, 1994. Ideal reinsured these risks with Amerisure Property & Casualty, Ltd. ("Amerisure"), a company wholly owned by certain principal shareholders of the Company. These contracts are administered by First Extended Service Corporation ("FESC"), which contracts are insured by FESC's affiliate, FFG Insurance Co. ("FFG"). In conjunction with these agreements, the Company paid Amerisure an agreed amount for each extended service contract which is insured and, in the event of claims under any extended service contracts, Amerisure reimburses the repair facility for the amount of covered claims. Amerisure is then financially responsible for any repairs required pursuant to the extended service contract. The Company received a commission for each extended service contract that it sold. No extended service contract commissions have been received from Amerisure since the Company received $411,000 in fiscal 1996. The Company transferred the obligations under the extended service contracts sold subsequent to June 27, 1996 to entities other than Ideal and Amerisure.

8. Commitments and Contingencies

The Company is currently involved in several matters regarding pending or threatened litigation in the normal course of business. Management does not expect the ultimate resolution of these matters to have a material adverse effect on the Company's consolidated financial statements.

9. Benefit Plan

In January 1995, the Company adopted a 401(k) retirement plan which is available to all full-time employees. The Company may, in its discretion, make matching contributions which the Company, in its discretion, determines from year to year. The Company's expenses related to the plan were not significant in the years ended September 30, 1998, 1997 and 1996.

10.  New Accounting Pronouncements

In September 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company does not anticipate the adoption of SFAS No. 130 will have a material impact on the Company's financial position or results of its operations.

Also in September 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact, if any, of adopting SFAS No. 131.

In September 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Because of the Company's minimal use of derivative financial instruments, management does not anticipate that the adoption of SFAS No. 133 will have a material impact on the Company's consolidated results of operations, financial position or cash flows.

In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities. The SOP requires costs of start-up activities and organization costs to be expensed as incurred, and is effective for fiscal years beginning after December 15, 1998. The effects of adoption must be reported as a cumulative change in accounting principle. The Company expects that the impact of adoption will not be material to its financial position or results of operations.

                                 EXHIBIT 23.1


                      Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-8) pertaining to the 1995 Incentive Plan of Travis Boats & Motors, Inc. of our report dated November 24, 1998, with respect to the consolidated financial statements of Travis Boats & Motors included in the Annual Report (Form 10-K) for the year ended September 30, 1998.


                                         /s/   Ernst & Young LLP

Austin, Texas
December 23, 1998

					EXHIBIT 27.1

[ARTICLE]                           5
[MULTIPLIER]                        1,000


<PERIOD TYPE>                       12-MOS                   12-MOS
<FISCAL YEAR-END>                   SEP-30-98               SEP-30-97
[PERIOD-START]                      OCT-01-97               OCT-01-96
[PERIOD-END]                        SEP-30-98               SEP-30-97
[CASH]                              4,618                   5,816
[SECURITIES]                        0                       0
[RECEIVABLES]                       4,893                   3,915
<ALLOWOWANCES>                      0                       0
[INVENTORY]                         38,934                  34,450
[CURRENT-ASSETS]                    50,095                  44,725
[PP&E]                              16,110                  11,519
[DEPRECIATION]                      3,417                   2,750
[TOTAL-ASSETS]                      69,116                  59,121
[TOTAL-LIABILITIES]                 38,683                  35,064
[BONDS]                             4,980                   5,145
[PREFERRED-MANDATORY]               0                       0
[COMMON]                            43                      42
[OTHER-SE]                          30,390                  24,015
[TOTAL-LIABILITY-AND-EQUITY]        69,116                  59,121

[SALES]                             131,740                 91,309
[TOTAL-REVENUES]                    131,740                 91,309
[CGS]                               <96,839>                <67,354>
[TOTAL-COSTS]                       <96,839>                <67,354>
[OTHER-EXPENSES]                    <23,890>                <16,475>
[LOSS-PROVISION]                    0                       0
[INTEREST-EXPENSE]                  <2,310>                 <1,354>
[INCOME-PRETAX]                     8,781                   6,114
[INCOME-TAX]                        <3,218>                 <2,132>
[INCOME-CONTINUING]                 5,563                   3,982
[DISCONTINUED]                      0                       0
[EXTRAORDINARY]                     0                       0
[CHANGES]                           0                       0
[NET-INCOME]                        5,563                   3,982
<EPS-BASIC>                        1.31                     .96
[EPS-DILUTED]                      1.26                     .94