Form 10-K/A
period 1998-09-30
TRAVIS BOATS & MOTORS INC
filed 1999-01-28
CIK 1012734

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

                                PART III

Item 10.  Directors and Executive Officers

	The Company's Bylaws provide that the affairs of the Company shall be conducted by a Board of Directors composed of seven members and empower the Board to increase or decrease the number of directors by resolution adopted by a majority of the Board. The Board in its discretion and in accordance with such authority has fixed its size at seven members. The Board of Directors is divided into three classes, designated as Class A, Class B and Class C. The members of each class of directors serve for staggered three-year terms. Messrs. Bohls and Simpson are currently Class A directors and will stand for reelection at the 2000 annual stockholders meeting. Messrs. Spradling, Gurasich and McClendon are currently Class B directors and are to stand for election at the 2001 annual stockholders meeting. Messrs. Walton and Siddons are currently Class C directors and will stand for election at the 1999 annual stockholders' meeting. The affirmative vote of a plurality of holders of the outstanding shares of Common Stock represented at a meeting at which a quorum is present is required to elect each director nominee

	The following table sets forth certain information with respect to each director and each executive officer of the Company:


Name                          Age        Position
Mark T. Walton(1)(2)          47         Chairman of the Board and President
Ronnie L. Spradling(1)        55         Executive Vice President--New Store
                                      Development and Director
Michael B. Perrine            35         Chief Financial Officer, Treasurer
                                      and Secretary
E. D. Bohls(1)(2)             80         Vice Chairman of the Board
Joseph E. Simpson(1)(2)(3)    65         Director
Robert C. Siddons(1)(2)(4)    56         Director
Steven W. Gurasich,Jr.(3)(4)  50         Director
Zach McClendon, Jr.(3)(4)     61         Director

(1)	Member of the Nominations Committee.
(2)	Member of the Executive Committee
(3)	Member of the Audit Committee.
(4)	Member of the Compensation Committee.

	Mark T. Walton has served as President and as a director of the Company since 1980 and as Chairman of the Board since 1995. From 1979 to 1980, Mr. Walton served as the General Manager of the Company's
Austin store.  Mr. Walton has over 28 years of retail boating experience.

	Ronnie L. Spradling has served as Executive Vice President of the Company since 1989 and as the Executive Vice President of New Store Development since 1994. Mr. Spradling became a director in 1995. Mr. Spradling previously served as the General Manager of Falcon Marine, Inc. (a subsidiary of the Company), located in Midland, Texas from 1982 to 1988. Mr. Spradling has over 31 years of experience in boat retailing operations.

	Michael B. Perrine has served as Chief Financial Officer since 1991 and as Treasurer and Secretary of the Company since 1992. From 1986 to 1991, he served as a loan officer in the Commercial Banking Division of NationsBank, N.A. Mr. Perrine is responsible for developing and implementing the Company's corporate structure.

	E. D. Bohls has served as Vice Chairman of the Board of the Company since 1995 and previously served as Chairman of the Board of the Company from 1979 to 1995. He served as Chairman of the Board of Capitol Commerce Reporter, Inc., a public records research company, from 1986 through 1998. In addition, he has served as Vice President and as a director of Americana Enterprises, a private real estate development joint venture, since 1975. Mr. Bohls is currently an independent investor.

	Joseph E. Simpson has served as a director of the Company since 1979. He served as President and as a director of Capitol Commerce Reporter, Inc., a records research company, from 1986 through 1998. Mr. Simpson is currently an independent investor.

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

Item 11.  Executive Compensation

Compensation of Executive Officers

	The following table sets forth certain information with respect to the compensation awarded to, earned by or paid for services rendered to the Company in all capacities during the fiscal years ended September 30, 1997, September 30, 1997, September 30, 1996 and September 30, 1995, with respect the Company's President, Mr. Walton, the Executive Vice President, Mr.
Spradling, and the Chief Financial Officer, Mr. Perrine (collectively, the ("Named Executive Officers"). No other executive officers of the Company received annual compensation (including salary and bonuses earned) which exceeded $100,000 during the fiscal year ended September
30, 1998.





                           Long-Term Compensation

                                                                       OTHER         SECURITIES
                     Principal    Fiscal                               ANNUAL        UNDERLYING
Name                 Position      Year      Salary        Bonus    COMPENSATION       OPTIONS
-------------------  ------------ -------   ----------   --------   -----------      -----------
Mark T. Walton       President     1998     $181,400     $125,000       --              12,500
                                   1997      175,000      55,500     1,100(2)             --
                                   1996      129,250      45,034     4,177(2)
                                  1995(1)    108,000      45,000        --              20,267



Ronnie L.            Executive     1998     $155,900     $125,000      --               12,500
Spradling            Vice          1997      150,000      58,300    $1,100(2)
                     President     1996       96,900      45,034     1,578(2)             --
                                  1995(1)     69,000      45,000       --               46,933



Michael B.           Chief         1998      $92,700     $76,000        --              12,500
Perrine             Financial      1997       90,000      35,000      $625(2)            5,000
                   Officer         1996       71,085      27,500       625(2)             --
                                   1995       57,600      17,500       --               66,667

(1)	Fiscal year 1995 was a nine-month period; dollar amounts shown have been annualized.
(2)	Principally 401(k) plan matching contribution.



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


Options Granted in Last Fiscal Year

	The following table sets forth information concerning stock options granted by the Company to the Named Executive Officers during the fiscal year ended September 30, 1998.


                           Individual Grants


                    Number of      % of Total
                    Securities       Options
                    Underlying      Granted to       Exercise
                     Options       Employees in       Price      Expiration
Name                 Granted       Fiscal Year      ($/Share)      Date
----------------    ----------     ------------     ---------    -----------
Mark T. Walton        12,500          12.4%           $22.50     1/12/2008

Ronnie L.             12,500          12.4%           $22.50     1/12/2008
Spradling

Michael B.            12,500          12.4%           $22.50     1/12/2008
Perrine



Stock Option Exercises and Holdings

	The following table shows information regarding stock option exercises and unexercised options held as of the end of the fiscal year ended September 30, 1998 by the Named Executive Officers.




                        At September 30, 1998


                                     Number of Unexercised
                                           Options             Value of In-the-Money Options
                     Options
Name*             Exercised*     Exercisable   Unexercisable   Exercisable*   Unexercisable*
--------------    ----------     -----------   -------------   ------------   --------------
Mark T. Walton        0            16,214          16,553        $166,194        $ 41,543

Ronnie L.             0            37,546          21,887        $384,847        $ 96,217
Spradling

Michael B.           25,000        33,332          20,833        $341,653        $ 85,413
Perrine(1)


* Based on closing price of  $15.50  September 30, 1998.


Employment Agreements

	The Company is the beneficiary of employment agreements with TBC Management, Ltd. (an affiliated partnership of the Company) and each of Mark T. Walton, Ronnie L. Spradling and Michael B. Perrine, providing, among other things, for three-year terms commencing in July 1996 and annual base salaries of $181,400 for Mr. Walton, $155,900 for Mr. Spradling and $92,700 for Mr. Perrine, respectively. In addition, Messrs. Walton, Spradling and Perrine have agreed to contractual confidentiality and noncompete provisions in their respective employment agreements, which will extend beyond termination of their employment for any reason. In the event any of these employees are terminated without ''cause,'' as such term is defined in the employee agreements, such employees will be entitled to payment of approximately three times their annual salary.

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

Compensation Committee Interlocks and Insider Participation

	The Compensation Committee consists of Robert C. Siddons, Steven W. Gurusich, Jr. and Zach McClendon, Jr. Mr. Robert C. Siddons served as the President of the Company from 1979 through 1985. Mr. Zach McClendon, Jr. is an indirect majority owner and the Chairman of the Board of SeaArk Boats, Inc. In fiscal year 1998, the Company purchased $4.8 million of boats from SeaArk, Inc. The Company anticipates that this relationship will continue at the same level of activity in fiscal year 1998. No member of the current Compensation Committee serves as an executive officer of the Company, or as a director of any entity, an executive officer of which serves on the Compensation Committee or as a director of the Company.


Item 13.  Certain Relationships and Related Transactions

        SeaArk Boats, Inc. In fiscal year 1998, the Company purchased $4.8 million of boats from SeaArk Boats, Inc. ("SeaArk"). SeaArk is wholly-owned by UniGrace, Inc., which in turn is wholly-owned by McClendon Resources. McClendon Resources is wholly-owned by Zach McClendon, a Director of the Company, and his children. Mr. McClendon serves as the Chairman of the Board of SeaArk, UniGrace, Inc. and McClendon Resources. The Company anticipates that this relationship will continue at the same level in year 1998.

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

Date: January 28, 1999


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signature                          Title                        Date

/S/ MARK T. WALTON

Mark T. Walton         Chairman of the Board, President and    January 28, 1999
                      Director (Principal Executive Officer )


/S/ RONNIE L. SPRADLING

Ronnie L. Spradling     Executive Vice President-New Store     January 28, 1999
                             Development and Director


/S/ MICHAEL B. PERRINE

Michael B. Perrine      Chief Financial Officer, Secretary     January 28, 1999
                        and Treasurer (Principal Financial
                           and  Accounting Officer )



/S/  E. D. BOHLS

E. D. Bohls              Vice Chairman of the Board            January 28, 1999
                              and Director


/S/   ROBERT C. SIDDONS

Robert C. Siddons                Director                      January 28, 1999


/S/   JOSEPH E. SIMPSON

Joseph E. Simpson                Director                      January 28, 1999