Form 10-Q
period 1998-12-31
TRAVIS BOATS & MOTORS INC
filed 1999-02-05
CIK 1012734

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                    Form 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1998

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

Common Stock $.01 par value - 4,288,063 shares as of February 4, 1998.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


   Item 1. Financial Statements

   Travis Boats & Motors, Inc. and Subsidiaries
   Condensed Consolidated Balance Sheets
    ( in thousands, except share data )

                                                            December 31, September 30,
                                                               1998         1998
                                                            ------------ -------------
                                                            (unaudited)
   ASSETS:
      Current assets:
         Cash and cash equivalents                             $2,955       $4,618
         Accounts receivable                                    5,231        4,893
         Inventories                                           56,554       38,934
         Deferred tax asset                                       180          180
         Prepaid federal income taxes                           1,256          425
         Prepaid expenses and other                               976        1,045
                                                              -------      -------
            Total current assets                               67,152       50,095

      Property and equipment:
         Land                                                   3,516        3,516
         Buildings and improvements                             8,664        8,485
         Furniture, fixtures and equipment                      4,271        4,109
                                                              -------      -------
                                                               16,451       16,110
         Less accumulated depreciation                         (3,661)      (3,417)
                                                              -------      -------
                                                               12,790       12,693

      Deferred tax asset                                           96           96

      Intangibles and other assets :
         Goodwill and noncompete agreements, net                6,099        6,202
         Other assets                                              98           30
                                                              -------      -------
            Total assets                                      $86,235      $69,116
                                                              =======      =======


   LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
         Bank Overdraft                                       $            $              -
         Accounts payable                                       1,342        1,697
         Accrued liabilities                                    1,464        2,512
         Amounts due for purchase of business                       0        2,117
         Unearned revenue                                       1,134        1,272
         Current portion of notes payable and other
          short-term obligations                               48,593       26,105
                                                              -------      -------
            Total current liabilities                          52,533       33,703

      Notes payable, less current portion                       4,844        4,980

      Stockholders' equity
         Common Stock, $.01 par value, 50,000,000 authorized,
           4,285,063 and 4,287,063 issued and outstanding at
           December 31, 1998 and September 30, 1998,
           respectively                                            43           43
         Paid-in capital                                       13,840       13,816
         Retained earnings                                     14,975       16,574
                                                              -------      -------
            Total stockholders' equity                         28,858       30,433
                                                              -------      -------
            Total liabilities and stockholders' equity        $86,235      $69,116
                                                              =======      =======

            See notes to unaudited condensed consolidated financial statements


     Travis Boats & Motors, Inc.and Subsidiaries
     Condensed Consolidated Statements of Operations (Unaudited)
     (in thousands, except share data and stores open)

                                                      Three months ended
                                                         December 31,

                                                       1998         1997
                                                     ----------------------
Net sales...........................................   $12,097      $10,142
Cost of goods sold..................................     9,156        7,531
                                                      --------     --------
Gross profit........................................     2,941        2,611

Selling, general and administrative.................     4,505        3,694
Depreciation and amortization.......................       415          333
                                                      --------     --------
                                                         4,920        4,027

Operating
Loss................................................    (1,979)      (1,416)
Interest expense....................................      (555)        (461)
Other Income........................................         8           13
                                                      --------     --------

Loss before income taxes............................    (2,526)      (1,864)
Income tax benefit..................................      (926)        (708)
                                                      --------     --------

Net Loss............................................   ($1,600)     ($1,156)
                                                      ========     ========
Basic and Diluted Loss Per Share....................    ($0.37)      ($0.27)

Weighted avg. basic and dilutive
 common shares outstanding.......................... 4,285,579    4,224,867

Stores open at end of period........................        24           21
                                                     =========    =========

             See notes to unaudited condensed consolidated financial statements


     Travis Boats & Motors, Inc.and Subsidiaries
     Unaudited Condensed Consolidated Statements of Cash Flow
     (in thousands)

                                                                 Three months ended
                                                                    December 31,

                                                                 1998         1997
                                                               -----------------------
     Operating activities:
     Net Loss                                                   ($1,600)     ($1,156)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
        Depreciation and amortization.........................      415          333
        Changes in operating assets and liabilities
           Accounts Receivable................................     (338)         637
           Prepaid Expenses...................................       69          (81)
           Inventories........................................  (17,620)     (15,202)
           Other Assets.......................................      (68)         (89)
           Accounts Payable...................................     (355)      (1,362)
           Accrued Liabilities................................   (1,048)         (21)
           Income Tax Benefit.................................     (831)        (424)
           Unearned Revenue...................................     (138)         783
                                                                -------      -------
        Net Cash used in operating activities.................  (21,514)     (16,582)

        Investing Activities:
        Purchase of businesses................................   (2,185)      (2,987)
        Purchase of property and equipment....................     (341)        (356)

                                                                -------      -------
        Net cash used in investing activities                    (2,526)      (3,343)

        Financing activities:
        Net increase in notes payable and other short term obl   22,353       19,975
        Sale of common stock                                         24            0

                                                                -------      -------
        Net cash provided by financing activities.............   22,377       19,975
        Change in cash and cash equivalents...................   (1,663)          50
        Cash and cash equivalents, beginning of period........    4,618        5,816

        Cash and cash equivalents, end of period..............   $2,955       $5,866
                                                                =======      =======

         See notes to unaudited condensed consolidated financial statements

                               DECEMBER  31, 1998

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Travis Boats & Motors, Inc. and subsidiaries (collectively, the Company) without audit. In the opinion of management, such financial statements include all adjustments (consisting of only recurring accruals) necessary to present fairly the financial position at December 31, 1998; and the interim results of operations and cash flows for the three month periods ended December 31, 1998 and 1997. The condensed consolidated balance sheet at September 30, 1998, presented herein, has been prepared from the audited consolidated financial statements of the Company for the fiscal year then ended.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended September 30, 1998. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the fiscal year ended September 30, 1998 included in the Company's annual Report on Form 10-K.

The results of operations for the three month period ended December 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Statement 128 requires the calculation of earnings per share to exclude common stock equivalents when the inclusion of such would be anti-dilutive. In the quarters ended December 31, 1998 and 1997, the inclusion of common stock equivalents would have been anti-dilutive based upon the net loss posted by the Company. As such, all common stock equivalents were excluded.

The following table sets forth the computation of basic and diluted earnings per share:



                                Three Months Ended       Three Months Ended
                                December 31, 1998        December 31, 1997

Numerator:
        Net loss                $(1,600,000)             $(1,156,000)
                                ___________________________________________
Denominator:
	Denominator for basic
        Earnings per share -
        Weighted avg. shares      4,285,579                4,224,867

Effect of dilutive securities:
        Employee stock options     -------                  -------
                                ___________________________________________

Dilutive potential common shares   -------                  -------

Denominator for diluted earnings
        Per share - adjusted
        Weighted average shares   4,285,579                4,224,867
	And assumed conversions
                                ___________________________________________

Basic loss per share               $(0.37)                   $(0.27)
                                ___________________________________________

Diluted loss per share             $(0.37)                   $(0.27)
                                ___________________________________________

NOTE 3 - ACQUISITIONS

The chart below summarizes significant acquisitions made by the Company has made various acquisitions during the fiscal years ended September
30, 1998, 1997 and 1996.   Each of the acquisitions were completed
through asset purchases (except for Adventure Marine in fiscal 1997, which was a stock purchase) and have been accounted for using the purchase method of accounting. The operating results of the companies acquired have been included in the consolidated financial statements from the respective date of acquisition. The assets acquired generally include boat, motor and trailer inventory, parts and accessories inventory and to a lesser extent, property, plant and equipment. A summary of the Company's significant acquisitions follows:

                                                       Non-compete
                                                       Agreements
                    Date of     Purchase    Tangible     and            Cash   Liabilities   Notes   Stock
Name of Company   Acquisition    Price     Net Assets   Goodwill        Paid     Assumed    Issued   Issued
-----------------------------------------------------------------------------------------------------------
                                      (In Thousands)

Fiscal 1998
-----------
Southeastern
Marine                11/97      $1,730      $1,390     $  280       $ 1,606    $     -     $ 124   $    -
Worthen Marine        12/97         287         142        145           287          -         -        -
HnR Marine            04/98         359         359          -           359          -         -        -
Moore's Marine        05/98         777         376        401           777          -         -        -
Rodgers Marine        09/98       2,443       2,093        350           327      1,766         -      350


Fiscal 1997
-----------
North Alabama
Watersports           10/96         892         687        205           812          -        80        -
Tri-Lakes Marine      11/96       3,180       1,892        644           643      1,937       600        -
Bent's Marine         02/97       1,519         840        679         1,064          -       455        -
McLeod Marine         08/97         958         730        228           958          -         -        -
Adventure Marine      09/97       8,226       5,536      2,690         1,430      5,203       115    1,478

Fiscal 1996
-----------
Red River Marine      09/95       2,955       1,905      1,050           917        438     1,600        -



Effective January 1, 1999, the Company acquired certain assets of Amlin, Inc. dba Magic Marine, which operated store locations in Orlando, Clearwater and St. Petersburg, Florida. This acquisition included boat, motor and trailer inventory, as well as parts and accessories inventory and certain fixed assets of the seller. The approximate purchase price of $7.4 million was paid through the assumption of approximately $6.4 million in short term debt related to inventories acquired, cash and the issuance of common stock.

Effective January 1, 1999, the Company acquired certain assets of Sportsman's Haven, Inc., Sportsman's Haven II, Inc. and Sportsman's Haven IV, Inc. (the 'Sportsman's Haven Entities'), which operated store locations in Little Rock and Pine Bluff, Arkansas. This acquisition included boat, motor and trailer inventory, as well as parts and accessories inventory and certain fixed assets/real estate of the seller. The approximate purchase price of $2.9 million was paid through the assumption of approximately $1.9 million in short term debt related to inventories acquired, cash and the issuance of common stock.

Effective January 1, 1999, the Company opened a new start-up location in Ft. Walton Beach, Florida. The new store location will result in the Company operating two stores in Ft. Walton Beach with each store focusing on different boating lines.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Travis Boats & Motors, Inc. (''Travis Boats'' or the ''Company'') is a leading multi-state superstore retailer of recreational boats, motors, trailers and related marine accessories in the southern United States. The Company, which currently operates 30 stores (24 stores as of December 31, 1998) under the name Travis Boating Center in Texas, Arkansas, Louisiana, Alabama, Tennessee, Mississippi, Florida, Georgia and Oklahoma seeks to differentiate itself from competitors by providing customers a unique superstore shopping experience that showcases a broad selection of high quality boats, motors, trailers and related marine accessories at firm, clearly posted low prices. Each superstore also offers complete customer service and support, including in-house financing programs and full-service repair facilities staffed by factory-trained mechanics.

	History

	Travis Boats was incorporated as a Texas corporation in 1979. As used herein and unless otherwise required by the context, the terms ''Travis Boats'' and the ''Company'' shall mean Travis Boats & Motors, Inc. and its direct and indirect subsidiaries.

	Since its founding as a single retail store in Austin, Texas, the Company has grown both through acquisitions and the establishment of new store locations. During the 1980's, the Company expanded into San Antonio, Texas with the construction of a new store facility. The
Company subsequently made acquisitions of boat retailers operating within the Texas markets of Midland, Dallas and Abilene. It was during this initial period of expansion that the Company began developing the systems necessary to manage a multi-store operation and leveraging the economies of scale associated with volume purchasing. The Company's success in these areas led to the proprietary Travis Edition packaging concept and the Company's pricing philosophy. Since 1990, Travis Boats has opened or acquired 25 additional store locations in the following states: Texas (3), Arkansas (4), Louisiana (4), Alabama (2), Tennessee
(3), Mississippi (1), Florida (6), Georgia (1) and Oklahoma (1)

	As of the date of this Report on Form 10-Q, the Company operates 30 store locations under the name Travis Boating Center through the opening or acquisition of six (6) locations in January of 1999. The new stores include, two in Arkansas (Little Rock and Pine Bluff) and four in Florida (Longwood, St. Petersburg, Clearwater, and Ft. Walton Beach).

	The Company sells approximately 75 different Travis Edition models of brand-name fishing, water-skiing and general recreational boats, along with motors, trailers, accessories and related equipment. Personal watercraft, off-shore fishing boats and cabin cruisers are also offered for sale at selected store locations. During fiscal 1998, substantially all of the boat units sold range in size from 16 to 25 feet at prices ranging from $7,500 to $25,000. Approximately 1.7% of new boat sales are personal watercraft with retail prices generally ranging from $5,000 to $10,000 and approximately 6.7% of new boat sales are off-shore fishing boats and cruisers with lengths of 27 feet or greater and ranging in retail price from $50,000 to $300,000. The Company's retail pricing structure seeks to maintain a consistent gross profit percentage for each of it's Travis Edition models.

	The Company custom designs and pre-packages combinations of popular brand-name boats, such as Larson, Sprint, Wellcraft and Sea Ark boats with outboard motors generally manufactured by Outboard Marine
Corporation or Brunswick, along with trailers and numerous accessories, under its proprietary Travis Edition product line. These signature
Travis Edition packages, which account for the vast majority of total new boat sales, have been designed and developed in coordination with the manufacturers and often include distinguishing features and accessories that have historically been unavailable to, or listed as optional by, many competitors. These factors enable the Company to provide the customer with an exceptional product that is conveniently packaged for immediate enjoyment and is competitively priced.

	The Company believes that it offers a selection of boat, motor and trailer packages that fall within the price range of the majority of all boats, motors and trailers sold in the United States. The Company's product line generally consists of boat packages priced from $7,500- $25,000 with approximate even distribution within this price range.
While the Company's sales have historically been concentrated on boats with retail sales prices below $25,000, the Company in limited market areas and quantities does sell boats that have retail sales prices in
excess of $200,000.   Additionally, as the Company continues to operate
in Florida and enters other markets along the Gulf of Mexico or coastal areas, management believes that the distribution of off-shore fishing boats and cabin cruisers will continue to increase as a percentage of net sales. Management believes that by combining flexible financing arrangements with an even distribution of products through a broad price range, the Company is able to offer boat packages to customers with different purchasing budgets and varying income levels.


Results of Operations

Quarter Ended, December 31, 1998 Compared to the Quarter Ended, December
31, 1997

Net sales. Net sales increased by 19.3% to $12.1 million in the first quarter of fiscal 1999 from $10.1 million in the first quarter of fiscal 1998. The primary components of the increase in net sales have been the result of newly opened or acquired store locations in fiscal 1998 and
positive comparable store sales.   Accordingly, of the increase in net
sales, $1.4 million, or 70.0% was related to the store locations that were (i) newly opened or acquired in fiscal 1998, or (ii) those relocated or renovated to meet the Company's superstore standards during fiscal 1998. The Company also benefited from growth in comparable store sales. During the first quarter of fiscal year 1999, comparable store sales increased by 8.7%, or $0.6 million, (14 stores in base) versus a 1.9% decrease in comparable store sales (11 stores in base) during the first quarter of fiscal 1998.

Gross profit.   Gross profit increased by 12.6% to $2.9 million in the
first quarter of fiscal 1999 from $2.6 million in the same quarter of fiscal 1998, while gross profit as a percent of net sales decreased to
24.3% from 25.7% during the same periods.   Gross profit margins on
boats, which the Company seeks to maintain consistent across its Travis
Edition product line,  remained flat quarter to quarter.   The decrease
in total gross profit as a percent of net sales was primarily related to three areas: (1) The fiscal 1999 quarter had a sales transaction of approximately $300,000 in bulk oil to a wholesale customer. As a wholesale transaction, the sale of the bulk oil was below the Company's standard retail profit margins thereby causing a disproportionate sales mix impact in the December quarter. The Company does not to expect to have other wholesale transactions during fiscal 1999 which would materially effect total gross profit margins; (2) service revenues, as a percentage of net sales, declined in the quarter ended December 31, 1999. Management believes that unseasonably warm weather resulted in customers deferring normal 'off season' maintenance or winterization of their boats; (3) Finance and Insurance revenue, which has also has a major impact on gross profit, declined to 10.9% from 14.1%, as a percentage of net sales, in the quarter ended December 31, 1998 and
1997, respectively.   Management believes the decline was attributable
to a planned shift in the off-season months of October through December to replace and realign certain of its store location's F&I managers.
The adjustments made during this period allow for training prior to the main selling season which typically begins in January of each year.

Net sales attributable to F&I Products contributed $322,000, or 10.9%, of total gross profit in the first quarter of fiscal 1999, compared to $368,000, or 14.1%, of total gross profit for the first quarter of the prior fiscal year. The costs associated with the sale of F&I Products are included in selling, general and administrative expenses.

Selling, general and administrative expenses.   Selling, general and
administrative expenses increased by 22.0% to $4.5 million in first quarter of fiscal 1999 from $3.7 million for the first quarter of fiscal 1998. Selling, general and administrative expenses as a percent of net sales increased to 37.2% in the first quarter of fiscal 1999 from 36.4% for the first quarter of fiscal 1998. This increase as a percent of net sales was primarily the result of start-up and travel costs associated with operating a larger store base, and increased promotion and advertising associated with an expanded regional market presence.

Depreciation and amortization expenses, as a percent of net sales, increased in the first quarter of fiscal 1999, to 3.4% from 3.3% in the same quarter of the prior fiscal year. The increase was primarily a result of the amortization costs of the acquisitions which occurred in fiscal 1998, and higher depreciation costs on leasehold or building improvements associated with the conversion of certain existing stores to superstore standards.

Interest expense. Interest expense increased by 20.4% to $555,000 in the first quarter of fiscal 1999 from $461,000 in the first quarter of fiscal 1998. The increase was primarily the result of the additional debt incurred in the acquisitions occurring during fiscal 1998, as well as higher balances on the Company's floor plan and revolving bank lines necessary to support inventory requirements for the larger store network. Through increased sales and improved short term interest rates tied to the Prime and LIBOR lending rates, interest expense as a percent of net sales remained constant at 4.6% in the first quarter of fiscal 1999 when compared to the same quarter of the prior fiscal year. See "Liquidity and Capital Resources", "Seasonality".

Net loss.   The Company experienced a net loss of $1.6 million for the first quarter of fiscal 1999. This represents an increase of 38.4% from the net loss of $1.2 million in the first quarter of fiscal 1998. The net loss as a percentage of net sales was 13.2% and 11.4% for the first quarter of fiscal 1999 and 1998, respectively. While the Company continued to benefit from increased sales, the reduction in gross profit and increase in selling, general and administrative expenses resulted in the increase in net loss as a percentage of sales. The Company expects to continue to experience higher levels of net losses in the first fiscal quarter based upon the seasonality of the recreational boating industry in the states in which it operates. See "Liquidity and Capital Resources", "Seasonality".

Liquidity and Capital Resources

The Company's short-term cash needs are primarily for working capital to support operations, including inventory requirements, off-season liquidity and store expansion. These short-term cash needs have historically been financed with cash from operations and borrowings under the Company's credit facilities. At December 31, 1998, the Company had working capital of $14.6 million, centered in $56.6 million in inventories, offset by $46.6 million in short-term revolving/floorplan credit lines outstanding. As of December 31, 1998, the aggregate maximum borrowing limits under floor plan and revolving lines of credit were approximately $112.0 million, of which the Company was eligible to borrow approximately $50.0 million pursuant to the Company's borrowing formula.

Operating activities used cash of $21.5 million for the first three months of fiscal 1999 due primarily to the net increases of $17.6 million in inventories and the reported seasonal net loss. The first quarter historically represents the off selling season for the Company (see "Seasonality"). Inventory growth traditionally builds during the first quarter in preparation for the selling season which begins with boat and recreation shows occurring in January and February in certain market areas in which the Company conducts business. This inventory level generally falls to an annual low point during the fourth fiscal quarter.

The Company used net cash in investing activities of approximately $2.5 million in the first three months of fiscal 1999. During the first three months of fiscal 1999, the Company funded $2.1 million for the acquisition of Rodgers Marine, a division of Rodgers Cadillac, Inc. The Company also continued to renovate stores to superstore standards and updated certain facilities with its standard superstore trade dress awnings and neon.

Financing activities for the three months ended, December 31, 1998 provided $22.4 million of cash flows primarily from the net proceeds of borrowings under the Company's credit facilities. The Company has a $55.0 million revolving line of credit agented by NationsBank of Texas, N.A. The line provides for borrowing pursuant to a borrowing formula based upon the certain of the Company's inventory and accounts receivable. Collateral consists of a security interest in specific inventories (and proceeds thereof), accounts receivable and contracts in transit. The line has a maturity on October 31, 1999 and pricing is at the Company's election of the prime rate minus 1.00% or on a LIBOR based price structure. There is a fee on the unused portion assessed quarterly. A comprehensive loan agreement governs the line of credit. The agreement contains financial covenants regulating debt service coverages, tangible net worth, operating leverage and restrictions on dividends or distributions. As of December 31, 1998, $29.5 million was drawn on the revolving line and the Company could borrow an additional $25.5 million, of which approximately $3.2 million was immediately available for borrowing based upon the revolving line's borrowing formula. As the Company purchases inventory, the amount purchased increases the borrowing base availability and typically the Company makes a determination to borrow depending upon anticipated working
capital requirements.   Management believes the Company to be in
compliance with the terms and conditions of this loan agreement.

The Company also maintains floor plan lines of credit with various finance companies providing approximately $57.0 million in credit limits. These floor plan lines generally have no stated maturity and utilize subsidies from manufacturers to provide for certain interest free periods each calendar year (usually August through May). Certain of these floor plan lines of credit with finance companies are governed by loan agreements containing various financial covenants concerning, among others, ratios governing tangible net worth and leverage. As of December 31, 1998, approximately $17.1 million was outstanding under these floor plan lines and management believes the Company was in compliance with the terms and conditions of these loan agreements.

Merchandise inventories were $56.6 million and $38.9 million as of December 31, 1998 and September 30, 1998, respectively.

The Company's revolving credit facility, floor plan lines of credit and internally generated working capital are expected by the Company's management to be sufficient to meet the Company's cash requirements at least through the remainder of fiscal 1999.

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

Based on recent system evaluations, surveys, and on-site inventories, the Company determined that it will be required to modify or replace minimal portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. As part of a previously planned company-wide upgrade to its accounting systems initiated in March of 1998, the Company is presently replacing its integrated accounting and point-of-sale management information system ('MIS'). The new MIS system is currently operating in seven (7) store locations and the Company is planning to install the system in approximately 8 new store locations by the end of calendar 1999 and in substantially each of the new store locations acquired in fiscal 1999. The new MIS system was selected in part due to its ability to allow the Company increased efficiencies in its efforts to further centralize full financial and accounting operations. The new MIS system is a Y2K compliant system. The Company's existing integrated accounting and point of sale system currently is not Y2K compliant. The system's owner, Bell & Howell, Inc. has notified the Company that the system is expected to have a Y2K compliant version by the end of the first quarter of calendar 1999. Having the existing software Y2K compliant before year 2000 greatly reduces any risk of delays in implementation of the new system. However, in the event the Bell & Howell system is not Y2K compliant by the second quarter of 1999, the Company has determined that an immediate evaluation by the Company's management and the Board of Directors will be required to determine if the Company should accelerate its planned implementation of the new MIS system. If acceleration of implementation of the new MIS system occurs, the Company believes it would experience a cost of approximately $200,000 in additional travel, training, consulting, personnel and other costs. If the Company discontinued use of its existing system it would also be required to expense all unamortized system costs.

The Company has one other key system that is not part of the integrated package. The Company contracts with Automatic Data Processing ('ADP') for payroll processing. ADP has provided the Company with separate software in which is used to administer the company-wide payroll. The Human Resources department of the Company has just completed installation of a year 2000 compliant version which has been provide to the Company by ADP.

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

The Company has, and continues to utilize a written questionnaire specifically designed to query significant vendors, including but not limited to, boat suppliers, parts/accessory suppliers and wholesalers, and financial institutions. Certain of the companies queried have responded to questionnaires stating that their systems are Y2K compliant. The Company is monitoring the status of the questionnaire respondents that have indicated that Y2K compliance is not yet complete, but is anticipated to be complete during calendar year 1999. The Company has not received any questionnaires from companies that have expressed an inability or business related purpose that would render them unable to reach Y2K compliance. To date, the Company is not aware of any Y2K issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that significant vendors will be Y2K ready. The inability of vendors to complete their Y2K resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by significant vendors is not determinable.

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

PART II.  OTHER INFORMATION
Item 2.
(c) Securities Issues by Registrant

On September 25, 1998, the Company consummated the acquisition of certain assets of Rodgers Marine, a division of Rodgers Cadillac, Inc., which operated a retail boating store location in Lenoir City, Tennessee. The total consideration for Rodgers Marine consisted of cash and newly issued shares of Common Stock of the Company. The Company issued an aggregate of 19,707 shares of its stock, with a value of $350,000 to Rodgers Cadillac, Inc.



                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: February 4, 1999                       Travis Boats & Motors, Inc.



                         By:_/s/ Michael B. Perrine_____

                                Michael B. Perrine
                  Chief Financial Officer, Treasurer and Secretary
                    (Principal Accounting and Financial Officer)