Form 10-Q
period 1999-03-31
TRAVIS BOATS & MOTORS INC
filed 1999-05-17
CIK 1012734

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-Q

       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 1999

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

Common Stock $.01 par value - 4,287,063 shares as of May 14, 1999.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item 1. Financial Statements

Travis Boats & Motors, Inc. and Subsidiaries
Condensed Consolidated Balance
Sheets
 ( in thousands, except share data
)
                                                 March 31,       September 30,
                                                   1999             1998
                                               ------------    ----------------
                                                (unaudited)

ASSETS:
   Current assets:
       Cash and cash equivalents                     $6,391              $4,618
       Accounts receivable                           15,158               4,893
       Inventories                                   74,096              38,934
       Deferred tax asset                               180                 180
       Prepaid federal income                           341                 425
       taxes
       Prepaid expenses and other                     1,875               1,045
                                               ------------    ----------------
         Total current assets                        98,041              50,095

   Property and equipment:
       Land                                           3,866               3,516
       Buildings and improvements                     9,179               8,485
       Furniture, fixtures and                        4,910               4,109
       equipment
                                               ------------    ----------------
                                                     17,955              16,110
       Less accumulated                             (3,892)             (3,417)
       depreciation
                                               ------------    ----------------
                                                     14,063              12,693

   Deferred tax asset                                    96                  96

   Intangibles and other assets :
       Goodwill and non-compete agreements,           8,306               6,202
       net
       Other assets                                     237                  30
                                               ------------    ----------------
         Total assets                              $120,743             $69,116
                                               ============    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
       Accounts payable                              $3,793              $1,697
       Accrued liabilities                            3,345               2,512
       Amounts due for purchase of business           1,379               2,117
       Unearned revenue                               1,623               1,272
       Floorplan and revolving line of               73,365              25,148
       credit payable
       Current portion of notes payable and             984                 957
       other short-term obligations
                                               ------------    ----------------
         Total current liabilities                   84,489              33,703

   Notes payable, less current portion                5,619               4,980

   Stockholders' equity
       Common Stock, $.01 par value, 50,000,000
       authorized, 4,287,063 and 4,285,063 issued
       and outstanding at March 31, 1999 and
       September 30, 1998, respectively                 43                   43
       Paid-in capital                              13,840               13,816
       Retained earnings                            16,752               16,574
                                               -----------     ----------------
         Total stockholders'                        30,635               30,433
         equity
                                               -----------     ----------------
         Total liabilities and stockholders'      $120,743              $69,116
         equity
                                               ===========     ================
         See notes to unaudited condensed consolidated financial statements



Travis Boats & Motors,
Inc. and Subsidiaries
Unaudited Condensed Consolidated
Statements of Operations
(in thousands, except
share data and stores
open)

                             Three months ended         Six months ended
                                  March 31,                  March 31,

                            1999          1998          1999          1998
                        ------------  ------------  ------------  -------------
Net sales                    $43,965       $33,427       $56,062        $43,569
Cost of goods sold            32,606        24,323        41,762         31,854
                        ------------  ------------  ------------  -------------
Gross profit                  11,359         9,104        14,300         11,715

Selling, general and           7,252         5,294        11,757          8,988
administrative
Depreciation and                 404           346           819            679
amortization
                        ------------  ------------  ------------  -------------
                               7,656         5,640        12,576          9,667

Operating income               3,703         3,464         1,724          2,048
Interest expense               (948)         (578)       (1,503)        (1,039)
Other income                      51            14            59             27
                        ------------  ------------  ------------  -------------

Income before income           2,806         2,900           280          1,036
taxes
Provision for income           1,029         1,102           103            394
taxes
                       -------------  ------------  ------------  -------------
Net Income                    $1,777        $1,798          $177           $642
                       =============  ============  ============  =============

Basic earnings per share       $0.41         $0.42          $0.04         $0.15
Diluted earnings per           $0.40         $0.41          $0.04         $0.15
share
Weighted average common    4,287,063     4,253,545      4,286,794     4,241,588
shares outstanding

Weighted average
dilutive common shares     4,429,629     4,423,316      4,421,564     4,405,348
outstanding

Stores open at period end    32            22             32            22
                       =============  ============  =============  ============


Travis Boats & Motors, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
( $ in thousands)
                                                       Six months ended
                                                            March 31,
                                                       1999          1998
                                                   ------------  ------------
Operating activities:
Net Income                                                 $177          $642
Adjustments to reconcile net income to net cash used in
  operating activities:
    Depreciation and amortization                           819           679
    Changes in operating assets and liabilities:

       Accounts receivable                             (10,265)       (5,220)
       Prepaid assets                                     (746)         (694)
       Inventories                                     (24,916)      (21,301)
       Other assets                                       (207)          (75)
       Accounts payable                                   2,027         (289)
       Accrued liabilities                                  833           390
       Income taxes payable                                   0           523
       Unearned revenue                                     351         1,502
                                                   ------------  ------------
Net cash used in by operating activities               (31,927)      (23,843)

Investing Activities:
Purchase of businesses                                  (4,898)       (3,696)
Purchase of property and equipment                      (1,128)         (977)
                                                   ------------  ------------
Net cash used in investing activities                   (6,026)       (4,673)

Financing activities:
Net increase in floorplan and revolving debt, notes
payable and other short term obligations                 39,702        31,361

Issuance of common stock                                     24           334
                                                   ------------  ------------
Net cash provided by financing activities                39,726        31,695
Change in cash and cash equivalents                       1,773         3,179
Cash and cash equivalents, beginning of period            4,618         5,816
                                                   ------------  ------------
Cash and cash equivalents, end of period                 $6,391        $8,995
                                                   ============  ============


        See notes to unaudited condensed consolidated financial statements



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH  31, 1999

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Travis Boats & Motors, Inc. and subsidiaries (collectively, the Company) without audit. In the opinion of management, such financial statements include all adjustments (consisting of only recurring accruals) necessary to present fairly the financial position at March 31, 1999; and the interim results of operations and cash flows for the three month and six month periods ended March 31, 1999 and 1998. The condensed consolidated balance sheet at September 30, 1998, presented herein, has been prepared from the audited consolidated financial statements of the Company for the fiscal year then ended.

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

The results of operations for the three month and six month periods ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - NET INCOME PER COMMON SHARE


The following table sets forth the computation of basic and diluted earnings per share:

                                   Three Months Ended         Six Months Ended
                                         March 31                 March 31
                                    1999         1998         1999        1998
                                    ----         ----         ----        ----
Numerator:
     Net income               $1,777,000   $1,798,000    $ 177,000   $ 642,000

Denominator:
       Denominator for basic
       earnings per share -
       weighted avg. shares    4,287,063    4,253,545    4,286,794   4,241,588

Effect of dilutive securities:
       Employee stock options    141,610      169,771      134,770     163,760

                    __________________________________________________________


Denominator for diluted earnings
       Per share - adjusted
        weighted average shares 4,428,673   4,423,316    4,421,564   4,405,348
        and assumed conversions ______________________________________________

Basic earnings per share             $.41        $.42         $.04        $.15
                                ______________________________________________

Diluted earnings per share           $.40        $.41         $.04        $.15
                                ______________________________________________


As of March 31, 1999, the Company had issued and outstanding incentive stock options to certain officers and employees equaling 52,500 shares which are anti dilutive based upon their strikeprice and as such are not included in the above chart. The 52,500 option shares have a weighted average strike price of $22.48 and a weighted average outstanding remaining life of 8.77 years.

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


                                        Non-
                                        compete         Liabil Note
Name of Company   Date of Purcha Tangib Agreemen Cash    ities   s   Stock
                  Acquisi   se   le Net ts and   Paid   Assume Issu  Issue
                   tion   Price  Assets Goodwill          d     ed     d
__________________________________________________________________________

                                    (In Thousands)

Fiscal 1999
-----------
Amlin, Inc. dba     01/99 $7,584 $6,494   $1,090 $1,619 $5,494   $471    -
Magic Marine
Sportsman's Haven   01/99  2,993   2,343      650    931  1,483   579    -
Pier 68 Marina      02/99  2,780   2,224      556     86  2,365   329    -

Fiscal 1998
-----------
Southeastern        11/97 1,730   1,390      280  1,606      -   124     -
Marine
Worthen Marine      12/97   287     142      145    287      -     -     -
HnR Marine          04/98   359     359        -    359      -     -     -
Moore's Marine      05/98   777     376      401    777      -     -     -
Rodgers Marine      09/98 2,443   2,093      350    327  1,766     -   350

Fiscal 1997
-----------
North Alabama       10/96   892     687      205    812      -    80     -
Watersports
Tri-Lakes Marine    11/96 3,180   1,892      644    643  1,937   600     -
Bent's Marine       02/97 1,519     840      679  1,064      -   455     -
McLeod Marine       08/97   958     730      228    958      -     -     -
Adventure Marine    09/97 8,226   5,536    2,690  1,430  5,203   115 1,478

Fiscal 1996
-----------
Red River Marine    09/95 2,955   1,905    1,050    917    438 1,600     -


Effective April 30, 1999, the Company acquired certain assets of DSA Marine Sales & Service,Inc. dba The Boatworks, which operated store locations in Bradenton, Clearwater and Englewood, Florida. This acquisition included boat, motor and trailer inventory, as well as parts and accessories inventory and certain fixed assets of the seller. The approximate purchase price of $6.4 million was paid through the assumption of approximately $4.2 million in short term debt related to inventories acquired, cash of approximately $550,000 and the issuance of common stock.

NOTE 4 - COMPREHENSIVE INCOME

For the quarter and the six months ended March 31, 1999, Comprehensive Income equalled Net Income.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General
Travis Boats & Motors, Inc. (''Travis Boats'' or the ''Company'') is a leading multi-state superstore retailer of recreational boats, motors, trailers and related marine accessories in the southern United States. The Company, which currently operates 35 stores (32 stores as of March 31, 1999) under the name Travis Boating Center in Texas, Arkansas, Louisiana, Alabama, Tennessee, Mississippi, Florida, Georgia and Oklahoma seeks to differentiate itself from competitors by providing customers a unique superstore shopping experience that showcases a broad selection of high quality boats, motors, trailers and related marine accessories at firm, clearly posted low prices. Each superstore also offers complete customer service and support, including in-house financing programs and full-service repair facilities staffed by factory-trained mechanics.

	History

	Travis Boats was incorporated as a Texas corporation in 1979. As used herein and unless otherwise required by the context, the terms ''Travis Boats'' and the ''Company'' shall mean Travis Boats & Motors, Inc. and its direct and indirect subsidiaries.

	Since its founding as a single retail store in Austin, Texas, the Company has grown both through acquisitions and the establishment of new store locations.
During the 1980's, the Company expanded into San Antonio, Texas with the construction of a new store facility. The Company subsequently made acquisitions of boat retailers operating within the Texas markets of Midland, Dallas and
Abilene. It was during this initial period of expansion that the Company began developing the systems necessary to manage a multi-store operation and leveraging the economies of scale associated with volume purchasing. The
Company's success in these areas led to the proprietary Travis Edition packaging concept and the Company's pricing philosophy. Since 1990, Travis Boats has opened or acquired 30 additional store locations in the following states: Texas
(3), Arkansas (4), Louisiana (4), Alabama (2), Tennessee (3), Mississippi (1),
Florida (11), Georgia (1) and Oklahoma (1)

 As of the date of this Report on Form 10-Q, the Company operates 35 store locations under the name Travis Boating Center through the acquisition of three
(3) locations in April of 1999. The newly acquired stores are located in Bradenton, Clearwater and Englewood, Florida .

	The Company sells approximately 75 different Travis Edition models of brand-
name fishing, water-skiing and general recreational boats, along with motors, trailers, accessories and related equipment. Personal watercraft, off-shore fishing boats and cabin cruisers are also offered for sale at selected store locations. During fiscal 1999 and 1998, substantially all of the boat units sold range in size from 16 to 25 feet at prices ranging from $7,500 to $25,000.
In fiscal year 1998, approximately 1.7% of new boat sales are personal watercraft with retail prices generally ranging from $5,000 to $10,000 and approximately 6.7% of new boat sales are off-shore fishing boats and cruisers with lengths of 27 feet or greater and ranging in retail price from $50,000 to
$300,000.  The Company's retail pricing structure seeks to maintain a consistent gross profit percentage for each of it's Travis Edition models.

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

	The Company believes that it offers a selection of boat, motor and trailer packages that fall within the price range of the majority of all boats, motors and trailers sold in the United States. The Company's product line generally consists of boat packages priced from $7,500-$25,000 with approximate even distribution within this price range. While the Company's sales have historically been concentrated on boats with retail sales prices below $25,000, the Company in limited market areas and quantities does sell boats that have
retail sales prices in excess of $200,000.   Additionally, as the Company
continues to operate in Florida and enters other markets along the Gulf of Mexico or coastal areas, management believes that the distribution of off-shore fishing boats and cabin cruisers will continue to increase as a percentage of net sales. Management believes that by combining flexible financing arrangements with an even distribution of products through a broad price range, the Company is able to offer boat packages to customers with different purchasing budgets and varying income levels.

Results of Operations

Quarter Ended, March 31, 1999 Compared to the Quarter Ended, March 31, 1998 and Six Months Ended, March 31, 1999 Compared to the Six Months Ended March 31, 1998.

Net sales.   Net sales increased by 31.5% to approximately $44.0 million in the second quarter of fiscal 1999 from $33.4 million in the second quarter of fiscal 1998. For the six months ended, March 31, 1999, net sales increased by 28.7% to $56.1 million from $43.6 million during the same period of the prior year. Of the increases in net sales, approximately $1.7 million and $833,000 million were attributable to a 6.2% and 2.6% growth in comparable store sales for the quarter (17 stores in base) and six months (14 stores in base) ended March 31, 1999, respectively.

General growth in overall sales volume was primarily the result of the increased number of stores in operation during the periods (32 vs. 22), the participation in additional season opening boat and recreation shows, and a favorable mix of Travis Edition boat sales that has resulted in a higher average sales price (approximately $18,500 versus $15,000 in fiscal 1998). A primary component in the favorable mix of Travis Edition boat packages sold has been the increase in sales of the Company's "Blue-water" (off-shore) fishing boats and other Travis Edition boating packages. The "Blue-water" fishing boats, which are typically 25-35 feet in length and designed for off-shore use, are generally sold in the Company's store locations serving coastal markets such as those store locations acquired in Louisiana, Mississippi and Florida. As the Company
 continues to operate in Florida and enters other coastal type markets along the Gulf of Mexico or the Atlantic coast, management believes that the distribution of off-shore fishing boats and cabin cruisers will increase as a percentage of net sales.

During the quarter and the six months ended March 31, 1998, the Company also experienced an increase in net sales related to parts/accessories, service labor and used boats. The increase in net sales of these revenue components is primarily attributable to the Company locations which have been constructed or renovated to its superstore standards. The Company has 17 of its 32 locations operating in facilities meeting its superstore standards. These superstore locations provide larger and more accessible areas to merchandise and showcase the Company's parts/accessory product selection and to conduct repair work on
boats.   The Company's recent store acquisitions (including stores in Knoxville,
 Tennessee; Hot Springs and Little Rock, Arkansas; St. Petersburg, Clearwater and Longwood, Florida; and Jacksonville, Florida) are not yet operating in facilities meeting the Company's superstore standards and in certain instances are operating in temporary facilities. Accordingly, these newly acquired store locations have not contributed in a material amount to the aforementioned increase in net sales of parts/accessories, service labor and used boats.

Also, included within net sales is revenue that the Company earns related to F&I
 ("Finance and Insurance") Products. The Company, through relationships with various national and local lenders, is able to place financing for its customers boating purchases. These lenders allow the Company to ''sell'' the loan at a rate higher than a minimum rate established by each such lender and the Company earns fees based on the percentage increase in the loan rate over the lender's minimum rate. The Company sells these loans without recourse except that in certain in-stances the Company must return the fees earned if the customer repays the loan or defaults in the first 120-180 days.The Company also sells, as a broker, certain types of insurance (property/casualty, credit life, dis-ability) and extended service contracts. The Company may also sell these products at amounts over a minimum established cost and earn income based upon
the profit over the minimum established cost.   Net sales attributable to F&I
Products contributed $2.2 million, or 4.8%, of net sales in the second quarter of fiscal 1999, as compared to $2.1 million or 6.3%, of net sales for the second quarter of the prior fiscal year. For the six months ended March 31, 1999, net sales attributable to F&I Products contributed $2.5 million, or 4.5% of net sales, compared to $2.5 million or 5.7% of net sales, for the same period of the prior year. Management attributes the decline in net sales attributable to F&I products as a percentage of net sales to: (i) the relative inexperience and unfamiliarity to Travis operating procedures of  numerous F&I managers hired for newly acquired store locations, (ii) a shift to a higher average selling price of boats to customers that were less desirous or in need of financing to fund their boat purchase and (iii) active solicitation of boat loans from certain credit unions and other "non-conventional" financing sources offering favorable interest rates and financing terms. While the net sales attributable to F&I products was negatively impacted during the quarter ended March 31, 1999 by the aforementioned factors, the Company believes that its F&I product selection is competitive within the industry. The Company plans to continue emphasis on the training of F&I employees and provide incentive designed to compliment the achievement of established departmental goals.

Comparable store sales increased by 6.2% for the quarter (17 stores in base) and 2.6% for the six months (14 stores in base) ended March 31, 1999, respectively. In the prior year, comparable store sales increased by 10.1% for the quarter
(11 stores in base) and 5.5% for the six months (10 stores in base) ended March 31, 1998, respectively. The Company's planned acquisition strategy and subsequent renovation of stores to superstore standards is expected to continue to negatively impact the number of stores eligible for comparable store base calculations in relationship to the total number of store locations operated.
As such, comparable store performance is expected to remain unstable until higher percentages of the Company's stores are eligible for comparable store calculations.

Gross profit.   Gross profit increased by 24.8% to $11.4 million in the second quarter of fiscal 1999 from $9.1 million in the same quarter of fiscal 1998, while gross profit as a percent of sales decreased to 25.8% from 27.2% during the same periods. For the six months ended, March 31, 1999, gross profit increased 22.1% to $14.3 million from $11.7 million in the same period of the prior year. However, during the period gross profit as a percent of sales decreased to 25.5% from 26.9%. The decrease in gross profit as a percent of sales for the quarter and six months ended March 31, 1999 were primarily related to the mix of revenues discussed above in Net Sales attributable to traditionally higher gross profit sales categories such as: F&I income, over the counter sales of parts & accessories and service labor, as well as the mix of larger, more expensive boats sold during the periods.

Notwithstanding the factors discussed in the above paragraph, net sales attributable to F&I Products have a significant impact on the gross profit margin. Net sales of these products contributed $2.2 million, or 19.3%, of total gross profit in the second quarter of fiscal 1999, as compared to $2.1 million or 23.1%, of total gross profit for the second quarter of the prior fiscal year. For the six months ended, March 31, 1999, net sales attributable to F&I Products accounted for $2.5 million, or 17.5% of the total gross profit, compared to $2.5 million or 21.2%, for the same period of the prior year. Net sales attributable to F&I Products are reported on a net basis, therefore, all of such sales contribute directly to the Company's gross profit. The costs associated with the sale of F&I Products are included in selling, general and administrative expenses.

Selling, general and administrative expenses.   Selling, general and
administrative expenses increased by 37.0% to $7.3 million in second quarter of fiscal 1999 from $5.3 million for the second quarter of fiscal 1998. Selling, general and administrative expenses as a percent of net sales increased to 16.5% in the second quarter of fiscal 1999 from 15.8% for the second quarter of fiscal 1998.

Selling, general and administrative expenses in actual dollars increased by approximately 30.8% to $11.8 million for the six months ended March 31, 1999, versus $9.0 million in the same period of the prior fiscal year. In the same period selling, general and administrative expenses as a percent of net sales
increased to 21.0% from 20.6%.   In terms of both actual dollars and as a
percentage of net sales, the increase in selling, general and administrative expenses was primarily attributable to increased expenses associated with the operation of a larger store network, including growth in the corporate-office staffing infrastructure and increased advertising costs. Rental expense also increased as a percent of net sales as the Company expanded and relocated its Corporate headquarters which had previously been located in the Austin, Texas superstore facility. Opening and other start-up costs associated with the acquisition and start-up of eight (8) new store locations during the quarter ended March 31, 1999, plus expenses of the relocation and renovation of various store locations also contributed to the increase in selling, general and administrative expenses. However, the increase in selling, general and administrative expenses was partially offset by a reduction in gross wages to 11.7% from 12.3% of net sales for the six months ended March 31, 1999.

Depreciation and amortization expenses.   Depreciation and amortization
expenses increased by 16.8% to $404,000 in second quarter of fiscal 1999 from $346,000 for the second quarter of fiscal 1998. Depreciation and amortization expenses as a percent of net sales decreased to .92% in the second quarter of fiscal 1999 from 1.0% for the second quarter of fiscal 1998. Depreciation and amortization expenses, as a percentage of net sales, decreased to 1.5% for the six months ended March 31, 1999, versus 1.6% in the same period of the prior fiscal year.

Depreciation and amortization expenses decreased as a percentage of net sales in the quarter and for the six months ended, March 31, 1999, primarily as a result of the increased net sales related to the growth in the net sales resulting from the increased number of stores in operation during the periods.

Interest expense.   Interest expense, in actual dollars, increased to $948,000 in second quarter of fiscal 1999 from $578,000 in the second quarter of fiscal 1998, while interest expense as a percent of net sales increased to 2.2% from 1.7% of net sales in the second quarter of both fiscal 1999 and fiscal 1998, respectively. For the six months ended March 31, 1999, interest expense increased to $1.5 million from $1.0 million in the same period of the prior year and interest expense as a percent of net sales increased to 2.7% from 2.4%.
 The increase was primarily the result of the additional debt incurred in the acquisitions occuring during fiscal 1999 and 1998 as well as higher balances on the Company's floor plan and revolving bank lines necessary to support inventory requirements for the larger store network.

Net Income.   The Company posted a net income of $1.8 million for the second quarter of fiscal 1999 which remained flat from the same level of $1.8 million for second quarter of fiscal 1998. Net income as a percent of net sales decreased to 4.0% from 5.4% for the second quarter of fiscal 1999 and 1998, respectively. For the six month periods ended March 31, 1999 and 1998, respectively, net income declined by $465,000 from $642,000 to $177,000.

The diminished net income has primarily been the result of the Company generating higher net sales levels while realizing decreased gross profit margins as a result of the items discussed herein.

Liquidity and Capital Resources

The Company's short-term cash needs are primarily for working capital to support operations, including inventory requirements, off-season liquidity and store expansion. These short-term cash needs have historically been financed with cash from operations and borrowings under the Company's credit facilities. At March 31, 1999, the Company had working capital of $13.6 million, including $15.2 million in accounts receivable (primarily contracts in transit from sales) and $74.1 million in inventories, offset by approximately $7.1 million of accounts payable and accrued liabilities, and $74.3 million in other short-term liabilities including revolving/floorplan credit lines outstanding ($73.4 million) and unearned income ($1.6 million). As of March 31, 1999, the aggregate maximum borrowing limits under floor plan and revolving lines of credit were approximately $112 million, of which the Company was eligible to borrow approximately $73.4 million pursuant to the Company's borrowing formula.

Operating activities utilized cash flows of $31.9 million for the first six months of fiscal 1999 due primarily to the net increases of $24.9 million in inventories (exclusive of those inventories that were acquired in acquisitions of approximately $10.3 million) and $10.3 million in accounts receivable. In addition to inventory from the locations acquired since September 30, 1998, it is during the first and second quarter that the Company builds inventory levels to support the selling season which begins with the January and February boat shows. The increased accounts receivable levels reported at March 31, 1999 were primarily the result of contracts in transit generated from the retail sale of a boat. Thus, the contracts in transit are generally due from financial institutions that handle the financing on customer purchases.

The Company used net cash in investing activities of approximately $6.0 million in the first six months of fiscal 1999. During the first six months of fiscal 1999, the Company acquired substantially all of the assets of Amlin, Inc., Inc. (net cash used of $1.6 million), Sportsman's Haven, Inc. (net cash used of $0.9 million), Pier 68 Marina, Inc. (net cash used of $0.1 million) and funded $2.1 million due to the September 26, 1998 acquisition of Rodgers Marine, a division of Rodgers Cadillac, Inc. The Company also continued to renovate stores to superstore standards and updated certain facilities with its standard superstore trade dress awnings and neon. The acquisitions and other capital expenditures have been substantially financed with advances made under the Company's revolving credit lines and from working capital. Financing activities for the six months ended March 31, 1999 provided $39.7 million of cash inflows primarily from the net proceeds of borrowings under the Company's credit facilities. These borrowings were used to fund the increase in inventories, as well as certain acquisition related and other capital expenditures. The Company has a $55.0 million revolving line of credit agented by Bank of America. This line provides for borrowing pursuant to a borrowing formula based upon certain of the Company's inventory and account receivables. Collateral consists of a security interest in specific inventories (and proceeds thereof), accounts receivable and contracts in transit. This line has a maturity on October 31, 1999 and pricing is at the Company's election of the prime minus 1.00% or a LIBOR based price structure. There is a fee on the unused portion assessed quarterly. A comprehensive loan agreement governs the line of credit. The loan agreement contains financial covenants regulating debt service coverages, tangible net worth, operating leverage and restrictions on dividends or distributions. As of March 31, 1999, $42.2 million was drawn on the revolving line and the Company could borrow an additional $12.8 million, of which zero was immediately available for borrowing based upon the revolving line's borrowing formula. However, as the Company purchases inventory, the amount purchased increases the borrowing base availability and typically the Company makes a determination to borrow depending upon anticipated working capital
requirements.   As the Company has increased its net sales levels related  to its boat, motor and trailer packages, a corresponding increase has resulted in the level of accounts receivables related to the sales of such products. Historically, the Company has not borrowed a material (a maximum of $1.5 million) amount under its revolving line of credit to support this increase in accounts receivable levels. The Company has approached Bank of America to significantly increase its borrowing under these receivables, of which manage-ment estimates approximately 80% are due from financial institutions utilized by its customers to fund it purchase of boating products. To address this issue, Bank of America has advanced the Company $5.0 million through May 31, 1999 while it continues its due diligence on the Company's request to obtain financing consistent with its increased level of sales and accounts receivable.

The Company also maintains floor plan lines of credit with various finance companies providing approximately $57.0 million in credit limits. These floor plan lines generally have no stated maturity and utilize subsidies from manufacturers to provide for certain interest free periods each calendar year (usually August through May). Certain of these floor plan lines of credit with finance companies are governed by loan agreements containing various financial covenants concerning, among others, ratios governing tangible net worth and leverage. As of March 31, 1999, approximately $31.2 million was outstanding under these floor plan lines and management believes the Company was in compliance with the terms and conditions of these loan agreements.

Merchandise inventories were $74.1 million and $38.9 million as of March 31, 1999 and September 30, 1998, respectively. Costs in excess of net assets acquired increased by approximately $2.1 million to $8.3 million in the first six months of fiscal 1999 due to the acquisitions thus far in fiscal 1999.

The Company's revolving credit facility, floor plan lines of credit and internally generated working capital are expected by the Company's management to be sufficient to meet the Company's cash requirements through the remainder of fiscal 1999.

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

Based on recent  system  evaluations,  surveys,  and  on-site  inventories,  the
 Company determined that it will be required to modify or replace minimal portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. As part of a previously planned company-wide upgrade to its accounting systems initiated in March of 1998, the Company is presently replacing its integrated accounting and point-of-sale management information system ("MIS"). The new MIS system is currently operating in seventeen (17) store locations and the Company is planning to in-stall the system in all locations by the end of calendar 1999. The new MIS system was selected in part due to its ability to allow the Company increased efficiencies in its efforts to further centralize full financial and accounting operations. The new MIS system is a Y2K compliant system. The Company's existing integrated accounting and point of sale system in sixteen stores currently is not Y2K compliant. The system's owner, Bell & Howell, Inc. has notified the Company that the system is expected to have a Y2K compliant version by the end of the second quarter of calendar 1999. Having the existing software Y2K compliant before year 2000 greatly reduces any risk of delays in implementation of the new system.

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

The Company currently has assigned two (2) management level employees to further identify risks and to develop contingency plans in the event the Company does not complete all phases of the Y2K program. The Company continues to evaluate the status of completion.


Cautionary Statement for purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

Other than statements of historical fact, all statements contained in this Report on Form 10-Q, including statements in ''Item 1. Business'', and '' Management's Discussion and Analysis of Financial Condition and Results of Operations'', are forward-looking statements as that term is defined in Section 21E of the Exchange Act that involve a number of uncertainties. The actual results of the future events described in the forward-looking statements in this
 Report on Form 10-Q could differ materially from those stated in such forward-
looking statements.   Among the factors that could cause actual results to
differ materially are: general economic conditions, competition and government regulations, as well as the risks and uncertainties discussed in this
 Report on Form 10-Q, including without limitation, the matters discussed in ''Risk Factors'' and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements. All forward-looking statements in this Report on Form 10-Q are expressly qualified in their entirety by the cautionary statements in this paragraph.

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

Date:  May 17, 1999                       Travis Boats & Motors, Inc.



			       By:_________/s/___________________

				       Michael B. Perrine
			   Chief Financial Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)






[ARTICLE]		5
[MULTIPLIER]		1,000


<PERIOD TYPE>		      6-MOS	           12-MOS
<FISCAL YEAR-END>	    SEP-30-99		  SEP-30-98
[PERIOD-START]              OCT-01-98             OCT-01-97
[PERIOD-END]	            MAR-31-99		  SEP-30-98
[CASH]		               6,391	            4,618
[SECURITIES]	                 0                     0
[RECEIVABLES]		      15,158		    4,893
<ALLOWOWANCES>                   0                     0
[INVENTORY]	              74,096               38,934
[CURRENT-ASSETS]	      98,041	           50,095
[PP&E]                        17,955               16,110
[DEPRECIATION]                 3,892                3,417
[TOTAL-ASSETS]               120,743               69,116
[TOTAL-LIABILITIES]	      90,108	           38,683
[BONDS]			       5,619	            4,980
[PREFERRED-MANDATORY]            0                     0
[COMMON]		         43		       43
[OTHER-SE]                    30,592	           30,390
[TOTAL-LIABILITY-AND-EQUITY] 120,743               69,116

[SALES]                       56,062              131,740
[TOTAL-REVENUES]              56,062		  131,740
[CGS]	                     <41,762>             <96,839>
[TOTAL-COSTS]		     <41,762>		  <96,839>
[OTHER-EXPENSES]             <12,576>	          <23,890>
[LOSS-PROVISION]	         0                   0
[INTEREST-EXPENSE]	     <1,503>	          <2,310>
[INCOME-PRETAX]                 280                8,781
[INCOME-TAX]		       <103>        	  <3,218>
[INCOME-CONTINUING]	        177                5,563
[DISCONTINUED]                   0                   0
[EXTRAORDINARY]                  0                   0
[CHANGES]		         0	             0
[NET-INCOME]	                177	            5,563
[EPS-PRIMARY]			 .04	             1.31
[EPS-DILUTED]			 .04		     1.26