Form 10-Q
period 1999-06-30
TRAVIS BOATS & MOTORS INC
filed 1999-08-16
CIK 1012734

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-Q

       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 1999

                                 OR

       [ ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF   THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF ________ TO ________.

                         Commission File Number 0-20757

                           TRAVIS BOATS & MOTORS, INC.
             (Exact name of registrant as specified in its charter)


            TEXAS                                           74-2024798
-------------------------------                          ----------------------
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

Common Stock $.01 par value - 4,290,063 shares as of August 13, 1999.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item 1. Financial Statements

Travis Boats & Motors, Inc. and Subsidiaries
Condensed Consolidated Balance
Sheets
 (in thousands, except share data)

                                                 June 30,        September 30,
                                                    1999              1998
                                               ------------    ----------------
                                                (unaudited)

ASSETS:
   Current assets:
       Cash and cash equivalents                     $7,826              $4,618
       Accounts receivable                           16,206               4,893
       Inventories                                   73,039              38,934
       Deferred tax asset                               180                 180
       Prepaid federal income                             0                 425
       taxes
       Prepaid expenses and other                     1,723               1,045
                                               ------------    ----------------
         Total current assets                        99,173              50,095

   Property and equipment:
       Land                                           5,136               3,516
       Buildings and improvements                    10,188               8,485
       Furniture, fixtures and                        6,054               4,109
       equipment
                                               ------------    ----------------
                                                     21,378              16,110
       Less accumulated                              (4,498)             (3,417)
       depreciation
                                               ------------    ----------------
                                                     16,880              12,693

   Deferred tax asset                                    96                  96

   Intangibles and other assets :
       Goodwill and non-compete agreements,          10,821               6,202
       net
       Other assets                                     176                  30
                                               ------------    ----------------
         Total assets                              $126,947             $69,116
                                               ============    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
       Accounts payable                              $4,576              $1,697
       Accrued liabilities                            2,473               2,512
       Amounts due for purchase of business           3,503               2,117
       Unearned revenue                               1,417               1,272
       Floorplan and revolving line of               71,436              25,148
       credit payable
       Current portion of notes payable and             957                 957
       other short-term obligations
                                               ------------    ----------------
         Total current liabilities                   84,362              33,703

   Notes payable, less current portion                7,455               4,980

   Stockholders' equity
       Common Stock, $.01 par value,
       50,000,000 authorized, 4,290,063 and
       4,285,063 issued and outstanding at
       June 30, 1999 and September 30, 1998,
       respectively                                     43                   43
       Paid-in capital                              13,877               13,816
       Retained earnings                            21,210               16,574
                                               -----------     ----------------
         Total stockholders'                        35,130               30,433
         equity
                                               -----------     ----------------
         Total liabilities and stockholders'      $126,947              $69,116
         equity                                ===========     ================

         See notes to unaudited condensed consolidated financial statements

Travis Boats & Motors,
Inc. and Subsidiaries
Unaudited Condensed Consolidated
Statements of Operations
(in thousands, except
share data and stores
open)

                             Three months ended         Nine months ended
                                  June 30,                   June 30,

                              1999          1998          1999          1998
                        ------------  ------------  ------------  -------------
Net sales                    $74,890       $55,699      $130,952        $99,268
Cost of goods sold            55,981        41,514        97,743         73,368
                        ------------  ------------  ------------  -------------
Gross profit                  18,909        14,185        33,209         25,900

Selling, general and          10,129         7,941        21,886         16,929
administrative
Depreciation and                 578           348         1,397          1,027
amortization
                        ------------  ------------  ------------  -------------
                              10,707         8,289        23,283         17,956

Operating income               8,202         5,896         9,926          7,944
Interest expense              (1,170)         (649)       (2,673)        (1,688)
Other income                      5             21            64             48
                        ------------  ------------  ------------  -------------

Income before income           7,037         5,268         7,317          6,304
taxes
Provision for income           2,578         2,001         2,681          2,395
taxes
                       -------------  ------------  ------------  -------------
Net Income                    $4,459        $3,267        $4,636         $3,909
                       =============  ============  ============  =============

Basic earnings per share       $1.04         $0.77          $1.08         $0.92
Diluted earnings per           $1.01         $0.74          $1.05         $0.88
share
Weighted average common    4,289,907     4,254,788      4,287,832     4,245,962
shares outstanding

Weighted average
dilutive common shares     4,401,707     4,439,224      4,414,624     4,418,976
outstanding

Stores open at period end         37            23             37            23
                       =============  ============  =============  ============

Travis Boats & Motors, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
( $ in thousands)
                                                       Nine months ended
                                                            June 30,
                                                       1999          1998
                                                   ------------  ------------
Operating activities:
Net Income                                              $4,636        $3,909
Adjustments to reconcile net income to net
     cash used in operating activities:
     Depreciation and amortization                       1,397         1,027
     Changes in operating assets and liabilities:

       Accounts receivable                             (11,313)       (8,325)
       Prepaid assets                                     (253)         (814)
       Inventories                                     (24,286)       (8,920)
       Other assets                                       (146)         (119)
       Accounts payable                                    963           356
       Accrued liabilities                                 (39)        1,541
       Income taxes payable                              1,916          (645)
       Unearned revenue                                    145         1,343
                                                   ------------  ------------
Net cash used in by operating activities               (26,980)      (10,647)

Investing Activities:
Purchase of businesses                                  (4,383)       (4,583)
Purchase of property and equipment                      (4,008)       (3,209)
                                                   ------------  ------------
Net cash used in investing activities                   (8,391)       (7,792)

Financing activities:
Net increase in floorplan and revolving debt, notes
payable and other short term obligations                 38,944       20,743

Issuance of common stock                                     61          364
                                                   ------------  ------------
Net cash provided by financing activities                39,005       21,107
Change in cash and cash equivalents                       3,208        2,668
Cash and cash equivalents, beginning of period            4,618        5,816
                                                   ------------  ------------
Cash and cash equivalents, end of period                 $7,826       $8,484
                                                   ============  ============


        See notes to unaudited condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE  30, 1999

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Travis Boats & Motors, Inc. and subsidiaries (collectively, the Company) without audit. In the opinion of management, such financial statements include all adjustments (consisting of only recurring accruals) necessary to present fairly the financial position at June 30, 1999; and the interim results of operations and cash flows for the three month and nine month periods ended June 30, 1999 and 1998. The condensed consolidated balance sheet at September 30, 1998, presented herein, has been prepared from the audited consolidated financial statements of the Company for the fiscal year then ended.

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

The results of operations for the three month and nine month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - NET INCOME PER COMMON SHARE


The following table sets forth the computation of basic and diluted earnings per share:

                                 Three Months Ended         Nine Months Ended
                                      June 30                   June 30
                                 1999         1998         1999        1998
                                 ----         ----         ----        ----
Numerator:
     Net income               $4,459,000   $3,267,000   $4,636,000   $3,909,000

Denominator:
       Denominator for basic
       earnings per share -
       weighted avg. shares    4,289,909    4,254,788    4,287,832    4,245,962

Effect of dilutive securities:
       Employee stock options    111,798      184,436      126,792      173,014

                    -----------------------------------------------------------


Denominator for diluted
     earnings Per share -
     adjusted weighted         4,401,707    4,439,224    4,414,624    4,418,976
     average shares and
     assumed conversions ______________________________________________________

Basic earnings per share           $1.04         $.77        $1.08         $.92
                                -----------------------------------------------

Diluted earnings per share         $1.01         $.74        $1.05         $.88
                                -----------------------------------------------


As of June 30, 1999, the Company had issued and outstanding incentive stock options to certain officers and employees equaling 52,500 shares which are anti dilutive based upon their strike price and as such are not included in the above chart. The 52,500 option shares have a weighted average strike price of $22.48 and a weighted average outstanding remaining life of 8.77 years.

NOTE 3 - ACQUISITIONS

The chart below summarizes the acquisitions made by the Company during the nine month period ended June 30, 1999 and during the fiscal years ended September 30, 1998, 1997 and 1996. Each of the acquisitions was completed through an asset purchase (except for Adventure Marine in fiscal 1997 and Shelby Marine in fiscal 1999 which were stock purchases) and have been accounted for using the purchase method of accounting. The operating results of the acquired companies have been included in the consolidated financial statements from the respective date of acquisition. The assets acquired generally include boat, motor and trailer inventory, parts and accessories inventory and to a lesser extent, property, plant and equipment. A summary of the acquisitions follows:



                                                                 Non-compete
Name of Company          Date of      Purchase     Tangible      Agreements     Cash      Liabilities     Notes    Stock
                      Acquisition       Price     Net Assets     and Goodwill   Paid        Assumed      Issued    Issued
-------------------------------------------------------------------------------------------------------------------------
                                    (In Thousands)
Fiscal 1999
-----------
Amlin, Inc. dba          01/99         $2,090       $6,494          $1,090     $1,619        $5,494        $471      (a)
Magic Marine
Sportsman's Haven        01/99          1,510        2,343             650        931         1,483         579      (b)
Pier 68 Marina           02/99            415        2,224             556         86         2,365         329      (c)
DSA Marine Sales
& Service, Inc.          04/99          2,147        4,798           1,597        550         4,248       1,597      (d)
Shelby Marine            06/99          1,334        3,426           1,050        809         3,141         525      (e)



Fiscal 1998
-----------
Southeastern             11/97          1,730        1,390             280      1,606             -         124       -
Marine
Worthen Marine           12/97            287          142             145        287             -           -       -
HnR Marine               04/98            359          359               -        359             -           -       -
Moore's Marine           05/98            777          376             401        777             -           -       -
Rodgers Marine           09/98            677        2,093             350        327         1,766           -      350

Fiscal 1997
-----------
North Alabama            10/96            892          687             205        812             -          80       -
Watersports
Tri-Lakes Marine         11/96          1,243        1,892             644        643         1,937         600       -
Bent's Marine            02/97          1,519          840             679      1,064             -         455       -
McLeod Marine            08/97            958          730             228        958             -           -       -
Adventure Marine         09/97          3,023        5,536           2,690      1,430         5,203         115    1,478

Fiscal 1996
-----------
Red River Marine         09/95          2,517        1,905           1,050        917           438       1,600       -


NOTES TO STOCK ISSUED
(a) Pursuant to the Purchase Terms, the Company has agreed to issue Amlin, Inc. 22,368 shares of its common stock valued at approximately $425,000 upon the registration of such shares. The shares are not registered as of the date of this Report. Until such time as the shares are registered, the Company has classified the amount payable of $425,000 as a liability due to Amlin, Inc. The Company valued the shares issued based upon the average closing price of the 15 trading days days prior to closing of the purchase. Had the Company used a valuation period consistent with EITF 95-19, such as a period of 3 days prior to and 3 days after the closing, the value of the issued shares would have been approximately $22,390 greater.

(b) Pursuant to the Purchase Terms, the Company has agreed to issue Sportsmans Haven, Inc. 26,316 shares of its common stock valued at approximately $500,000 upon the registration of such shares. The shares are not registered as of the date of this Report. Until such time as the shares are registered, the Company has classified the amount payable of $500,000 as a liability due to Sportsmans Haven, Inc. The Company valued the shares issued based upon the average closing price of the 15 trading days days prior to closing of the purchase. Had the Company used a valuation period consistent with EITF 95-19, such as a period of 3 days prior to and 3 days after the closing, the value of the issued shares would have been approximately $26,342 greater.

(c) Pursuant to the Purchase Terms, the Company has agreed to issue Pier 68 Marina, Inc. 15,792 shares of its common stock valued at approximately $329,000 upon the registration of such shares. The shares are not registered as of the date of this Report. Until such time as the shares are registered, the Company has classified the amount payable of $329,000 as a liability due to Pier 68 Marina, Inc. The Company valued the shares issued based upon the average closing price of the 15 trading days days prior to closing of the purchase. Had the Company used a valuation period consistent with EITF 95-19, such as a period of 3 days prior to and 3 days after the closing, the value of the issued shares would have been reduced by approximately $9,349.

(d) Pursuant to the Purchase Terms, the Company agreed to issue DSA Marine Sales & Service, Inc. either (i) 98,192 shares of its common stock valued at approximately $1,596,893 upon the registration of such shares, or (ii) the cash amount of $1,596,893. On August 9, 1999, the Company paid the equivalent cash amount of $1,596,893, to DSA Marine Sales & Service, Inc. in lieu of electing to issue 98,192 shares of its common stock.

As of June 30, 1999, the Company had classified the amount payable of $1,596,893 as a liability due to DSA Marine Sales & Service, Inc. If the Company elected to issue its common stock in lieu of making a cash payment, the Company agreed to value the shares issued based upon the average closing price of the 12 trading days prior to closing of the purchase. Had the Company used a valuation period consistent with EITF 95-19, such as a period of 3 days prior to and 3 days after the closing, the value of the shares which would have been issued would have been reduced by approximately $33,582.

(e) Pursuant to the Purchase Terms, the Company has agreed to issue Shelby Marine Center, Inc. 35,959 shares of its common stock valued at approximately $525,000 upon the registration of such shares. The shares are not registered as of the date of this Report. Until such time as the shares are registered, the Company has classified the amount payable of $525,000 as a liability due to Shelby Marine Center, Inc. The Company valued the shares issued based upon the average closing price of the 15 trading days days prior to closing of the purchase. Had the Company used a valuation period consistent with EITF 95-19, such as a period of 3 days prior to and 3 days after the closing, the value of the issued shares would have been reduced by approximately $5,034.

The Company's unaudited consolidated results of operations assuming all acquisitions accounted for under the purchase method of accounting had occurred on October 1, 1997 are as follows for the nine months ended June 30, 1998 and 1999, respectively:

                                    9 Months 6/30/98         9 Months 6/30/99
Net Sales                             $54,820,000               $58,482,000
Net Income/(Loss)                         341,490                   (44,822)
Diluted earnings per share                  $0.08                    ($0.01)

The unaudited pro forma results of operations are presented for informational purposes only and may not necessary reflect the future results of operations of the Company or what results of operations would have been had the Company owned and operated the business as of October 1, 1997.


NOTE 4 - COMPREHENSIVE INCOME

For the quarter and the nine months ended June 30, 1999, Comprehensive Income equalled Net Income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General
         Travis Boats & Motors, Inc. ("Travis Boats" or the "Company") is a leading multi-state superstore retailer of recreational boats, motors, trailers and related marine accessories in the southern United States. The Company, which currently operates 37 stores under the name Travis Boating Center in Texas, Arkansas, Louisiana, Alabama, Tennessee, Mississippi, Florida, Georgia and Oklahoma seeks to differentiate itself from competitors by providing customers a unique superstore shopping experience that showcases a broad selection of high quality boats, motors, trailers and related marine accessories at firm, clearly posted low prices. Each superstore also offers complete customer service and support, including in-house financing programs and full-service repair facilities staffed by factory-trained mechanics.

History

         Travis Boats was incorporated as a Texas corporation in 1979. As used herein and unless otherwise required by the context, the terms "Travis Boats" and the "Company" shall mean Travis Boats & Motors, Inc. and its direct and indirect subsidiaries.

         Since its founding as a single retail store in Austin, Texas, the Company has grown both through acquisitions and the establishment of new store locations. During the 1980's, the Company expanded into San Antonio, Texas with the construction of a new store facility. The Company subsequently made acquisitions of boat retailers operating within the Texas markets of Midland, Dallas and Abilene. It was during this initial period of expansion that the Company began developing the systems necessary to manage a multi-store operation and leveraging the economies of scale associated with volume purchasing. The Company's success in these areas led to the proprietary Travis Edition packaging concept and the Company's pricing philosophy. Since 1990, Travis Boats has opened or acquired 32 additional store locations in the following states: Texas
(3), Arkansas (4), Louisiana (4), Alabama (2), Tennessee (5), Mississippi (1), Florida (11), Georgia (1) and Oklahoma (1).

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

Results of Operations

Quarter Ended, June 30, 1999 Compared to the Quarter Ended, June 30, 1998 and Nine Months Ended, June 30, 1999 Compared to the Nine Months Ended June 30, 1998.

Net sales. Net sales increased by 34.5% to approximately $74.9 million in the third quarter of fiscal 1999 from $55.7 million in the third quarter of fiscal 1998. For the nine months ended, June 30, 1999, net sales increased by 31.9% to $131.0 million from $99.3 million during the same period of the prior year. Of the increase in net sales for the quarter ended June 30, 1999, approximately $1.5 million was attributable to a 3.9% growth in comparable store sales. For the nine months ended June 30, 1999, comparable store sales declined by approximately .09%. For the quarter and nine months ended June 30, 1999, the Company had 17 and 13 stores, respectively, included in the comparable store base.

The Company believes that a primary component of the nominal percentage decline in comparable store sales for the nine month period ended June 30, 1999 was primarily related to the sales performances of its store locations in Dallas, Texas and Hot Springs, Arkansas. The Company is currently researching the dynamics of each market, including competitive product, in order to implement appropriate steps to mitigate certain issues related to the markets. Comparable store sales for the quarter and the nine months ended June 30, 1999 were also negatively impacted by a difficult comparison to such sales in the same quarter and nine month interim period of the prior fiscal year. In the respective prior year periods, comparable store sales increased by 11.3% for the quarter (11 stores in base) and 9.1% for the nine months (10 stores in base).

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

General growth in overall sales volume was primarily the result of the increased number of stores in operation during the periods (37 vs. 23), increased sales related to the Company's "Blue-water" (off-shore) fishing boats and other Travis Edition boating packages. The "Blue-water" fishing boats, which are typically 25-35 feet in length and designed for off-shore use, are generally sold in the Company's store locations serving coastal markets such as those store locations acquired in Louisiana, Mississippi and Florida. As the Company continues to operate in Florida and enters other coastal type markets along the Gulf of Mexico or the Atlantic coast, management believes that the distribution of off-shore fishing boats and cabin cruisers will increase as a percentage of net sales.

During the quarter and the nine months ended June 30, 1998, the Company also continued to experience an increase in net sales related to parts/accessories, service labor and used boats. The increase in net sales of these revenue components is primarily attributable to the Company locations which have been constructed or renovated to its superstore standards. The Company has 20 of its 37 locations operating in facilities meeting its superstore standards. These superstore locations provide larger and more accessible areas to merchandise and showcase the Company's parts/accessory product selection and to conduct repair work on boats. The Company's recent store acquisitions (including stores in Knoxville, Tennessee; Little Rock, Arkansas; St. Petersburg, Clearwater and Longwood, Florida; and Jacksonville, Florida) are not yet operating in facilities meeting the Company's superstore standards and in certain instances are operating in temporary facilities. Accordingly, these newly acquired store locations have not contributed in a material amount to the aforementioned increase in net sales of parts/ accessories, service labor and used boats.

Also, included within net sales is revenue that the Company earns related to F&I ("Finance and Insurance") Products. The Company, through relationships with various national and local lenders, is able to place financing for its customers boating purchases. These lenders allow the Company to "sell" the loan at a rate higher than a minimum rate established by each such lender and the Company earns fees based on the percentage increase in the loan rate over the lender's minimum rate. The Company sells these loans without recourse except that in certain instances the Company must return the fees earned if the customer repays the loan or defaults in the first 120- 180 days. The Company also sells, as a broker, certain types of insurance(property/ casualty, credit life, disability) and extended service contracts. The Company may also sell these products at amounts over a minimum established cost and earn income based upon the profit over the minimum established cost. Net sales attributable to F&I Products contributed $3.1 million, or 4.1%, of net sales in the third quarter of fiscal 1999, as compared to $3.0 million or 5.3%, of net sales for the third quarter of the prior fiscal year. For the nine months ended June 30, 1999, net sales attributable to F&I Products contributed $5.6 million, or 4.3% of net sales, compared to $5.4 million or 5.5% of net sales, for the same period of the prior year. Consistent with issues arising in the March 1999 quarter, management attributes the decline in net sales attributable to F&I products as a percentage of net sales to: (i) the relative inexperience and unfamiliarity to Travis operating procedures of numerous F&I managers hired for newly acquired store locations, (ii) a shift to a higher average selling price of boats to customers that were less desirous or in need of financing to fund their boat purchase and
(iii) active solicitation of boat loans from certain credit unions and other "non-conventional" financing sources offering favorable interest rates and financing terms. While the net sales attributable to F&I products was negatively impacted during the quarter ended June 30, 1999 by the aforementioned factors, the Company believes that its F&I product selection is competitive within the industry. The Company plans to continue its emphasis on the training of F&I employees and to provide incentives designed to promote customer loyalty and compliment the achievement of established departmental goals.

Gross profit. Gross profit increased by 33.3% to $18.9 million in the third quarter of fiscal 1999 from $14.2 million in the same quarter of fiscal 1998, while gross profit as a percent of sales decreased to 25.3% from 25.5% during the same periods. For the nine months ended, June 30, 1999, gross profit increased 28.2% to $33.2 million from $25.9 million in the same period of the prior year. During the period gross profit as a percent of sales decreased to 25.4% from 26.1%. The negative variance in gross profit as a percent of sales for the quarter and nine months ended June 30, 1999 was primarily related to the mix of revenues discussed above in Net Sales. Traditionally higher gross profit sales categories such as: F&I income, over the counter sales of parts & accessories and service labor provide additional gross profit margin to the Company's overall boat sales. However, in the quarter and nine month period ended June 30, 1999, the Company experienced higher than projected percentages of larger, more expensive boats and a lower than projected percentage of non-boat related revenues.

As discussed above, net sales attributable to F&I Products have a significant impact on the gross profit margin. Net sales of these products contributed $3.1 million, or 16.4%, of total gross profit in the third quarter of fiscal 1999, as compared to $2.9 million or 20.4%, of total gross profit for the third quarter of the prior fiscal year. For the nine months ended, June 30, 1999, net sales attributable to F&I Products accounted for $5.6 million, or 16.9% of the total gross profit, compared to $5.4 million or 20.8%, for the same period of the prior year. Net sales attributable to F&I Products are reported on a net basis, therefore, all of such sales contribute directly to the Company's gross profit. The costs associated with the sale of F&I Products are included in selling, general and administrative expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by 27.6% to $10.1 million in third quarter of fiscal 1999 from $7.9 million for the third quarter of fiscal 1998. However, selling, general and administrative expenses as a percent of net sales decreased to 13.5% in the third quarter of fiscal 1999 from 14.3% for the third quarter of fiscal 1998.

Selling, general and administrative expenses in actual dollars increased by approximately 29.3% to $21.9 million for the nine months ended June 30, 1999, versus $16.9 million in the same period of the prior fiscal year. In the same period selling, general and administrative expenses as a percent of net sales decreased to 16.7% from 17.5%.

The decrease in selling, general and administrative expenses as a percentage of net sales, for the quarter and nine months ended June 30, 1999 was primarily attributable to economies of scale recognized in gross wages and avertising expenses paid. The economies in gross wages were related to both corporate and store infrastructures. In terms of the promotion and advertising expenses, the Company consolidated various advertising formats and utilized manufacturer advertising assistance for promotions and other marketing events.

Depreciation and amortization expenses. Depreciation and amortization expenses increased by 66.1% to $578,000 in third quarter of fiscal 1999 from $348,000 for the third quarter of fiscal 1998. Depreciation and amortization expenses as a percent of net sales increased to .77% in the third quarter of fiscal 1999 from
 .62% for the third quarter of fiscal 1998. Depreciation and amortization expenses, as a percentage of net sales, increased to 1.1% for the nine months ended June 30, 1999, versus 1.0% in the same period of the prior fiscal year.

Depreciation and amortization expenses increased as a percentage of net sales in the quarter and for the nine months ended, June 30, 1999, primarily as a result of the increased number of stores acquired and in operation during the periods.

Interest expense. Interest expense, in actual dollars, increased to $948,000 in third quarter of fiscal 1999 from $578,000 in the third quarter of fiscal 1998, while interest expense as a percent of net sales increased to 2.2% from 1.7% of net sales in the third quarter of fiscal 1999 and fiscal 1998, respectively. For the nine months ended June 30, 1999, interest expense increased to $1.5 million from $1.0 million in the same period of the prior year and interest expense as a percent of net sales increased to 2.7% from 2.4%. The increase was primarily the result of the additional debt incurred in the acquisitions occuring during fiscal 1999 and 1998 as well as higher balances on the Company's floor plan and revolving bank lines necessary to support inventory requirements for the larger store network.

Net Income. The Company posted net income of $4.5 million for the third quarter of fiscal 1999 which represented an increase of 36.5% from the net income of $3.3 million for third quarter of fiscal 1998. Net income as a percent of net sales increased to 6.0% from 5.9% for the third quarter of fiscal 1999 and 1998, respectively. For the nine month periods ended June 30, 1999 and 1998, respectively, net income increased by approximately $1.7 million (18.6%) to $4.6 million from $3.9 million in the year earlier period.

The increased net income has primarily been the result of the Company generating higher net sales levels while realizing a percentage reduction in selling, general and administrative expenses as a result of the items discussed herein.

Liquidity and Capital Resources

The Company's short-term cash needs are primarily for working capital to support operations, including inventory requirements, off-season liquidity and store expansion. These short-term cash needs have historically been financed with cash from operations and borrowings under the Company's credit facilities. At June 30, 1999, the Company had working capital of $14.6 million, including $16.2 million in accounts receivable (primarily contracts in transit from sales) and $73.0 million in inventories, offset by approximately $8.7 million of accounts payable and accrued liabilities, and $72.4 million in other short-term liabilities including revolving/floorplan credit lines outstanding ($68.3 million) and unearned income ($1.4 million). As of June 30, 1999, the aggregate maximum borrowing limits under floor plan and revolving lines of credit were approximately $112 million, of which the Company was eligible to borrow approximately $71.7 million pursuant to the Company's borrowing formula.

Operating activities utilized cash flows of $27.0 million for the first nine months of fiscal 1999 due primarily to the net increases of $24.3 million in inventories (exclusive of those inventories that were acquired in acquisitions of approximately $9.8 million) and $11.3 million in accounts receivable. In addition to inventory from the locations acquired since September 30, 1998, it is during the first and second quarter that the Company builds inventory levels to support the selling season which begins with the January and February boat shows. The increased accounts receivable levels reported at June 30, 1999 were primarily the result of contracts in transit generated from the retail sales of the boat. Thus, the contracts in transit are generally due from financial institutions that handle the financing on customer purchases.

The Company used net cash in investing activities of approximately $8.4 million in the first nine months of fiscal 1999. During the first nine months of fiscal 1999, the Company acquired substantially all of the assets of Amlin, Inc., Inc. (net cash used of $1.6 million), Sportsman's Haven, Inc. (net cash used of $1.0 million), Pier 68 Marina, Inc. (net cash used of $0.1 million), DSA Marine Sales & Service (net cash used of $0.6 million), Shelby Marine, Inc. (net cash used of $0.8 million) and funded $0.4 million due to the September 26, 1998 acquisition of Rodgers Marine, a division of Rodgers Cadillac, Inc. The Company also continued to renovate stores to superstore standards and updated certain facilities with its standard superstore trade dress awnings and neon. The acquisitions and other capital expenditures have been substantially financed with advances made under the Company's revolving credit lines and from working capital.

Financing activities for the nine months ended June 30, 1999 provided $38.6 million of cash inflows primarily from the net proceeds of borrowings under the Company's credit facilities. These borrowings were used to fund the increase in inventories, as well as certain acquisition related and other capital expenditures. The Company has a $55.0 million revolving line of credit agented by Bank of America. This line provides for borrowing pursuant to a borrowing formula based upon certain of the Company's inventory and account receivables. Collateral consists of a security interest in specific inventories (and proceeds thereof), accounts receivable and contracts in transit. This line has a maturity on October 31, 1999 and pricing is at the Company's election of the prime minus 1.00% or a LIBOR based price structure. There is a fee on the unused portion assessed quarterly. A comprehensive loan agreement governs the line of credit. The loan agreement contains financial covenants regulating debt service coverages, tangible net worth, operating leverage and restrictions on dividends or distributions. As of July 30, 1999, $29.0 million was drawn on the revolving line and the Company could borrow an additional $26.0 million, of which $3.4 million was immediately available for borrowing based upon the revolving line's borrowing formula. However, as the Company purchases inventory, the amount purchased increases the borrowing base availability and typically the Company makes a determination to borrow depending upon anticipated working capital requirements. As the Company has increased its net sales levels related to its boat, motor and trailer packages, a corresponding increase has resulted in the level of accounts receivables related to the sales of such products.
Historically, the Company has not borrowed a material (a maximum of $1.5 million) amount under its revolving line of credit to support this increase in accounts receivable levels. The Company approached Bank of America to significantly increase its borrowing under these receivables, of which management estimates approximately 80% are due from financial institutions utilized by its customers to fund it purchase of boating products. Bank of America amended the borrowing base to 50% of all receivables categorized as contracts in transit from the financial institutions from the previous maximum of $1.5 million of total accounts receivables.

The Company also maintains floor plan lines of credit with various finance companies providing approximately $57.0 million in credit limits. These floor plan lines generally have no stated maturity and utilize subsidies from manufacturers to provide for certain interest free periods each calendar year (usually August through May). Certain of these floor plan lines of credit with finance companies are governed by loan agreements containing various financial covenants concerning, among others, ratios governing tangible net worth and leverage. As of June 30, 1999, approximately $35.6 million was outstanding under these floor plan lines and management believes the Company was in compliance with the terms and conditions of these loan agreements.

Merchandise inventories were $73.0 million and $38.9 million as of June 30, 1999 and September 30, 1998, respectively. Costs in excess of net assets acquired increased by approximately $4.6 million to $10.2 million in the first nine months of fiscal 1999 due to the acquisitions thus far in fiscal 1999.

The Company's revolving credit facility, floor plan lines of credit and internally generated working capital are expected by the Company's management to be sufficient to meet the Company's cash requirements through the remainder of fiscal 1999. The Company is currently in discussions with Bank of America, as agent of its bank group, to renew and increase its revolving credit facility which matures on October 31, 1999. As part of increasing its revolving credit facility, the Company is also evaluating its ability to supplement the revolving credit line with additional long term, unsecured or subordinated financing in an amount approximate between ten to twenty percent (10-20%) of its revolving credit line commitment amount. Management believes that the long term financing will supplement the Company's free working capital position by reducing certain borrowings under its revolving credit line. Borrowings under the revolving credit line are used by the Company to support general working capital requirements, to supplement the purchase of inventory, to fund acquisition assets and other general corporate purposes.

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

Based on recent  system  evaluations,  surveys,  and  on-site  inventories,  the
 Company determined that it will be required to modify or replace minimal portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. As part of a previously planned company-wide upgrade to its accounting systems initiated in March of 1998, the Company is presently replacing its integrated accounting and point-of-sale management information system ("MIS"). The new MIS system is currently operating in twenty-six (26) store locations and the Company is planning to install the system in all locations by the end of calendar 1999. The new MIS system was selected in part due to its ability to allow the Company increased efficiencies in its efforts to further centralize full financial and accounting operations. The new MIS system is a Y2K compliant system. The Company's existing integrated accounting and point of sale system in sixteen stores currently is not Y2K compliant. The system's owner, Bell & Howell, Inc. has, in August of 1999, delivered to the Company a Y2K compliant version of the software. The Company is currently installing and testing the upgraded Y2K software. Testing and implementation is expected to be complete by October 30, 1999. Having the existing software Y2K compliant before year 2000 greatly reduces any risk of delays in implementation of the new system.

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

Cautionary Statement for purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

Other than  statements  of historical  fact,  all  statements  contained in this
Report on Form 10-Q, including statements in "Item 1. Business", and " Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements as that term is defined in Section 21E of the Exchange Act that involve a number of uncertainties. The actual results of the future events described in the forward-looking statements in this
 Report on Form 10-Q could differ materially from those stated in such forwardlooking statements. Among the factors that could cause actual results to differ materially are: general economic conditions, competition and government regulations, as well as the risks and uncertainties discussed in this
 Report on Form 10-Q, including without limitation, the matters discussed in "Risk Factors" and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements. All forwardlooking statements in this Report on Form 10-Q are expressly qualified in their entirety by the cautionary statements in this paragraph.

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

Date:  August 13, 1999             Travis Boats & Motors, Inc.



                                   By:   /s/ Michael B. Perrine
                                         ------------------------------
                                           Michael B. Perrine
                              Chief Financial Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)