Form 10-Q/A
period 1999-06-30
TRAVIS BOATS & MOTORS INC
filed 1999-08-19
CIK 1012734

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-Q/A

                               AMENDMENT NO. 1 TO

                                 CURRENT REPORT

                        Pursuant to Section 13 ir 15(d)
                     of the Securities Exchange Act of 1934

Date of Report (Date of earliest event reported):  June 30, 1999


                           TRAVIS BOATS & MOTORS, INC.
             (Exact name of registrant as specified in its charter)


            TEXAS                                           74-2024798
-------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)



5000 Plaza on the Lake, Suite 250, Austin, Texas                    78746
-------------------------------------------------------------  -----------------
(Address of principal executive offices)                         (Zip Code)

                                (Not Applicable)
--------------------------------------------------------------------------------
(Former name or former address, if changed since last report)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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
                                -----------------------------------------------


As of June 30, 1999, the Company had issued and outstanding incentive stock options to certain officers and employees equaling 92,500 shares which are anti dilutive based upon their strike price and as such are not included in the above chart. The 92,500 option shares have a weighted average strike price of $21.55 and a weighted average outstanding remaining life of 8.53 years.

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

The Company's unaudited consolidated results of operations assuming all acquisitions accounted for under the purchase method of accounting had occurred on October 1, 1997 are as follows for the nine months ended June 30, 1998 and 1999, respectively:


                                    9 Months 6/30/98         9 Months 6/30/99
Net Sales                            $143,754,000              $158,202,000
Net Income/(Loss)                       5,269,000                 5,821,000
Diluted earnings per share                  $1.19                     $1.32


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

Date:  August 19, 1999             Travis Boats & Motors, Inc.



                                   By:   /s/ Michael B. Perrine
                                         ------------------------------
                                           Michael B. Perrine
                              Chief Financial Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)