Form 10-Q/A
period 1999-03-31
TRAVIS BOATS & MOTORS INC
filed 1999-08-23
CIK 1012734

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-Q/A

                               AMENDMENT NO. 2 TO

                                 CURRENT REPORT

                        Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

Date of Report (Date of earliest event reported):  March 31, 1999


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

NOTE 2 - NET INCOME PER COMMON SHARE


The following table sets forth the computation of basic and diluted earnings per share:

                                   Three Months Ended         Six Months Ended
                                         March 31                 March 31
                                    1999         1998         1999        1998
                                    ----         ----         ----        ----
Numerator:
     Net income               $1,777,000   $1,798,000    $ 177,000   $ 642,000

Denominator:
       Denominator for basic
       earnings per share -
       weighted avg. shares    4,287,063    4,253,545    4,286,794   4,241,588

Effect of dilutive securities:
       Employee stock options    141,610      169,771      134,770     163,760

                    ----------------------------------------------------------




Denominator for diluted earnings
       Per share - adjusted
        weighted average shares 4,428,673   4,423,316    4,421,564   4,405,348
        and assumed conversions ______________________________________________

Basic earnings per share             $.41        $.42         $.04        $.15
                                ----------------------------------------------

Diluted earnings per share           $.40        $.41         $.04        $.15
                                ----------------------------------------------


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


                                                                 Non-compete
Name of Company     Date of        Purchase         Tangible      Agreements   Cash   Liabilities        Notes          Stock
                  Acquisition       Price          Net Assets    and Goodwill  Paid     Assumed          Issued         Issued
-------------------------------------------------------------------------------------------------------------------------------

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


NOTES TO STOCK ISSUED

(a) Pursuant to the Purchase Terms, the Company has agreed to issue Amlin, Inc. 22,368 shares of its common stock valued at approximately $425,000 upon the registration of such shares. The shares are not registered as of the date of this Report. Until such time as the shares are registered the Company has classified the amount payable of $425,000 as a liability due to Amlin, Inc.

(b) Pursuant to the Purchase Terms, the Company has agreed to issue Sportsmans Haven, Inc. 26,316 shares of its common stock valued at approximately $500,000 upon the registration of such shares. The shares are not registered as of the date of this Report. Until such time as the shares are registered the Company has classified the amount payable of $500,000 as a liability due to Sportsmans Haven, Inc.

(c) Pursuant to the Purchase Terms, the Company has agreed to issue Pier 68 Marina, Inc. 15,792 shares of its common stock valued at approximately $329,000 upon the registration of such shares. The shares are not registered as of the date of this Report. Until such time as the shares are registered the Company has classified the amount payable of $329,000 as a liability due to Pier 68 Marina, Inc.

The Company's unaudited consolidated results of operations assuming all acquisitions accounted for under the purchase method of accounting had occurred on October 1, 1997 are as follows for the six months ended March 31, 1998 and 1999, respectively:

                                    6 Months 3/31/98   6 Months 3/31/99
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

Subsequent Events - Acquisitions
Effective April 30, 1999, the Company acquired certain assets of DSA Marine Sales & Service, Inc. dba The Boatworks, which operated store locations in Bradenton, Clearwater and Englewood, Florida. This acquisition included boat, motor and trailer inventory, as well as parts and accessories inventory and certain fixed assets of the seller. The approximate purchase price of $2.1 million was paid through cash of approximately $550,000 and the Company's agreement to deliver to the Seller 98,192 shares of the Company's common stock upon the Registration of such shares.

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

Based on recent system evaluations, surveys, and on-site inventories, the Company determined that it will be required to modify or replace minimal portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. As part of a previously planned company-wide upgrade to its accounting systems initiated in March of 1998, the Company is presently replacing its integrated accounting and point-of-sale management information system ("MIS"). The new MIS system is currently operating in twenty-six (26) store locations and the Company is planning to install the system in all locations by the end of calendar 1999. The new MIS system was selected in part due to its ability to allow the Company increased efficiencies in its efforts to further centralize full financial and accounting operations. The new MIS system is a Y2K compliant system. The Company's existing integrated accounting and point of sale system in sixteen stores currently is not Y2K compliant. The system's owner, Bell & Howell, Inc. has in August of 1999, delivered to the Company a Y2K compliant upgraded version of the software. The Company is currently installing and testing the system upgrade. Testing and implementation are expected to be completed prior to October 30, 1999. Having the existing software Y2K compliant before year 2000 greatly reduces any risk of delays in implementation of the new system.

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

Cautionary Statement for purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

Other than  statements  of historical  fact,  all  statements  contained in this
Report on Form 10-Q, including statements in "Item 1. Business", and " Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements as that term is defined in Section 21E of the Exchange Act that involve a number of uncertainties. The actual results of the future events described in the forward-looking statements in this Report on Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: general economic conditions, competition and government regulations, as well as the risks and uncertainties discussed in this Report on Form 10-Q, including without limitation, the matters discussed in "Risk Factors" and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements. All forward- looking statements in this Report on Form 10-Q are expressly qualified in their entirety by the cautionary statements in this paragraph.

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

Date:  August 23, 1999     Travis Boats & Motors, Inc.



                           By:/s/ Michael B. Perrine
                              --------------------------------------------------
                              Michael B. Perrine
                              Chief Financial Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)