Form 10-K
period 1999-09-30
TRAVIS BOATS & MOTORS INC
filed 1999-12-30
CIK 1012734

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                ---
              OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                  For the Fiscal Year Ended September 30, 1999

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

                                   74-2024798
                                (I.R.S. Employer
                             Identification Number)

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

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No
                                        ---        ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report on Form 10-K or any amendment to this Report on Form 10-K. _____

         The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of December 23, 1999, (based upon the last reported price of $10.25 per share) was approximately $29,973,050 on such date.

         The number of shares of the issuer's Common Stock, par value $.01 per share, outstanding as of December 23, 1999 was 4,326,022, of which 2,924,200 shares were held by non-affiliates.

         Documents Incorporated by Reference: Portions of Registrant's Proxy Statement relating to the 2000 Annual Meeting of Shareholders to be held in March 2000, have been incorporated by reference herein (Part III).


                  TRAVIS BOATS & MOTORS, INC. AND SUBSIDIARIES

                               REPORT ON FORM 10-K

                                TABLE OF CONTENTS
                                                                                                             PAGE
                                                                                                             ----

PART I.........................................................................................................7

   Item 1.  Business...........................................................................................7

   Item 2.  Properties........................................................................................12

   Item 3.  Legal Proceedings.................................................................................14

   Item 4.  Submission of Matters to a Vote of Security Holders...............................................14

PART II.......................................................................................................14

   Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters..............................14

   Item 6.  Selected Financial Data...........................................................................15

   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............16

   Item 7A. Quantitative and Qualitative Disclosures About Market Risk........................................24

   Item 8.  Financial Statements..............................................................................26

   Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............27

PART III......................................................................................................27

   Item 10. Directors and Executive Officers..................................................................27

   Item 11. Executive Compensation............................................................................27

   Item 12. Security Ownership of Certain Beneficial Owners and Management....................................27

   Item 13. Certain Relationships and Related Transactions....................................................27

PART IV.......................................................................................................27

   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................27


                                  RISK FACTORS

         Some of the information in this Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they (1) discuss our future expectations; (2) contain projections of our future results of operation or of our future financial condition; or (3) state other "forward-looking" information. We believe it is important to communicate our expectations to people that may be interested. However, unexpected events may arise in the future that we are not able to predict or control. The risk factors that we describe in this section, as well as any other cautionary language in this Report on Form 10-K, give examples of the types of uncertainties that may cause our actual performance to differ materially from the expectations we describe in our forward- looking statements. You should know that if the events described in this section and elsewhere in this Report on Form 10-K occur, they could have a material adverse effect on our business, operating results and financial condition.

         WE DEPEND ON STRONG SALES IN THE FIRST HALF OF THE YEAR. Our business, and the recreational boating industry in general, is very seasonal. Our strongest sales period begins in January, because many boat and recreation shows are held in that month. Strong sales demand continues from January through the summer months. Of our average annual net sales over the last three years, over 27% occurred in the quarter ending March 31 and over 41% occurred in the quarter ending June 30. With the exception of our store locations in Florida, our sales are generally much lower in the quarter ending December 31. Because the overall sales level in the December quarter are much less than in the months with warmer weather, we generally do not make a profit in the quarter ending December 31. Because of the difference in sales in the warm spring and summer months versus the cold fall and winter months, if our sales in the months of January through June are significantly lower than we expect, we may not earn profits or we may lose money and have a net loss. This experience may lead to a material adverse effect on our business, our operating results and our financial condition. See "Our Sales Depend on Good Weather" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         OUR SALES DEPEND ON GOOD WEATHER. Our business also depends on favorable weather conditions. For example, too much or too little rain, either of which may result in dangerous or inconvenient boating conditions, can force boating areas to close and severely limit our sales. A long winter can also reduce our selling season. Hurricanes and other storms could result in the disruption of our operations or result in damage to our inventories and facilities. We purchase insurance for storm damage, but the amount of insurance purchased or coverages we purchase may not repay us for all weather related damages or disruptions to our operations. Bad weather conditions in the future may decrease customer demand for our boats, which may decrease our sales and could significantly lower the trading price of our common stock.

         GENERAL ECONOMIC CONDITIONS IN THE UNITED STATES AND IN THE AREAS WHERE WE HAVE STORES AFFECT OUR SALES. Our industry, like many other retail industries, depends on the local, regional and national economy. High interest rates, unfavorable economic developments, volatility or declines in the stock market, changes to the tax law such as the imposition of a luxury tax, or a major employer's decision to leave a certain city can all significantly decrease the amount of money consumers are willing to spend. When these situations arise, consumers often decide not to purchase relatively expensive, "luxury" items like recreational boats. For example, from 1988 to 1990, our business suffered dramatically because of the declines in the financial, oil and gas and real estate markets in Texas. If similar downturns in the national or in local economies arise in the future, we may suffer significant operating losses. Also, changes in federal and state tax laws, such as the imposition of luxury taxes on new boat purchases also could influence consumers' decisions to purchase products we sell and could have a negative effect on our sales. For example, during 1991 and 1992 the federal government imposed a luxury tax on new recreational boats with sales prices in excess of $100,000. This luxury tax coincided with a sharp decline in boating industry sales from a high of $17.9 billion in the late 1980s to a low of $10.3 billion in 1992.

         OUR GROWTH DEPENDS ON OUR ABILITY TO ACQUIRE AND OPEN NEW STORES. We have grown primarily through the acquisition of recreational boat dealerships. Our growth strategy involves significant risks. We began with one store in Texas in 1979 and, since then, have opened or acquired 37 new stores in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Oklahoma, Tennessee and Texas. Stores that we acquired or opened since we went public in June of 1996 have accounted for 25.1% of our net sales in fiscal year 1997, 46.0% of our net sales in fiscal year 1998 and 60.2% of our net sales in fiscal year 1999. By comparison, our comparable store sales (which are sales in stores that are open in the same location for two consecutive years) have increased 5.7% in fiscal year 1997, 6.6% in fiscal year 1998 and 1.9% in fiscal 1999. We expect our comparable store sales to fluctuate from the impact of (i) when and where we acquire new store locations, (ii) the number of store locations that we remodel or relocate to superstores, and (iii) the market conditions in the areas or cities in which our stores are located. Although we expect our existing stores to have sales growth and to remain profitable, most of our sales growth is from newly added store locations and we may not be able to continue to grow or purchase new store locations at the same rapid pace or on terms and conditions favorable to us.

         We may continue to make acquisitions depending upon, among other things, the availability of suitable acquisition opportunities and our ability to finance these transactions. Our success in these acquisitions will depend on our financial strength at the time of acquisition, our ability to hire and retain qualified employees and our ability to identify markets in which we can successfully sell our products. In addition, once we identify a store that meets our criteria, our success will depend on our ability to sell the store's remaining inventory, to convert the store to a Travis Boating Center and to attract new customers to the store after the conversion. Our inability to meet our planned growth potential will severely impact our business, operating results and financial condition.

         Besides acquiring existing stores and converting them into Travis Boating Centers, we plan to build new stores in certain cities or towns that do not have other boat retailers that we can purchase or would like to purchase. Our success in building and operating new facilities will depend on whether we obtain reliable information about each potential market, such as how many and what type of boats have previously been sold in the market. We must then be certain that the prices of our boats are competitive with other boat dealers that sell boats in the market so that we can sell enough boats to operate our store profitably. We cannot promise or be certain that we will be able to open and operate new stores in a time frame that we are expected to by our shareholders or that we can operate stores on a profitable basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations. "

         OUR SUCCESS WILL DEPEND ON HOW WELL WE MANAGE OUR GROWTH. We have undergone a period of rapid growth and, consequently, we have spent much time and effort in acquiring and opening new stores. Although we believe that our systems, procedures and controls are adequate to support our growth, we cannot assure that this is the case. In addition, our growth will impose substantial added responsibilities on our existing senior management including the need to identify, recruit and integrate new senior level managers. Management may not be able to oversee the growth efficiently or to implement effectively our growth and operating strategies. Our inability to manage our growth would result in a significant and severe financial impact on our business, operating results and financial condition.

         WE ARE INSTALLING A NEW MIS SYSTEM IN EACH OF OUR STORES, WHICH MAY NOT OPERATE EFFECTIVELY. Beginning in fiscal year 1998, we purchased and began installing a new management information system to monitor and manage our geographically dispersed stores. This system is now operational in each of our 38 stores. We believe that our company is among the first to install this management information system on a large scale, fully centralized network architecture. Accordingly, we are testing the continued application of the system in a large scale multiple user network that will accommodate future growth in the number of store locations we operate. Any faults, defects or networking limitations in this system could harm our ability to operate our stores and would result in a significant impact on our business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Disclosure of Year 2000 Issues and Consequences."

         OUR SUPPLIERS COULD INCREASE THE PRICES THEY CHARGE US OR COULD DECIDE NOT SELL TO US. We have entered into non-exclusive dealer agreements with our key manufacturers. Most of these agreements are renewable each year and contain other conditions that are standard in the industry. Because of our relationship with these manufacturers and the volumes we purchase, we receive volume price discounts and other favorable terms; however, the manufacturers may change the prices they charge us for any reason at any time or could decide not to sell their products to us. A change in manufacturer's prices or changes in industry regulations could have a material adverse effect on our business, financial conditions and results of operations.

         WE RELY ON SEVERAL KEY MANUFACTURERS FOR ALMOST ALL OF OUR INVENTORY PURCHASES. Our success depends to a significant extent on the continued quality and popularity of the products of our manufacturers. We purchase almost all of our outboard motors from two manufacturers. In fiscal years 1998 and 1997, we purchased nearly all of the outboard motors we use on our Travis Edition line of recreational boats from Outboard Marine Corporation, which makes Johnson outboard motors. In fiscal year 1999 we also purchased outboard motors from Brunswick Corporation, which makes Mercury outboard motors. We have three-year master agreements with Outboard Marine Corporation and Brunswick Corporation that provide volume price discounts and reimbursement for certain marketing expenses. Each agreement is currently in the second year. Either of these agreements may be canceled, however, if we do not buy certain minimum quantities or if the manufacturer cannot supply the quantity we need. Cancellation or modification of our agreements to purchase outboard motors could have a material adverse effect on our business, financial condition and results of operations.

         We also buy much of our boat inventory from Genmar Industries, Inc., or Genmar. For example, in fiscal year 1997 we purchased 34.3% of our inventory from Genmar, in fiscal year 1998 we purchased 17.7%, and in fiscal year 1999 we purchased 12.0% from Genmar. The purchases of boats from this supplier are also made based on the terms of a three-year master agreement with volume price discounts. In addition, we purchase a large percentage of the annual production of several other boat manufacturers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         If our sales increase, these key manufacturers may need to increase their production or we may need to locate other sources to purchase outboard motors or boats. If our suppliers cannot produce more or decide not to renew their contracts with us, and we cannot find alternative sources at similar quality and prices, we would experience inventory shortfalls which, if severe enough, could cause significant disruptions and delays in our sales and, therefore, harm our financial condition. In addition the timing, structure, and amount of manufacturer sales incentives could impact the timing and profitability of our sales.

         CERTAIN LAWS AND CONTRACTS MAY KEEP US FROM ENTERING NEW MARKETS. We may be required to obtain the permission of manufacturers to sell their product before we enter new markets. We received permission from some key manufacturers, including Outboard Marine Corporation, to sell their product in the areas where we have recently expanded. We have not, however, received universal approval to sell all of our products in all new markets. If our manufacturers do not give us permission to sell their products in markets where we plan to expand, we will be forced to find alternative supply sources. Besides these manufacturers' restrictions, there are also legal restrictions on our business. For example, the state of

Oklahoma has adopted laws that restrict the locations of competing boat dealers. While these types of laws are not common, they could have a significant effect on our industry if other states pass similar restrictions.

         WE MAY NOT BE ABLE TO RESPOND EFFECTIVELY TO THE SIGNIFICANT COMPETITION WE FACE. We operate in very competitive conditions. We must compete generally with other businesses trying to sell discretionary consumer products and also face intense competition from other recreational boat dealers for customers, quality products, store locations and boat show space. We rely heavily on boat shows to generate sales. If we are limited in or prevented from participating in boat shows in its markets or in markets we are targeting, this limited participation could have a negative effect on our business, financial condition and results of operation.

         Within our industry, our main competitors are single location boat dealers. We compete with other dealers based on the quality of available products, the price and value of the products and customer service. To a lesser extent, we also compete with national specialty marine stores, catalog retailers, sporting good stores and mass merchants, especially with respect to parts and accessories. We face significant competition in the markets where we currently operate and in the markets we plan to enter. We believe that the trend in the boating industry is for manufacturers to include more features as standard equipment on boats and for other dealers to offer packages comparable to our packages. Some of our competitors, especially those that sell boating accessories, are large national or regional chains that have substantially greater financial, marketing and other resources than we do. We cannot give any assurances that we will be able to effectively compete in the retail boating industry in the future.

         OUR SUBSTANTIAL INDEBTEDNESS COULD RESTRICT OUR OPERATIONS AND MAKE US MORE VULNERABLE TO ADVERSE ECONOMIC CONDITIONS. We have had and will continue to have a significant amount of indebtedness. Our growth strategy may require us to secure significant additional capital. Our future capital requirements will depend upon the size, timing and the structure of future acquisitions and our working capital. Any borrowings to finance future operations, asset purchases or acquisitions could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions or increases in interest rates on portions of debt that have variable interest rates.

         Our ability to make payments on our indebtedness depends on our ability to generate cash flow in the future. If our cash flow from operations is insufficient to meet our debt service requirements, we could be required to sell additional equity securities, refinance our obligations or dispose of assets in order to meet our debt service requirements. In addition, our credit arrangements generally will contain financial and operational covenants and other restrictions with which we must comply. Adequate financing may not be available if and when we need it or may not be available on terms acceptable to us. Our failure to achieve required financial and other covenants or to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our business, financial condition and results of operations and prospects.

         WE MAY ISSUE ADDITIONAL SECURITIES IN CONNECTION WITH ACQUISITIONS THAT WILL DILUTE OUR CURRENT SHAREHOLDERS AND IMPACT OUR EARNINGS PER SHARE. If we choose to finance future acquisitions in whole or in part through the issuance of common stock or debt instruments convertible into our common stock, our existing shareholders would experience dilution and our earnings per share could also be impacted by the issuance of additional shares of capital stock in connection with future acquisitions.

         WE ARE REFINANCING OUR CREDIT LINE AND MAY NOT OBTAIN FAVORABLE TERMS. One of our current credit facilities for borrowings of up to $55 million matures on January 31, 2000. We currently are in technical default under this credit facility based upon a financial ratio required under the terms of this facility. We are currently in the process of refinancing and increasing this credit facility to provide for borrowings of up to $125 million with several financial lenders including certain lenders that currently provide a portion of the $55 million loan. However, no assurance can be given that we will be able to complete this refinancing on favorable terms and conditions. The failure to refinance the $55 million credit facility or to obtain other sufficient financing on favorable terms and conditions could have a material adverse effect on our business ,operating results and financial conditions.

         MUCH OF OUR INCOME IS FROM FINANCING, INSURANCE AND EXTENDED SERVICE CONTRACTS, WHICH IS DEPENDENT ON THIRD PARTY LENDERS AND INSURANCE COMPANIES. We receive a substantial part of our income from the fees we receive from banks and other lending companies. We call this type of income Finance and Insurance income, or F&I income. If our customers desire to borrow money to finance the purchase of their boat, we help the customers obtain the financing by referring them to certain banks that have offered to provide financing for boat purchases. The bank or other lending company pays a fee to our company for each loan that they are able to provide as a result of our referral.

         When we sell boats we also offer our customers the opportunity to purchase (i) a Service Contract that generally provides up to four years of additional warranty coverage on their boat's motor after the manufacturer's original warranty expires, and (ii) various types of insurance policies that will provide money to pay a customer's boat loan if the customer dies or is physically disabled. We sell these products as a broker for unrelated companies that specialize in these type of issues, and we are paid a fee for each product that we sell. Since we only broker these products on behalf of other providers, our responsibility and/or financial risk for paying claims or expenses that are eligible to be insured by these Service Contracts or other insurance policies is limited.

         F&I income for fiscal year 1999 was 4.3% of our net sales, and we estimate 18.8% of our net profits. In fiscal year 1998, these services accounted for 5.4% of our net sales and approximately 20.3% of our net profits. This arrangement carries several potential risks. For example, the lenders we arrange financing through may decide to lend to our customers directly rather than to work through us. If the customer goes directly to the bank to apply for a loan to purchase their boat we would not receive a fee for referral. Second, the lenders we currently refer customers to may change the criteria or terms they use to make loan decisions, which could reduce the number of customers that we can refer. Also, our customers may use the Internet or other electronic methods to find financing alternatives. If either of these events occur, we would lose a significant portion of our income and profit.

         OUR SUCCESS DEPENDS ON OUR MANAGEMENT TEAM. Our company depends greatly on our key management, including Mark T. Walton, Chairman of the Board and President; Ronnie L. Spradling, Executive Vice President-New Store Development; Michael B. Perrine, Chief Financial Officer, Secretary and Treasurer; and other key employees. We have bought and are the beneficiary of key-man life insurance policies on Mr. Walton and Mr. Perrine in the amount of $1,000,000, each, and on Mr. Spradling in the amount of $500,000. However, if any of these employees or other key employees died, became disabled or left Travis Boats for other reasons, their loss could have a significant negative effect on our operations and our financial performance.

         IF OUR PRODUCTS ARE DEFECTIVE, WE COULD BE SUED. Because we sell, service and custom package boats, motors and other boating equipment, we may be exposed to lawsuits for personal injury and property damage if any of our products are defective and cause personal injuries or property damage.
Manufacturers that we purchase product from generally maintain product and general liability insurance and we carry third party product liability insurance. We have avoided any significant liability for these risks in the past. However, if a situation arises in which a claim is not covered under our insurance policy or is covered under our policy but exceeds the policy limits, it could have a significant and material adverse effect on our financial condition.

         OUR FAILURE AND THE FAILURE OF PARTIES WITH WHOM WE DO BUSINESS TO ADDRESS THEIR YEAR 2000 ISSUES COULD NEGATIVELY IMPACT OUR OPERATING RESULTS. The Year 2000 issue is the result of computer program being written using two digits rather than four to define the applicable year. Computer equipment and software and devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

         If all Year 2000 issues are not properly identified, or if assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact our financial position or results of operations or adversely affect our relationships with customers, vendors or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on our systems or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Disclosure of Year 2000 Issues and Consequences."

         OUR STOCK PRICE MAY BE VOLATILE. The price of our common stock may be highly volatile for several reasons. First, a limited number of shares of our stock are owned by the public. This may effect trading patterns which generally occur when a greater number of shares are traded. Second, the quarterly variations in our operating results, as discussed above, may result in the increase or decrease of our stock price. Third, independent parties may release information regarding pending legislation, analysts' estimates or general economic or market conditions that effect the price of our stock. Also, our stock price may be effected by the demand and the market performance of small capitalization stocks. Any of these situations may have a significant effect on the price of our common stock or our ability to raise additional equity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         IF WE ISSUE MORE STOCK, OUR STOCK PRICE MAY DECLINE. The sale of a large number of shares of our common stock in the public market could have a material adverse effect on the market price of the common stock. As of December 23, 1999, we own or control, together with our officers and directors and large shareholders, approximately 1,401,822 shares of common stock. Our sale of a large portion of these shares may decrease the price of our common stock.

         OUR CORPORATE DOCUMENTS MAY PREVENT OR INHIBIT A TAKEOVER OF THE COMPANY. Our Articles of Incorporation permit us to issue up to 1,000,000 shares of preferred stock, either all at once or in a series of issuances. Our Board of Directors has the power to set the terms of this preferred stock. If we issued this preferred stock, it could delay or prevent a change in control of the company. Also, our Articles of Incorporation permit the Board of Directors to determine the number of directors and do not specify a maximum or minimum number. Our Bylaws currently provide that the Board of Directors is divided into three classes with staggered terms. This arrangement could delay shareholders from replacing current board members and could delay or prevent a takeover that you may consider to be in your best interest.

                                     PART I

         Some of the information in this Report on Form 10-K, including statements in "Item 1. Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they (1) discuss our future expectations; (2) contain projections of our future results of operation or of our future financial condition; (3) state other "forward-looking" information. We believe it is important to communicate our expectations to people that may be interested. However, unexpected events may arise in the future that we are not able to predict or control. Among the factors that could cause actual results to differ materially are: general economic conditions, competition and government regulations, as well as the risks and uncertainties discussed in this Report on Form 10-K, and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements. All forward-looking statements in this Report on Form 10-K are expressly qualified in their entirety by the cautionary statements in this paragraph.

ITEM 1.  BUSINESS

         General

         Travis Boats & Motors, Inc. ("Travis Boats" or the "Company") is a leading multi-state superstore retailer of recreational boats, motors, trailers and related marine accessories in the southern United States. The Company, which currently operates 38 stores under the name Travis Boating Center in Texas, Arkansas, Louisiana, Alabama, Tennessee, Mississippi, Florida, Georgia and Oklahoma, seeks to differentiate itself from competitors by providing customers a unique superstore shopping experience that showcases a broad selection of high quality boats, motors, trailers and related marine accessories at firm, clearly posted low prices. Each superstore also offers complete customer service and support, including in-house financing programs and full-service repair facilities staffed by factory-trained mechanics.

         History

         Travis Boats was incorporated as a Texas corporation in 1979. As used herein and unless otherwise required by the context, the terms "Travis Boats" and the "Company"' shall mean Travis Boats & Motors, Inc. and its direct and indirect subsidiaries.

         Since its founding in 1979 as a single retail store in Austin, Texas, the Company has grown both through acquisitions and the establishment of new store locations. During the 1980s, the Company expanded into San Antonio, Texas with the construction of a new store facility. The Company subsequently made acquisitions of boat retailers operating within the Texas markets of Midland, Dallas and Abilene. It was during this initial period of expansion that the Company began developing the systems necessary to manage a multi-store operation and leveraging the economies of scale associated with volume purchasing. The Company's success in these areas led to the proprietary Travis Edition packaging concept and the Company's pricing philosophy. Since 1990, Travis Boats has opened or acquired 33 additional store locations in the following states: Texas
(3), Arkansas (4), Louisiana (4), Alabama (2), Tennessee (5), Mississippi (1), Florida (12), Georgia (1) and Oklahoma (1).

         The Company sells approximately 75 different Travis Edition models of brand-name fishing, water-skiing and general recreational boats, along with motors, trailers, accessories and related equipment. Personal watercraft, off-shore fishing boats and cabin cruisers are also offered for sale at selected store locations. During fiscal 1999, substantially all of the boat units sold range in size from 16 to 25 feet at prices ranging from $7,500 to $25,000. Approximately 1.7% of new boat sales are personal watercraft with retail prices generally ranging from $5,000 to $10,000 and approximately 6.7% of new boat sales are off-shore fishing boats and cruisers with lengths of 27 feet or greater and generally ranging in retail price from $50,000 to $300,000. The Company's retail pricing structure seeks to maintain a consistent gross profit percentage for each of its Travis Edition models. See "Business Strategy - Travis Edition Concept."

         The Company custom designs and pre-packages combinations of popular brand-name boats, such as Larson, Wellcraft, Bayliner, Sprint, and Sea Ark boats with outboard motors generally manufactured by Outboard Marine Corporation or Brunswick, along with trailers and numerous accessories, under its proprietary Travis Edition product line. These signature Travis Edition packages, which account for the vast majority of total new boat sales, have been designed and developed in coordination with the manufacturers and often include distinguishing features and accessories that have historically been unavailable to, or listed as optional by, many competitors. These factors enable the Company to provide the customer with an exceptional product that is conveniently packaged for immediate enjoyment and competitively priced.

         The Company believes that it offers a selection of boat, motor and trailer packages that fall within the price range of the majority of all boats, motors and trailers sold in the United States. The Company's product line generally consists of boat packages priced from $7,500 to $25,000 with approximate even distribution within this price range. While the Company's sales have historically been concentrated on boats with retail sales prices below $25,000, the Company in limited market areas and quantities does sell boats that have retail sales prices in excess of $200,000. Additionally, as the Company continues to operate in Florida and enters other markets along the Gulf of Mexico or other new coastal areas, management believes that the distribution of off shore fishing boats and cabin cruisers will continue to increase as a percentage of net sales. Management believes that by combining flexible financing arrangements with an even distribution of products through a broad price range, the Company is able to offer boat packages to customers with different purchasing budgets and varying income levels.

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

         Travis Edition concept. The Company uses extensive market research, combined with the design resources of its manufacturers, to develop custom Travis Edition boating packages. The Company's significant purchasing power and consequent ability to coordinate designs with manufacturers have enabled the Company to obtain products directly from the factory at the lowest prices, with favorable delivery schedules and with distinguishing features and accessories that have historically been unavailable to, or listed as optional by, many competitors. The Company can also add certain additional features after receipt of the product to enhance the Company's Travis Edition packages. Each Travis Edition is a complete, full-feature package, including the boat, motor, trailer and numerous additional accessories and design features often not found on competitors' products, thus providing customers with superior value. These features often may include enhanced styling such as additional exterior colors, complete instrumentation in dashboards, transoms warranted for life, canopy tops, trolling motors, upgraded interiors with stereos, wood grain dashboards, in-dash depth finders, stainless steel motor propellers and enhanced hull design not available on other models. In addition, Travis Edition boats are generally identified by the Company's attractive private label logo as well as the respective manufacturer's logo.

         Unlike most recreational boat dealers, the Company establishes firm prices on its Travis Edition packages and generally maintains such prices for an entire season. Prices are advertised and clearly posted so that the customer receives the same price at any Travis Boating Center. The Company's selling philosophy is designed to eliminate customer anxiety associated with bargaining or negotiation and result in a price at or below prices generally available from competitors. The Company believes this pricing strategy and low-pressure sales style provide the customer with the comfort and confidence of having received a better boat with more features at a lower price. In the Company's view, this approach has promoted good customer relationships and enhanced the Company's reputation in the industry as a leading provider of quality and value.

         Acquisitions. The Company has made various acquisitions during the three year period ended September 30, 1999. All of the acquisitions were asset purchases (except for Adventure Marine and Shelby Marine, which were stock purchases) and have been accounted for using the purchase method of accounting. The operating results of the companies acquired have been included in the consolidated financial statements from the respective date of acquisition. The assets acquired generally include boat, motor and trailer inventory, parts and accessories inventory and to a lesser extent, property and equipment. A summary of the Company's acquisitions follows:



                                                                    Non-compete
                             Date of      Purchase    Tangible      Agreements      Cash    Liabilities     Notes      Stock
     Name of Company       Acquisition      Price    Net Assets    and Goodwill     Paid      Assumed       Issued     Issued
     ---------------       -----------    --------   ----------    ------------     ----    -----------     ------     ------

                                                    (In Thousands)
Fiscal 1999
-----------
AMLIN, INC. DBA MAGIC         01/99      $1,639       $6,019         $1,090         $1,639    $5,470       $  ---       $---
MARINE
SPORTSMAN'S HAVEN             01/99       1,748        2,624            514          1,098     1,390          650        ---

PIER 68 MARINA                02/99         738        2,218            562            408     2,043          329        ---
DSA MARINE SALES &            04/99       2,147        4,798          1,597          2,147     4,248          ---        ---
SERVICE DBA THE
BOATWORKS
SHELBY MARINE, INC.           06/99       1,334        3,426          1,050            809     3,142          ---        525
THE NEW 3 SEAS, INC.          09/99       1,103        1,419          1,100              0     1,416        1,103        ---

Fiscal 1998
-----------
SOUTHEASTERN MARINE           11/97      $1,730       $1,390         $  280         $1,606    $    -       $  124       $---
WORTHEN MARINE                12/97         287          142            145            287         -          ---        ---
HNR MARINE                    04/98         359          359              -            359         -          ---        ---
MOORE'S MARINE                05/98         777          376            401            777         -          ---        ---
RODGERS MARINE                09/98         677        2,093            350            327     1,766          ---        350

Fiscal 1997
-----------
NORTH ALABAMA                 10/96         892          687            205            812         -           80        ---
WATERSPORTS
TRI-LAKES MARINE              11/96       1,243        1,892            644            643     1,937          600        ---
BENT'S MARINE                 02/97       1,519          840            679          1,064         -          455        ---
MCLEOD MARINE                 08/97         958          730            228            958         -          ---        ---
ADVENTURE MARINE              09/97       3,023        5,536          2,690          1,430     5,203          115      1,478


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

         F&I Products. In the Travis Edition boat packages the Company offers customers the ability to purchase extended service contracts and insurance coverages, including credit life and accident/disability coverages (collectively "F&I Products"). The Company also offers to assist the customer in obtaining financing for their boat purchase through a diversified group of financial institutions with which the Company maintains financing agreements. The Company earns commissions on these F&I Products based upon the Company's mark-up over the cost of the products. F&I Products account for a substantial portion of the Company's income, the most significant component of which is the income resulting from the Company's origination of customer financing.

         Operations

         Purchasing. The Company believes it is among the largest volume buyers of outboard motors in the United States. Until fiscal year 1999, the Company purchased substantially all of its outboard motors from Outboard Marine Corporation ("OMC"), which is the manufacturer of Johnson outboard motors. Beginning with the 1999 fiscal year, the Company elected to further diversify its outboard motor selection and entered into an agreement to purchase Mercury outboard motors from Brunswick Corporation ("Brunswick"). The Company is also among the largest domestic volume buyer of boats from many of the boat manufacturers it represents. As a result, the Company has significant access to the manufacturers and substantial input into the design process for the new boats that are introduced to the market each year by such manufacturers. In addition, the Company has designed and developed, in coordination with its manufacturers, signature Travis Edition boating packages which account for the vast majority of its total new boat sales.

         The Company typically deals with each of its manufacturers pursuant to an annually renewable, non-exclusive dealer agreement which does not contain any contractual provisions concerning product pricing or purchasing levels. Pricing is generally established on an annual basis, but may be changed at the manufacturer's sole discretion. The Company's agreements with OMC and Brunswick to purchase outboard motors, as well as its agreements to purchase boats from GenMar Industries, Inc. ("Genmar"), unlike its other dealer agreements, are multi-year in nature. These current agreements include volume discounts from the then prevailing dealer net price over the entire term of the respective agreement. This dealers agreement typically may be canceled by either party if volume of product purchased or available to be purchased is not maintained at pre-established levels.

         Approximately 12% and 18% of the Company's net purchases in fiscal years 1999 and 1998, respectively, were products manufactured by boat manufacturers owned by Genmar. Genmar's boat lines purchased by the Company include Larson, AquaSport, Wellcraft, Scarab, and Carver. OMC supplied products that represented approximately $32.4 million, or 36.3%, and $17.7 million, or 42.1%, of the Company's net purchases during fiscal years 1999 and 1998, respectively. Brunswick supplied Mercury outboard motors that represented approximately $32.4 million, or 36.3%, of the Company's net purchases during the 1999 fiscal year.

         The Company's right to display some product lines or prices in certain markets, including the Internet, may be restricted by arrangements with certain manufacturers.

         Floor plan and other inventory financing. The Company acquires a substantial portion of its inventory through floor plan and other financing agreements. Inventory is generally purchased under floor plan lines of credit (secured by such inventory) maintained with third party finance companies or under revolving lines of credit maintained with commercial banks, depending upon the type of product purchased. The seasonal nature of the recreational boating industry impacts the production schedules of the manufacturer's that produce marine products. During the fall and winter months, retail sales of recreational boats diminish significantly as compared to sales during the warm spring and summer months. To provide recreational boating retailers, such as Travis Boats, extra incentive to purchase boating products in the "off-season," manufacture's typically offer product for sale at a price that includes an interest subsidy. Since retail boat dealers typically utilize floor plan financing to provide working capital to purchase inventory, the interest subsidy is intended to assist the retail dealer in stocking the product until the selling season. The terms of the interest subsidy or assistance vary by manufacturer, with substantially all manufacturers in the marine industry offering such programs. Management believes that these financing arrangements are standard within the industry. As of September 30, 1999, the Company and its subsidiaries owed an aggregate of approximately $68.6 million pursuant to the floor plan and revolving lines of credit.

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

         The Company competes primarily with single location or single state boat dealers and, to a lesser degree, with national specialty marine stores, catalog retailers, sporting goods stores and mass merchants, particularly with respect to parts and accessories. Dealer competition, which includes one other publicly traded multi-state retailer of recreational boats, continues to increase based on the quality of available products, the price and value of the products and attention to customer service. There is significant competition both within markets currently being served by the Company and in new markets into which the Company plans to enter. While the Company generally competes in each of its markets with retailers of brands of boats not sold by the Company in that market, it is common for other competitive retailers to sell the same brands of outboard motors. Management believes that a trend in the industry is for independent dealers to attempt to form alliances or buyer's groups, for manufacturers to include more features as standard equipment on boats and consequently, and for competitive dealers to offer packages comparable to those offered by the Company as its Travis Edition lines. In addition, several of the Company's competitors, especially those selling boating accessories, are large national or regional chains that may have substantially greater financial, marketing and other resources than the Company. There can be no assurance that the Company will be able to compete successfully in the retail marine industry in the future.

         Impact of Environmental and Other Regulatory Issues. On October 31, 1994, the U.S. Environmental Protection Agency ("EPA") announced proposed emissions regulations for outboard marine motors. The proposed regulations would require a 75% average reduction in hydrocarbon emissions for outboard motors and set standards for carbon monoxide and nitrogen oxide emissions as well. Under the proposed regulations, manufacturers began phasing in low emission models in 1998 and had approximately nine years to achieve full compliance. Certain states, such as California, are proposing and adopting legislation that would require low emission outboards and other engines on certain bodies of water or more aggressive schedules than the EPA. The Company's primary outboard motor suppliers, Outboard Marine Corporation ("OMC") and Brunswick each have begun the phase-in process for the new EPA compliant outboard motors. However, in fiscal 1999 and 1998, the Company only purchased minimal quantities of the new EPA compliant outboard motors as a result of a lack of supply of the new product since these manufacturers are still in the initial stages of the new product's release. The Company's boat models sold with the new EPA compliant outboards in fiscal 1999 and 1998 generally were priced approximately $2,000 higher than those with traditional outboard motors. Management anticipates retail prices to generally be from $500 to $1,500 higher for the new EPA compliant outboards depending on the motor's horsepower. Management, based upon discussions with OMC and Brunswick, believes that the higher retail costs will be offset by enhanced fuel efficiency and acceleration speed, as well as reduced maintenance costs of the new EPA compliant outboard motors. Costs of comparable new models, if materially more expensive than previous models, or the manufacturer's inability to deliver responsive, fuel efficient outboard motors that comply with EPA requirements, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Trademarks and service marks. The Company does not hold any registered trade or service marks at this time but has trademark applications pending with the U.S. Patent and Trademark Office for the names "Travis Boating Center" and "Travis Edition," for its corporate logo and for the overall appearance and trade dress of its Travis Boating Centers. There can be no assurance that any of these applications will be granted. However, based on a number of years of use, the Company believes it has common law rights to these marks at least in its current market areas. Notwithstanding the foregoing, the Company has entered into an agreement with a marine dealership operating in Knoxville, Tennessee not to use the names "Travis," "Travis Boating Center" or "Travis Edition" in certain types of uses or situations in Knoxville, Tennessee and a 50 mile radius therefrom.

         Web  site.   The   Company   operates   a  Web  site   under  the  name
"travisboatingcenter.com." The Company owns the URL name for this name and numerous derivations thereof.

         Employees. As of September 30, 1999, the Company's staff consisted of 708 employees, 668 of whom are full time. The full-time employees include 37 in store level management and 51 in corporate administration and management. The Company is not a party to any collective bargaining agreements and is not aware of any efforts to unionize its employees. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

         The Company leases its corporate offices which are located at 5000 Plaza on the Lake, Suite 250, Austin, Texas. The Company also owns numerous other Travis Boating Center locations. The remaining facilities are leased under leases with original lease terms generally ranging from five to ten years with additional multi-year renewal options. The Company typically pays a fixed rent and in substantially all of the leased locations the Company is responsible for the payment of taxes, insurance, repairs and maintenance.


         The chart below reflects the status and approximate size of the various
Travis Boating Center locations operated as of December 23, 1999.


                                           Building      Land       Owned or        Year of Market
             Location                 Square Footage*  Acreage*      Leased             Entry
             --------                 ---------------  --------     --------        ---------------
AUSTIN, TEXAS(1).........................  20,000        3.5         Owned                1979
SAN ANTONIO, TEXAS(1)(3).................  15,500        1.9        Leased                1982
SAN ANTONIO, TEXAS(5)....................                6.5         Owned                1999
MIDLAND, TEXAS(1)........................  18,750        3.8         Owned                1982
DALLAS, TEXAS(1).........................  20,000        4.2         Owned                1983
ABILENE, TEXAS(2)........................  24,250        3.7         Owned                1989
HOUSTON, TEXAS(2)........................  15,100        3.0        Leased                1991
BATON ROUGE, LOUISIANA(2)................  33,200        7.5         Owned                1992
BEAUMONT, TEXAS(2).......................  25,500        6.5         Owned                1994
ARLINGTON, TEXAS(2)......................  31,000        6.0        Leased                1995
HEBER SPRINGS, ARKANSAS(2)...............  26,000        9.0        Leased                1995
HOT SPRINGS, ARKANSAS(2).................  20,510        3.0         Owned                1995
NEW IBERIA, LOUISIANA(4).................  24,000        3.3        Leased                1995
FLORENCE, ALABAMA(2).....................  22,500        6.0        Leased                1996
HUNTSVILLE, ALABAMA(3)...................   2,000        3.0        Leased                1996
WINCHESTER, TENNESSEE(2).................  28,000        3.5        Leased                1996
METAIRIE, LOUISIANA(2)...................  30,000        3.5        Leased                1997
PASCAGOULA, MISSISSIPPI(2)...............  28,000        4.1         Owned                1997
KEY LARGO, FLORIDA(4)....................   3,000        1.4         Owned                1997
KEY LARGO, FLORIDA(3)(4).................   3,000        1.4         Owned                1999
FT. WALTON BEACH FL. - SALES(4)..........   7,000        2.9        Leased                1997
FT. WALTON BEACH FL. - SALES(4)..........   7,000        2.9        Leased                1999
FT. WALTON BEACH FL. - SERVICE(4)........   7,500        2.0        Leased                1997
HENDERSONVILLE, TENNESSEE(2).............  31,320        3.6        Leased                1997
GWINNETT, GEORGIA(1).....................     N/A        5.0         Owned                1998
CLAREMORE, OKLAHOMA(4)...................  15,000        2.0         Owned                1998
BOSSIER CITY, LOUISIANA(2)...............  30,000        8.6         Owned                1998
KNOXVILLE, TENNESSEE(4)..................  30,000        6.5        Leased                1998
LITTLE ROCK, ARKANSAS(4).................  16,400        3.0         Owned                1999
PINE BLUFF, ARKANSAS(4)..................  16,812        2.9        Leased                1999
LONGWOOD, FLORIDA(4).....................  10,000        3.1        Leased                1999
CLEARWATER, FLORIDA(4)...................  21,000        5.0         Owned                1999
CLEARWATER, FLORIDA(4)...................   9,000        3.7        Leased                1999
JACKSONVILLE, FLORIDA(4).................   8,000        1.5        Leased                1999
MIAMI, FLORIDA(3)........................  12,000        1.0        Leased                1999
BRADENTON, FLORIDA(4)....................  20,000        5.0        Leased                1999
ENGLEWOOD, FLORIDA(4)....................   3,000        4.5        Leased                1999
MEMPHIS, TENNESSEE(2)....................  24,000        4.3        Leased                1999
PICKWICK DAM, TENNESSEE(2)...............  48,000        5.0        Leased                1999
FT. MYERS, FLORIDA(4)....................   6,000        4.0        Leased                1999

--------------------------
*  Square footage and acreage are approximate.
(1)       Newly constructed store.
(2)       Facility acquired/leased and converted to superstore.
(3)       Temporary facility. To be relocated.
(4)       Acquired/leased facility
(5)       Raw land.  Superstore under construction.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended September 30, 1999.

                                     PART II

ITEM 1.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock trades on the Nasdaq Stock Market under the symbol: TRVS. As of December 23, 1999, the Company believes its shares are beneficially owned by more than 400 shareholders. On December 23, 1999, the last reported sales price of the common stock on the NASDAQ National Market System was $10.25 per share.

         The following table sets forth for the period indicated, on a per share basis, the range of high and low sales prices for the Company's common stock during fiscal years 1999 and 1998 as quoted by the NASDAQ. These price quotations reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions:


                                     Fiscal 1999 Sales Price               Fiscal 1998 Sales Price
                                     -----------------------               -----------------------
        Quarter Ended             High         Low        Ending       High         Low        Ending
        -------------             ----         ---        ------       ----         ---        ------
December 31....................  $20.50       $12.25      $20.50       $24.125    $18.75       $24.125
March 31.......................  $23.00       $16.50      $18.00       $26.75     $22.375      $26.625
June 30........................  $18.00       $14.00      $14.50       $29.125    $24.50       $24.50
September 30...................  $16.25       $ 9.625     $ 9.625      $26.875    $15.00       $15.50

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

ITEM 2.  SELECTED FINANCIAL DATA

         The following selected consolidated financial information should be read in conjunction with and is qualified in its entirety by reference to the consolidated financial statements of the Company and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Report on Form 10-K:

                                          FISCAL YEAR ENDED SEPTEMBER 30,


                                            1995(1)(5)      1995(2)     1996(1)(5)    1997(1)(5)   1998(1)(5)  1999(1)(5)
                                            ----------      -------     ----------    ----------   ----------  ----------
                                                        (IN THOUSANDS, EXCEPT STORE AND SHARE DATA)

Consolidated Statement of
  Operations Data:
  Net Sales.......................          $ 41,442      $ 44,617      $ 64,555      $ 91,309     $ 131,740    $ 182,259
  Gross Profit....................            10,306        10,815        16,483        23,955        34,901       46,634
  Selling, general and
  Administrative Expense..........             6,353         7,526        10,857        15,562        22,630       30,978
   Operating income...............             3,736         3,004         5,061         7,480        11,011       13,689
   Interest expense...............               670           845         1,289         1,354         2,310        3,808
   Net income.....................             2,050         1,486         2,383         3,982         5,563        6,573
   Basic earnings per share.......         $       0.76   $      0.55   $      0.78   $      0.96  $       1.31 $       1.53
   Diluted earnings per share.....         $       0.76   $      0.55   $      0.78   $      0.94  $       1.26 $       1.49
   Weighted avg. common
   Shares outstanding - basic.....             2,672         2,663         3,043         4,137         4,250        4,291
   Weighted avg. common
   Shares outstanding - diluted...             2,672         2,663         3,043         4,252         4,417        4,409
Store Data:
   Stores open at period end......                11            11            12            19            24           38
   Average sales per store (6)....         $   4,886      $  5,283      $  5,617      $  5,775     $   6,383    $   6,055
   Percentage increase in
    Comparable store sales(4).....                 5.0%         12.2%          4.3%          5.7%          6.6%         1.9%



                                              FISCAL YEAR ENDED SEPTEMBER 30,


                                                1995        1996        1997           1998         1999
                                                ----        ----        ----           ----         ----
                                                                    (In Thousands)

Consolidated Balance Sheet Data:
  Cash and cash equivalents...............  $     996     $  1,533    $  5,816      $   4,618    $   4,125
  Working capital.........................      2,808       15,263      14,806         16,392       12,117
  Total assets............................     23,357       31,350      59,121         69,116      125,931
  Short-term debt, including current
     maturities of long-term debt.........     11,443        4,661      21,447         26,105       69,547
  Long-term debt less current maturities..      4,876        4,334       5,145          4,980        6,897
  Shareholders' equity....................      4,812       18,598      24,058         30,433       37,592

---------------------

(1) The Company's fiscal years ended on December 31 in 1994, and on September 30 in 1995, pursuant to a change adopted in 1995, resulting in a nine-month 1995 fiscal year. The Consolidated Statement of Operations Data for the fiscal years ended September 30, 1995, 1996, 1997, 1998 and 1999 has been derived from the audited consolidated financial statements of the Company. All other financial and store data has been derived from the Company's unaudited consolidated financial statements.

(2) Reflects inclusion of nine-month audited financial statements for the fiscal year ended September 30, 1995 and the three-month unaudited financial statements for the quarter ended December 31, 1994, in order to provide a basis for comparing 12 months of operations in 1995 to fiscal 1996 operations.

(3) Includes only those stores open for the entire preceding  12-month  period.

(4) New stores or upgraded facilities are included in the comparable store base at the beginning of the store's thirteenth complete month of operations.

(5) Includes the operations of acquired store locations from each respective date of acquisition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 3. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT ON FORM 10-K. THE DISCUSSION IN THIS SECTION OF THIS REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION, THOSE DISCUSSED IN "RISK FACTORS" AND THOSE DISCUSSED ELSEWHERE IN THIS REPORT ON FORM 10-K.

         Overview

         The following discussion compares fiscal years 1999 and 1998, which reflects the inclusion of the audited consolidated financial statements for the fiscal years ended September 30, 1999 and 1998, respectively. The results of the acquisitions listed in the chart below, from their respective dates of acquisition, are included in the discussion below of the fiscal year in which such acquisition occurred.


         A summary of the Company's acquisitions follows:



                                                                   Non-compete
                              Date of    Purchase      Tangible     Agreements     Cash    Liabilities   Notes     Stock
     Name of Company        Acquisition   Price       Net Assets   and Goodwill    Paid      Assumed    Issued    Issued
     ---------------        -----------  --------     ----------   ------------    ----    -----------  ------    ------

                                                    (In Thousands)
FISCAL 1999
-----------
AMLIN, INC. DBA MAGIC          01/99      $1,639        $6,019        $1,090      $1,639     $5,470      $-----   $-----
MARINE
SPORTSMAN'S HAVEN              01/99       1,748         2,624           514       1,098      1,390         650      ---
PIER 68 MARINA                 02/99         738         2,218           562         408      2,043         329      ---
DSA MARINE SALES &             04/99       2,147         4,798         1,597       2,147      4,248         ---      ---
SERVICE DBA THE BOATWORKS
SHELBY MARINE, INC.            06/99       1,334         3,426         1,050         809      3,142         ---      525
THE NEW 3 SEAS, INC.           09/99       1,103         1,419         1,100           0      1,416       1,103      ---

FISCAL 1998
-----------
SOUTHEASTERN MARINE            11/97      $1,730        $1,390        $  280      $1,606     $    -      $        $    -
WORTHEN MARINE                 12/97         287           142           145         287          -           -        -
HNR MARINE                     04/98         359           359             -         359          -           -        -
MOORE'S MARINE                 05/98         777           376           401         777          -           -        -
RODGERS MARINE                 09/98         677         2,093           350         327      1,766           -      350

FISCAL 1997
-----------
NORTH ALABAMA WATERSPORTS      10/96         892           687           205         812          -          80        -
TRI-LAKES MARINE               11/96       1,243         1,892           644         643      1,937         600        -
BENT'S MARINE                  02/97       1,519           840           679       1,064          -         455        -
MCLEOD MARINE                  08/97         958           730           228         958          -           -        -
ADVENTURE MARINE               09/97       3,023         5,536         2,690       1,430      5,203         115    1,478


The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                                             FISCAL YEAR ENDED SEPTEMBER 30,
                                        1996            1997            1998         1999
                                        ----            ----            ----         ----
NET SALES                              100.0%           100.0%        100.0%       100.0%
COSTS OF GOODS SOLD                     74.5             73.8          73.5         74.4
                                       -----            -----         -----        -----
GROSS PROFIT                            25.5             26.2          26.5         25.6
SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES              16.8             17.0          17.2         17.0
OPERATING INCOME                         7.8              8.2           8.4          7.5
INTEREST EXPENSE                         2.0              1.5           1.8          2.1
OTHER INCOME                             0.0              0.0           0.1          0.3
                                       -----            -----         -----        -----
INCOME BEFORE INCOME TAXES               5.9              6.7           6.7          5.7
INCOME TAX EXPENSE                       2.2              2.3           2.5          2.1
                                       -----            -----         -----        -----
NET INCOME                               3.7%             4.4%          4.2%         3.6%
                                       =====            =====         =====        =====


RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

         Highlights

         Fiscal year 1999 was a record year for the Company, which included the following achievements compared to fiscal 1998:

*    Net sales increased 38.4% to $182.3 million.
*    Net income increased by 18.1% to $6.6 million from $5.6 million.
*    Diluted earnings per share increased by 18.3% to $1.49 from $1.26.

         Net sales. Net sales increased by 38.4% to $182.3 million in fiscal 1999 from $131.7 million in fiscal 1998. The primary component of the increase in net sales during the 1999 and 1998 fiscal years has been the result of newly-opened or acquired store locations. Accordingly, of the fiscal 1999 increase in net sales, $39.7 million, or 78.5%, is related to the 14 store locations that were newly opened or acquired. The Company also benefited from growth in comparable store sales. During fiscal year 1999, comparable store sales increased by 1.9%, or $1.5 million, (14 stores in base) versus 6.6%, or $3.7 million, (9 stores in base) during fiscal 1998. See "Risk Factors - Our Growth Depends on Our Ability to Acquire and Open New Stores."

         Growth in overall sales volume resulted, in part, from additional new Travis Edition boating packages introduced during fiscal 1999 and 1998. These new additions included the Pro-Line and Polar brand boats in 1998 and Wellcraft, Bayliner and Fishmaster boat models in fiscal 1999, as well as Mercury Motors in November 1999.

         During fiscal 1999, the Company experienced increased parts/accessories and service labor sales of 38% and 45%, respectively, primarily through an increased store network. Parts/accessory sales increased to $15.6 million, or 8.6% of net sales, from $11.3 million, or 8.6% of net sales, in fiscal years 1999 and 1998, respectively. Service labor sales increased to $6.9 million, or 3.8% of net sales, from $4.7 million, or 3.6% of net sales, in fiscal years 1999 and 1998, respectively. Net sales also benefited from increased used boat sales in both dollars and as a percentage of sales. Used boat sales increased by 52.5% to $11.1 million (6.1% of total sales) in fiscal 1999, from $7.3 million (5.5% of total sales) in fiscal 1998. The Company plans to continue to explore the used boat market and potential sites for used boat superstores and brokerage facilities.

         Net sales from comparable stores in fiscal 1999 and 1998, which had 14 and 9 stores respectively, included in the base for calculation, increased by 1.9% and 6.6% in fiscal 1999 and 1998, respectively. The Company relocated or renovated three stores and opened or acquired an additional 12 stores during fiscal years 1999 and 1998 rendering such locations to be excluded from the comparable store base. The Company's planned acquisition strategy and subsequent renovation of stores to superstore standards is expected to continue to negatively impact the number of stores includable in comparable store base calculations in relationship to the total number of store locations operated. See "Risk Factors--Our Growth Depends on Our Ability to Acquire and Open New Stores." As such, comparable store performance is expected to remain unstable until higher percentages of the Company's stores are includable in comparable store calculations.

         Included within net sales is revenue that the Company earns related to F&I Products. The Company, through relationships with various national and local lenders, is able to place financing for its customers' boating purchases. These lenders allow the Company to "sell" the loan at a rate higher than a minimum rate established by each such lender, and the Company earns fees based on the percentage increase in the loan rate over the lender's minimum rate. The Company sells these loans without recourse, except that in certain instances the Company must return the fees earned if the customer repays the loan or defaults in the first 120-180 days. The Company also sells, as a broker, certain types of insurance (property/casualty, credit life, disability) and extended service contracts. The Company may also sell these products at amounts over a minimum established cost and earn income based upon the profit over the minimum established cost.

         Net sales attributable to F&I Products increased by 9.2% to approximately $7.8 million in fiscal 1999 from $7.1 million in fiscal 1998, In fiscal 1999, F&I income as a percentage of net sales decreased from 5.4% in fiscal 1998 to 4.3% in fiscal 1999 due to competitive pressures on finance rates (which resulted in lower net spreads achieved in the placement of customer financing), as well as overall decreases in the percentage of customers buying these products (which is referred to as "sell-through"), and a reduced demand in certain insurance products.

         Gross profit. Gross profit increased by 33.6% to approximately $46.6 million in fiscal 1999 from $34.9 million in fiscal 1998. Gross profit as a percent of sales decreased to 25.6% in fiscal 1999 from 26.5% in fiscal 1998. The Company generally seeks to maintain a gross profit margin of 21% to 23% on its boating packages and is able to further leverage the margin through sales of parts/accessories, service labor and F&I Products, all of which generally produce gross profit margins in excess of 25%. During fiscal 1999, the Company's gross profit margin was negatively impacted by a temporary reduced revenue mix in its boating package margins as a result of acquisition boat inventory that liquidated at below Company standard margins, thus, driving the Company's new boating package margins down to 20.7% and used margins down to 13.4% (Company standard of 18-20%). This, combined with the 110 basis point reduction in high yielding F&I income, as a percentage of net sales, caused the 90 basis point drop in gross profit margin as a percentage of sales.

         Net sales attributable to F&I Products, which have a significant impact on the gross profit margin, contributed $7.8 million, or 16.7%, of total gross profit in fiscal 1999, as compared to $7.1 million, or 20.3%, of total gross profit for fiscal 1998. Net sales attributable to F&I Products are reported on a net basis and therefore all of such sales contribute directly to the Company's gross profit. The costs associated with the sale of F&I Products are included in selling, general and administrative expenses.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased by 36.9% to $31.0 million in fiscal 1999 from $22.6 million for fiscal 1998. Selling, general and administrative expenses as a percent of net sales decreased by 18 basis points to 17.00% in fiscal 1999 from 17.18% for fiscal 1998. In absolute dollars, the increase in selling, general and administrative expenses was primarily attributable to increased expenses associated with the operation of a larger store network, growth in the corporate-office staffing infrastructure and increased advertising and insurance costs associated with introducing Travis stores into new geographically diverse regions.

         Interest expense. Interest expense, in absolute dollars, increased by 64.9% to $3.8 million in fiscal 1999 from $2.3 million in fiscal 1998. Interest expense as a percent of net sales, increased to 2.1% in fiscal 1999 from 1.8% in fiscal 1998.

Subsequent to the Company's Initial Public Offering in June of 1996, capital expenditures and growth in operating assets (primarily inventory) have been financed with borrowings from various commericla banks and finance companies. The growth in assets is the result of the Company's larger store network, continued implementation of its management information system and its planned renovation of store locations to conform with its superst The higher debt levels have resulted in the increase in interest expense in actual dollars and as a percentage of sales in fiscal years 1999 and 1998. The Company anticipates continuing to utilize bank financing to support the growth in assets necessary to operate a larger store network and accordingly, the resulting increases in interest expense associated with such borrowings. Operations and Make Us More Vulnerable to Adverse Economic Conditions" and "Qualitative and Quantitative Disclosures About Market Risk." See "Risk Factors--Our Substantial Indebtedness Could Restrict Our standards.

         Net income. Net income increased by 18.1% to approximately $6.6 million in fiscal 1999 from $5.6 million in fiscal 1998. While the Company continued to benefit from increased sales and controlled SG&A expenses in fiscal 1999, reduced margins, as a percentage of sales, and the increase in interest expense both in actual dollars and as a percent of net sales resulted in net income as a percent of sales decreasing to 3.6% from 4.2% during the same periods. Net income attributable to F&I Products increased by 9.2% to approximately $1.24 million (18.8% of net income) in fiscal 1999 from $1.13 million (20.3% of net income) in fiscal 1998. The calculation of net income attributable to F&I Products is based on an allocation of gross profit after adjusting for costs which management believes are directly allocable to F&I Products.

FISCAL YEAR ENDED SEPTEMBER 30, 1998 COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

         Net sales. Net sales increased by 44.3% to $131.7 million in fiscal 1998 from $91.3 million in fiscal 1997. The primary component of the increase in net sales during the 1998 and 1997 fiscal years has been the result of newly opened or acquired store locations. Accordingly, of the increase in net sales, $36.6 million, or 90.6% is related to the store locations that were (i) newly opened or acquired (12), or (ii) those relocated or renovated (3) to meet the Company's superstore standards during fiscal 1998 or 1997. The Company also benefited from growth in comparable store sales. During fiscal year 1998, comparable store sales increased by 6.6%, or $3.7 million, (9 stores in base) versus 5.7%, or $2.1 million, (6 stores in base) during fiscal 1997. See "Risk Factors-Our Success Will Depend on How Well We Manage Our Growth."

         Growth in overall sales volume was also in part the result of additional new Travis Edition boating packages introduced during fiscal 1998 and 1997. This included the new addition of the Pro- Line and Polar brand boats as well as new boat models introduced by the Company's existing boat manufacturers. These additional new Travis Edition boat lines have allowed the Company to further broaden its boat line-up in an effort to continue to address the needs and desires of the recreational boating population. During fiscal 1998, the Company experienced increased parts/accessories and service labor sales as an increased percentage of the Company's store base was relocated or renovated to superstore standards which provide larger and more accessible areas to merchandise its product selection and conduct repair work on boats. This resulted in enhanced sales of parts/accessories and service labor both in actual dollars and as a percentage of net sales. Parts/accessory sales increased to $11.3 million, or 8.6% of net sales, from $8.6 million, or 9.4% of net sales, in fiscal years 1998 and 1997, respectively. Service labor sales increased to $4.7 million, or 3.6% of net sales, from $3.3 million, or 3.6% of net sales, in fiscal years 1998 and 1997, respectively. Net sales also benefited from used boat sales including those used boat sales from the Company's used boat superstores located at its Beaumont, Texas and Heber Springs, Arkansas store locations. The used boat sales in fiscal 1998 and fiscal 1997, were approximately $7.3 million and $4.0 million, respectively. The Company plans to continue to explore the used boat market and potential sites for used boat superstores.

         Net sales from comparable stores, which had 9 stores included in the base for calculation, increased by 6.6% and 5.7% in fiscal year 1998 and 1997, respectively. The Company relocated or renovated 3 stores and opened or acquired an additional twelve stores during fiscal years 1998 and 1997 rendering such locations to be excluded from the comparable store base. The Company's planned acquisition strategy and subsequent renovation of stores to superstore standards is expected to continue to negatively impact the number of stores includable in comparable store base calculations in relationship to the total number of store locations operated. See "Risk Factors--Our Growth Depends on Our Ability to Acquire and Open New Stores." As such, comparable store performance is expected to remain unstable until higher percentages of the Company's stores are includable in comparable store calculations.

         Included within net sales is revenue that the Company earns related to F&I Products. The Company, through relationships with various national and local lenders, is able to place financing for its customers' boating purchases. These lenders allow the Company to "sell" the loan at a rate higher than a minimum rate established by each such lender and the Company earns fees based on the percentage increase in the loan rate over the lender's minimum rate. The Company sells these loans without recourse except that in certain instances the Company must return the fees earned if the customer repays the loan or defaults in the first 120-180 days. The Company also sells, as a broker, certain types of insurance (property/casualty, credit life, disability) and extended service contracts. The Company may also sell these products at amounts over a minimum established cost and earn income based upon the profit over the minimum established cost. Net sales attributable to F&I Products increased by 78.2% to approximately $7.1 million in fiscal 1998 from $4.0 million in fiscal 1997. This improvement was primarily due to higher net spreads achieved in the placement of customer financing, as well as overall increases in the percentage of customers buying these products (which is referred to as "sell-through"). This increase was enhanced by the Company's continued emphasis on training of F&I employees and achievement of established goals. See "Risk Factors--Much of Our Income Is from Financing, Insurance and Extended Service Contracts, Which is Dependent on Third Party Lenders and Insurance Companies."

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

         Selling, general and administrative expenses. Selling, general and administrative expenses increased by 45.4% to $22.6 million in fiscal 1998 from $15.6 million for fiscal 1997. Selling, general and administrative expenses as a percent of net sales increased by 14 basis points to 17.18% in fiscal 1998 from 17.04% for fiscal 1997. In absolute dollars and as a percentage of net sales, the increase in selling, general and administrative expenses was primarily attributable to increased expenses associated with the operation of a larger store network, growth in the corporate-office staffing infrastructure and increased insurance costs associated with introducing Travis stores into new geographically diverse regions. Rental expense also increased as a percent of net sales as the Company expanded and relocated its Corporate headquarters, which had previously been located in the Austin, Texas superstore facility, in June 1997.

         Interest expense. Interest expense, in absolute dollars, increased by 70.6% to $23 million in fiscal 1998 from $1.4 million in fiscal 1997. Interest expense as a percent of net sales, increased to 1.8% in fiscal 1998 from 1.5% in fiscal 1997. Subsequent to the Company's Initial Public Offering in June of 1996, capital expenditures and growth in operating assets (primarily inventory) have been financed with borrowings from various commericla banks and finance companies. The growth in assets is the result of the Company's larger store network, continued implementation of its management information system and its planned renovation of store locations to conform with its super stores. The higher debt levels have resulted in the increase in interest expense in actual dollars and as a percentage of sales in fiscal years 1999 and 1998. The Company anticipates continuing to utilize bank financing to support the growth in assets necessary to operate a larger store network and accordingly, the resulting increases in interest expense associated with such borrowings. Operations and Make Us More Vulnerable to Adverse Economic Conditions" and "Qualitative and Quantitative Disclosures About Market Risk." See "Risk Factors--Our Substantial Indebtedness Could Restrict our standards.

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


                                                                    QUARTER ENDED
                                             ------------------------------------------------------------
                                             Fiscal Year 1998                            Fiscal Year 1999
                                             ----------------                            ----------------

                                    DEC. 31   MARCH 31    JUNE 30    SEPT. 30    DEC. 31    MARCH 31   JUNE 30  SEPT. 30
                                    -------   --------    -------    --------    -------    --------   -------  --------
                                                                       (IN THOUSANDS)

NET SALES...................       $10,142    $33,427    $55,699     $32,472     $12,097     $43,965   $74,890   $51,307
GROSS PROFIT................         2,611      9,104     14,185       9,001       2,941      11,359    18,909    13,425
SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES..         3,694      5,294      7,941       5,701       4,505       7,252    10,129     9,092
OPERATING INCOME (LOSS).....        (1,416)     3,464      5,896       3,067      (1,979)      3,703     8,202     3,763
INTEREST EXPENSE............           461        578        649         622         555         948     1,170     1,135
NET INCOME (LOSS)...........        (1,156)     1,798      3,267       1,654      (1,600)      1,777     4,459     1,936
BASIC EARNINGS (LOSS) PER
   SHARE....................             (.27)       .42        .77         .39        (.37)        .41      1.04       .45
DILUTED EARNINGS (LOSS) PER
   SHARE....................             (.27)       .41        .74         .38        (.37)        .40      1.01       .44
WTD. AVG. COMMON SHARES
   OUTSTANDING - BASIC......         4,225       4,254     4,255       4,260       4,286       4,288     4,290     4,300
WTD. AVG. COMMON SHARES
   OUTSTANDING - DILUTED....         4,225       4,423     4,439       4,409       4,286       4,430     4,402     4,391


                                                             AS A PERCENTAGE OF NET SALES
                                        -----------------------------------------------------------------------------
NET SALES...................         100.0%      100.0%    100.0%      100.0%      100.0%      100.0%    100.0%    100.0%
                                    ------      ------    ------      ------      ------      ------    ------    ------
GROSS PROFIT................          25.7        27.2      25.5        27.7        24.3        25.8      25.3      26.2
SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES..          36.4        15.8      14.3        17.6        37.2        16.5      13.5      17.7
OPERATING INCOME (LOSS).....         (14.0)       10.4      10.6         9.5       (16.4)        8.4      11.0       7.3
INTEREST EXPENSE............           4.5         1.7       1.2         1.9         4.6         2.2       1.6       2.2
NET INCOME (LOSS)...........         (11.4)        5.4       5.9         5.1       (13.2)        4.0       6.0       3.8



         The Company's business, as well as the sales demand for various types of boats, tends to be highly seasonal. Strong sales typically begin in January with the onset of the public boat and recreation shows, and continue through July. Over the previous three-year period, the average annual net sales for the quarterly periods ended March 31 and June 30 represented approximately 27% and 41%, respectively, of the Company's annual net sales. With regard to net income, the Company historically generates profits in three of its fiscal quarters and experiences operating losses in the quarter ended December 31 due to a broad seasonal slowdown in sales. During the quarter ended September 30, inventory typically reaches its lowest levels and accumulated cash reserves reach the highest levels. During the quarter ended December 31, the Company generally builds inventory levels in preparation for the upcoming selling season which begins with boat and recreation shows occurring during January through March in certain market areas in which the Company conducts business. Travis Boats' operating results would be materially and adversely affected if net sales were to fall significantly below historical levels during the months of January through June.

         The Company's business is also significantly affected by weather patterns. Weather conditions that are unseasonable or unusual may adversely affect the Company's results of operations. For example, drought conditions or merely reduced rainfall levels, as well as excessive rain, may affect the Company's sale of boating packages and related products and accessories. See "Risk Factors -We Depend on Strong Sales in the First Half of the Year" and "Our Sales Depend on Good Weather."

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

         Liquidity and Capital Resources

         The Company's short-term cash needs are primarily for working capital to support operations, including inventory requirements, off-season liquidity and store expansion. These short-term cash needs have historically been financed with cash from operations and borrowings under the Company's floor plan and revolving credit lines (collectively the "credit facilities"). At September 30, 1999, the Company had working capital of $12.1 million, including $4.1 million in cash, $12.4 million in accounts receivable (primarily contracts in transit from sales) and $75.7 million in inventories, offset by approximately $6.8 million of accounts payable and accrued liabilities, $35.4 million outstanding under floor plan lines of credit, approximately $33.2 million under revolving lines of credit and $6.8 million in other current liabilities and short-term indebtedness including current maturities of long-term debt. Contracts in transit are amounts receivable from a customer or a customer's financial institution related to that customer's purchase of a boat. As of September 30, 1999, the aggregate maximum borrowing limits under floor plan and revolving lines of credit were approximately $54.0 million and $55.0 million, respectively.

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

         In fiscal 1999, operating activities utilized cash flows of $13.3 million due primarily to an increase of $18.0 million and $7.3 million in inventories and accounts receivable, respectively. These amounts were offset partially by net income, before depreciation and amortization, of $8.5 million, an increase in accrued liabilities of $667,000 and an increase in income tax payables of $3.2 million.

         Investing activities utilized cash flows of $13.8 million due primarily to the 14 new store locations, either newly opened or acquired in fiscal 1999, along with the construction of a new facility in Gwinnett County, Georgia. In addition, the Company purchased real estate in Clearwater, Florida (for the relocation of the St. Petersburg, Florida location), Key Largo, Florida and San Antonio, Texas (to take the place of the existing one). These activities were funded through the mix of the Company's revolving line of credit facility, with Bank of America (formerly NationsBank of Texas, N.A.) as agent, mortgage debt and internal cash.

         Financing activities in fiscal 1999 provided $26.6 million of cash flows primarily from the net proceeds of borrowings under the Company's credit facilities. The Company has a $55.0 million revolving line of credit agented by Bank of America (formerly NationsBank of Texas, N.A.) This line of credit provides for borrowing pursuant to a borrowing formula based upon certain of the Company's inventory and accounts receivable. Collateral for this indebtedness consists of a security interest in specific inventories (and proceeds thereof), accounts receivable and contracts in transit. The line has a maturity on January 31, 2000 and pricing is at the Company's election of the prime rate minus 1.00% or on a LIBOR- based price structure. There is a fee on the unused portion assessed quarterly. A comprehensive loan agreement governs the line of credit. The agreement contains financial covenants regulating debt service coverages, tangible net worth, operating leverage and restrictions on dividends or distributions. As of December 15, 1998, $41.5 million was drawn on the revolving line and the Company could borrow an additional $13.5 million, of which approximately $5.4 million was immediately available for borrowing based upon the revolving line's borrowing formula. As the Company purchases inventory, the amount purchased increases the borrowing base availability and typically the Company makes a determination to borrow depending upon anticipated working capital requirements. The Company is presently out of compliance with one of the financial ratios of the current revolving line of credit. The Company, however, is currently in the process of refinancing and increasing this credit facility to provide for borrowings up to $125.0 million with several financial lenders, including certain lenders that currently provide a portion of the $55.0 million loan. This refinancing is expected to occur on or before February 1, 2000 and will not include the ratio that is out of compliance at the present time. Management believes the Company to be in compliance with all other terms and conditions of the current loan agreement and all proposed terms and conditions being set forth in the new refinanced line of credit.

         The Company also maintains floor plan lines of credit with various finance companies totaling approximately $54.0 million in credit limits, which generally have no stated maturity and utilize subsidies from manufacturers to provide for certain interest free periods each calendar year (usually August through at least May). Certain floor plan lines of credit with finance companies are governed by loan agreements containing financial covenants concerning, among others, minimum tangible net worth and leverage ratios. As of December 15, 1999, approximately $46.2 million was drawn under the floor plan lines. Management believes the Company is in compliance with the terms and conditions of these loan agreements.

         Merchandise inventories were $38.9 million and $75.7 million as of September 30, 1998 and September 30, 1999, respectively. Accounts receivable increased by approximately $7.5 million to $12.4 million at the end of fiscal 1999 from a year earlier. The receivables amount represents primarily contracts in transit generated from sales. Costs in excess of net assets acquired increased to by approximately $5.4 million to $11.6 million in fiscal 1999 due to the acquisitions during fiscal 1999 discussed previously in the section Overview.

         The Company had capital expenditures of approximately $7.7 million in fiscal 1999 and approximately $4.3 million in fiscal 1998. Capital expenditures during fiscal 1998 and 1999 included the acquisitions of the store locations discussed previously in the section Overview, the renovation of several facilities to the Company's superstore standards and expenditures related to the roll-out of the Company's management information systems in certain store locations. The Company also acquired real estate in San Antonio, Texas, Key Largo, Florida, Clearwater, Florida and is under the construction of a new superstore located in Gwinnett County, Georgia (relocating the Roswell, Georgia temporary store location). The fiscal 1998 and 1999 capital expenditures were primarily financed under the Company's credit facilities, mortgages and internal cash.

         The Company's proposed refinanced $125.0 revolving credit facility, which includes enhanced advance rates on new and used boat inventories and certain accounts receivable, existing floorplan lines of credit and internally generated working capital should be sufficient to meet the Company's cash requirements in the near future.

         Disclosure of Year 2000 Issues and Consequences

         The Year 2000 Issue ("Y2K") is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations in the Company's point of sale, accounting and other financial operations which could cause disruptions of operations, including, among other things, could result in a temporary inability to process financial transactions, or engage in similar normal business or financial reporting activities. Similarly, material suppliers to the Company may be unable to produce or ship product in the ordinary course of their business operations.

         Based on recent system evaluations, surveys, and on-site inventories, the Company determined that it will be required to modify or replace minimal portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. As part of a previously planned company-wide upgrade to its accounting systems initiated in March of 1998, the Company has replaced its integrated accounting and point-of-sale management information system ("MIS"). The new MIS system is currently operating in all 38 store locations. The new MIS system was selected in part due to its ability to allow the Company increased efficiencies in its efforts to further centralize full financial and accounting operations. The Company has received assurances that new MIS system is a Y2K compliant system.

         The Company has one other key system that is not part of the integrated package. The Company contracts with Automatic Data Processing ("ADP") for payroll processing. ADP has provided the Company with separate software, which is used to administer the company-wide payroll. The Human Resources department of the Company has completed installation of a year 2000 compliant version that has been provided to the Company by ADP.

         A survey has been performed on all back office software packages. We have not seen any material date macros or other date related functions that would be materially affected by dates beyond December 31, 1999.

         Significant non-technical systems and equipment that may contain microcontrollers that are not Y2K compliant are being identified and have been addressed if deemed critical. This includes, but is not limited to, telephone systems, copiers, fax machines and point of sale credit card authorization terminals.

         The Company has utilized a written questionnaire specifically designed to query significant vendors, including but not limited to, boat suppliers, parts/accessory suppliers and wholesalers, and financial institutions. Certain of the companies queried have responded to questionnaires stating that their systems are Y2K compliant. The Company is monitoring the status of the questionnaire respondents that have indicated that Y2K compliance was not yet complete, but is anticipated to be complete during calendar year 1999. The Company has not received any questionnaires from companies that have expressed an inability or business related purpose that would render them unable to reach Y2K compliance. To date, the Company is not aware of any Y2K issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that significant vendors will be Y2K ready. The inability of vendors to complete their Y2K resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by significant vendors is not determinable.

         While  the  Company  believes  its  efforts  will  provide   reasonable
assurance that material disruptions will not occur due to internal failure, the possibility of interruption still exists.

         In the ordinary course of business, the Company has acquired a significant amount of Y2K compliant hardware and software. These purchases were part of specific operational and financial system enhancements with completion dates during late 1999 that were planned without specific regard to the Y2K issue. These system enhancements resolve many Y2K problems and have not been delayed as a result of any additional efforts to address the Y2K issue. The Company expects that Minimal costs will be associated with Y2K issue. The Company does not expect the Y2K cost of unforeseen hardware or software applications to exceed $100,000.

         Management believes it has an effective program in place to resolve the Y2K issue. However, disruptions in the economy generally resulting from the Y2K issues could also result in a materially adverse affect to the Company.

         The Company currently has assigned three management level employees to further identify risks and carry out contingency plans in the event the Company, or its vendors, does not complete all phases of the Y2K program.

         New Accounting Standards

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At  September  30, 1999,  approximately  84.5% of the  Company's  notes payable and other short term obligations bear interest at variable rates, generally tied to a reference rate such as the prime rate of interest of certain banks. During the fiscal year ended September 30, 1999, the average rate of interest of such variable rates was 5.47%. Increases in the variable interest rates result in increased interest expense and decreased earnings and cashflow. Assuming the same level of borrowings for the year ended September 30, 1999, which averaged approximately $46,853,000, an increase of 2% in the average rate of interest would result in an increase in 1999 interest expense of approximately $937,060 and a decrease in 1999 net income and after-tax cashflow of approximately $592,878. Similarly, a decrease in the average rate of interest would result in a decrease in interest expense and an increase in net income and after-tax cashflow.

ITEM 8.  FINANCIAL STATEMENTS

         For the financial  statements and  supplementary  data required by this
Item 8, see the Index to Consolidated Financial Statements and Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 1.  DIRECTORS AND EXECUTIVE OFFICERS

         There is incorporated herein by reference that portion of the Company's proxy statement for the 2000 Annual Meeting of Shareholders which appears therein under the captions "Item 1: Election of Directors" and "Information Concerning Directors."

ITEM 2.  EXECUTIVE COMPENSATION

         There is incorporated in this Item 11 by reference that portion of the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders which appears under the caption "Executive Compensation."

ITEM 3.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         There is incorporated in this Item 12 by reference that portion of the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders which appears under the caption "Securities Holdings of Principal Shareholders, Directors, Nominees and Officers."

ITEM 4.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There is incorporated in this Item 13 by reference that portion of the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders which appears under the captions "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider
Participation."

                                    PART IV

ITEM 1.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1.   FINANCIAL STATEMENTS

         The following consolidated financial statements of the Company are included following the Index to Consolidated Financial Statements and Schedules on page F-1 of this Report.


     REPORT OF INDEPENDENT AUDITORS.................              F-2
     CONSOLIDATED BALANCE SHEETS....................              F-3
     CONSOLIDATED STATEMENTS OF INCOME..............              F-5
     CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY              F-6
     CONSOLIDATED STATEMENTS OF CASH FLOWS..........              F-7
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....              F-9

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

                                            INDEX TO EXHIBITS

           (a) Exhibits:


          3.1 --Restated Articles of Incorporation of the Registrant, as amended.(1)

          3.2  --Restated Bylaws of the Registrant, as amended.(1)

          10.2(a)[Intentionally left blank]

          10.2(b)--Dealer Agreement dated as of October 13, 1995, between the Company and Outboard Marine Corporation.(1)

          10.3 --[Intentionally left blank]

          10.4 --Dealer Agreement dated as of August 17, 1995, between the Company and Mastercrafters Corporation.(1)(6) 10.5(a) --Inventory Security Agreement and Power of Attorney dated as of November 30, 1993, Between Bombardier Capital Inc. and the Company.(1)

          10.5(b) --Inventory Security Agreement and Power of Attorney dated as of November 30, 1993, Between Bombardier Capital Inc. and Falcon Marine Abilene, Inc.(1)

          10.6(a)  --Agreement  for Wholesale  Financing  dated as of August 17,
               1995, by and among Deutsche Financial Services Corporation, the Company and its subsidiaries; and Amendment to Agreement for Wholesale Financing dated as of September 22, 1995.(1)

          10.6(b)  --Agreement  for Wholesale  Financing  dated as of August 17,
               1995, between Deutsche Financial Services Corporation and Travis Boats & Motors Baton Rouge, Inc.(1)

          10.7(a) --Inventory Loan Agreement dated as of September 20, 1995, between TBC Arkansas, Inc. And Hibernia National Bank.(1)

          10.7(b) --Commercial Security Agreement dated September 1, 1995, between TBC Arkansas, Inc. and Hibernia National Bank.(1)

          10.8(a) --Inventory Loan Agreement dated as of December 17, 1992, between Travis Boats & Motors Baton Rouge, Inc. and Hibernia National Bank; and First Amendment to Inventory Loan Agreement dated as of February 7, 1994.(1)

          10.8(b) --Promissory Note dated May 30, 1995, in the original principal amount of $100,000, payable By Travis Boats & Motors Baton Rouge, Inc. to Hibernia National Bank.(1)

          10.8(c) --Promissory Note dated May 30, 1995, in the original principal amount of $800,000, payable By Travis Boats & Motors Baton Rouge, Inc. to Hibernia National Bank.(1)

          10.8(d) --Promissory Note dated July 14, 1995, in the original principal amount of $480,000, payable By Travis Boats & Motors Baton Rouge, Inc. to Hibernia National Bank.(1)

          10.8(e) --Business Loan Agreement dated July 14, 1995,  between Travis
               Boats & Motors Baton Rouge, Inc. and Hibernia National Bank.(1)

          10.8(f) --Commercial  Security  Agreement dated July 14, 1995, between
               Travis Boats & Motors Baton Rouge, Inc. and Hibernia National Bank.(1)

          10.8(g) --Collateral Mortgage dated July 14, 1995, from Travis Boats &
               Motors Baton Rouge, Inc. to Hibernia National Bank.(1)

          10.8(h) --Assignment of Leases and Rents dated July 14, 1995,  between
               Travis Boats & Motors Baton Rouge, Inc. and Hibernia National Bank.(1)

          10.8(i) --Pledge of Collateral Mortgage Note dated July 14, 1995, from
               Travis Boats & Motors Baton Rouge, Inc. to Hibernia National Bank.(1)

          10.9(a) --Promissory Note dated September 1, 1995, in the original principal amount of $3,000,000, Payable by TBC Arkansas, Inc. to Hibernia National Bank.(1)

          10.9(b)  --Commercial  Guaranty dated September 1, 1995 by the Company in favor of Hibernia National Bank guarantying a $3,000,000 Promissory Note.(1)

          10.9(c) --Promissory Note dated September 1, 1995, in the original principal amount of $250,000, Payable by TBC Arkansas to Hibernia National Bank.(1)

          10.10(a) --Amended and Restated Loan  Agreement  dated as of September
               15, 1995, by and among NationsBank of Texas, N.A., the Company and its subsidiaries.(1)

          10.10(b)  --Security  Agreement  dated  July 31,  1995,  by and  among
               NationsBank of Texas, N.A., the Company and its subsidiaries.(1)

          10.11--General Promissory Note dated August 31, 1995, in the original principal amount of $300,000, payable by the Company to Amerisure Property & Casualty, Ltd.(1)

          10.12--General Promissory Note dated August 31, 1995, in the original principal amount of $100,000, payable by the Company to Capitol Commerce Reporter, Inc.(1)

          10.13--General Promissory Note dated August 31, 1995, in the original principal amount of $75,000, payable by the Company to Capitol Commerce Reporter, Inc.(1)

          10.14--General Promissory Note dated August 31, 1995, in the original principal amount of $50,000, payable by the Company to Joe Simpson and Pat Simpson.(1)

          10.15--Asset Purchase Agreement dated as of September 20, 1995, by and among Red River Marine, Inc., Red River Marine, Inc. #2, and TBC Arkansas, Inc.(1)

          10.16--Promissory Note dated September 20, 1995, in the original principal amount of $800,000, Payable by TBC Arkansas, Inc. to Benny Hargrove.(1)

          10.17(a)  --Promissory  Note dated as of September  20,  1995,  in the
               original   principal  amount  of  $462,145.53,   payable  by  TBC
               Arkansas, Inc. to Red River Marine, Inc. #2.(1)

          10.17(b) --Mortgage  With Power of Sale (Realty)  dated  September 20,
               1995, from TBC Arkansas, Inc. to Red River Marine, Inc. #2.(1)

          10.18--Promissory Note dated September 20, 1995, in the original principal amount of $230,177.16, payable by TBC Arkansas, Inc. to Red River Marine, Inc. and Red River Marine, Inc. #2.(1)

          10.19--Promissory Note dated September 20, 1995, in the original principal amount of $108,750, Payable by TBC Arkansas, Inc. to Red River Marine, Inc. and Red River Marine, Inc. #2.(1)

          10.20 --Travis Boats and Motors, Inc. 1995 Incentive Plan.(1)

          10.21--[Intentionally left blank]

          10.22--Form  of  Option  Agreement  dated May 17,  1995,  between  the
               Company and Michael B. Perrine, Ronnie L. Spradling and Mark T. Walton.(1)

          10.23--Form of Indemnification Agreement for Directors and Officers of the Company.(1) 10.24 --Management Agreement dated December 14, 1995, by and among TBC Management, Ltd., the Company and its subsidiaries.(1)

          10.25 --[Intentionally left blank]

          10.26(a) --First Lien Promissory Note dated September 15, 1995, in the original principal amount of $679,000, payable by Travis Snowden Marine, Inc. to NationsBank of Texas, N.A.(1)

          10.26(c) --First Lien Deed of Trust, Assignment, Security Agreement and Financing Statement dated September 15, 1995, from Travis Snowden Marine, Inc. to Michael F. Hord, Trustee.(1)

          10.27(a) --Second Modification and Extension Agreement dated April 26,
               1994, between the Company and NationsBank of Texas, N.A.(1)

          10.27(b) --"504" Note dated April 28, 1994, in the original principal amount of $454,000, payable by the Company to Cen-Tex Certified Development Corporation.(1)

          10.27(c) --Deed of Trust, Assignment, Security Agreement and Financing
               Statement dated March 5, 1993, from the Company to Michael F. Hord, Trustee.(1) 10.27(d) --Deed of Trust dated April 28, 1994, from the Company to Wm. H. Harrison, Jr., Trustee.(1) 10.28 --Trust Agreement dated December 31, 1994, by and among Ideal Insurance Company, Ltd. and the Company.(1)

          10.29(a) --Revolving Credit Agreement dated as of December 12, 1996, in the original principal Amount of $15,000,000 by and among the Company, its Subsidiaries and NationsBank of Texas, N.A. as agent.(2)

          10.29(b) --Commercial Security Agreement dated as of December 12, 1996 by and among the Company, its Subsidiaries and NationsBank of Texas, N.A. as agent.(2)

          10.29(c)--Promissory Note dated as of December 12, 1996 in and original principal amount of $9,000,000 among the Company, its subsidiaries and NationsBank of Texas, N.A., as agent.(2)

          10.29(d) --Promissory Note dated as of December 12, 1996 in the original principal amount of $6,000,000 among the Company, its subsidiaries and NationsBank of Texas, N.A. as agent.(2)

          10.30--Asset  Purchase  Agreement dated as of November 1, 1996 between
               Travis  Boating  Center  Tennessee,  Inc. and  Tri-Lakes  Marine,
               Inc.(2)

          10.31--Asset  Purchase  Agreement dated as of November 1, 1996 between
               Travis Boating Center Alabama, Inc. and Tri-Lakes Marine, Inc.(2)

          10.32--Asset Purchase  Agreement dated as of February 19, 1997 between
               Travis Boating Center Louisiana, Inc. and Bent's Marine, Inc.(3)

          10.33--Asset  Purchase  Agreement  dated as of August 1, 1997  between
               Travis  Boating  Center  Mississippi,  Inc.  and  McLeod  Marine,
               Inc.(4)

          10.34--Stock  Purchase  Agreement dated as of September 30, 1997 among
               Travis Boating Center Florida, Inc. and Frederic D. Pace and John
               W. Reinhold providing for the purchase of 100% of the common stock of Adventure Boat Brokerage, Inc. (4)

          10.35--Stock  Purchase  Agreement dated as of September 30, 1997 among
               Travis Boating Center Florida, Inc. and John W. Reinhold providing for the purchase of 100% of the common stock of Adventure Marine & Outdoors, Inc.(4)

          10.36--Stock  Purchase  Agreement dated as of September 30, 1997 among
               Travis Boating Center Florida, Inc. and Frederic D. Pace and John
               W. Reinhold providing for the purchase of 100% of the common stock of Adventure Marine South, Inc.(4)

          10.37--First  Amendment  to  Revolving  Credit  Agreement  dated as of
               October 31, 1997, in the original principal amount of $55,000,000 by and among the Company, its Subsidiaries and NationsBank of Texas, N.A. as agent.(4)

          10.38--Asset Purchase  Agreement dated as of November 20, 1997 between
               Travis Boating Center Tennessee, Inc. and Southeastern Marine Group, Inc.(4)

          10.39--Travis Boats & Motors, Inc. 1995 Incentive Plan.(5)

          10.40--Employment  Agreement  dated  November  16,  1999  between  TBC
               Management, Ltd. and Mark T. Walton.

          10.41--Employment  Agreement  dated  November  16,  1999  between  TBC
               Management, Ltd. and Michael B. Perrine.

          10.42--Employment  Agreement  dated  November  16,  1999  between  TBC
               Management, Ltd. and Ronald L. Spradling.

          10.43--Wellcraft Master Dealer Agreement  effective September 29. 1998 between the Company and Wellcraft Marine Corp. (6)

          10.44--Aquasport Master Dealer Agreement effective September 29, 1998 between the Company and Aquasport, a division of Wellcraft Marine Corp. (6)

          10.45--Outboard  Marine   Corporation   Private   Label/Retail   Store
               Agreement dated November 13, 1998 between the Company and Outboard Marine Corporation.(6)

          10.46--Product  Supply  Agreement  dated  June 29,  1999  between  the
               Company, its subsidiaries and Mercury Marine, a division of Brunswick Corporation. (6)

          10.47--Larson  Master Dealer  Agreement  effective  September 29, 1999 between the Company and Larson/Glastron Boats, Inc. (6)

          16   --Letter re: change in certifying accountant(1)

          21.1 --List of Subsidiaries of Registrant.

          23.1 --Consent of Independent Auditors of Registrant, dated December 27, 1999.

          27.1 --Financial Data Schedule


(1) Incorporated by reference to the Company's Registration Statement on Form S-1 effective June 26, 1996 (File No. 333-03283).

(2) Incorporated by reference to the Company's Annual Report on Form 10-K filed December 31. 1006 (File No. 000-20757)

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 15, 1997 ..(File No. 000-2057).

(4) Incorporated by reference to the Company's Annual Report on Form 10-K filed December 29, 1997 (File No. 000-20757).

(5) Incorporated by reference to the Company Registration Statement on Form S-8 (File No. 333-41981).

(6)  Portions  of  this  exhibit  have  been  omitted  and  are  subject  to  an
     application  for   confidential   treatment   filed   separately  with  the
     Commission.

         No annual report or proxy material has been sent to security holders as of the date of this Form 10-K; however, the Company anticipates sending the annual report and proxy materials on or before any applicable deadlines. When such a report and proxy materials are furnished, the Registrant will furnish copies of such materials to the Commission.

                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     TRAVIS BOATS & MOTORS, INC.

Date:  December 24, 1999                             By:  /s/   Mark T. Walton
------------------------                                 -----------------------
                                                           Mark T. Walton
                                                           Chairman of the Board
                                                           And President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Name                                  Title                                        Date Signed
----                                  -----                                        -----------
/S/   MARK T. WALTON                  Chairman of the Board, President and         December 24, 1999
--------------------                  Director (Principal Executive Officer)
Mark T. Walton


/S/    MICHAEL B. PERRINE             Chief Financial Officer, Secretary and       December 24, 1999
-------------------------             Treasurer (Principal Financial and
Michael B. Perrine                    Accounting Officer)


/S/  RONNIE L. SPRADLING              Executive Vice President-New Store           December 24, 1999
------------------------
Ronnie L. Spradling                   Development Director


/S/  STEVEN W. GURASICH, JR.          Director                                     December 24, 1999
----------------------------
Steven W. Gurasich, Jr.


_____________________                 Director                                     December __, 1999
Zach McClendon, Jr.



/S/  ROBERT C. SIDDONS                Director                                     December 24, 1999
----------------------------
Robert C. Siddons


/S/ JOSEPH E. SIMPSON                 Director                                     December 24, 1999
---------------------
Joseph E. Simpson


                  Travis Boats & Motors, Inc. and Subsidiaries

                        Consolidated Financial Statements



                  Years ended September 30, 1999, 1998 and 1997




                                    CONTENTS

Report of Independent Auditors...............................................F-2

Audited Consolidated Financial Statements

Consolidated Balance Sheets..................................................F-3
Consolidated Statements of Income............................................F-5
Consolidated Statements of Stockholders' Equity..............................F-6
Consolidated Statements of Cash Flows........................................F-7
Notes to Consolidated Financial Statements...................................F-9

                         Report of Independent Auditors



The Board of Directors
Travis Boats & Motors, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Travis Boats & Motors, Inc. and Subsidiaries as of September 30, 1999 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Travis Boats & Motors, Inc. and Subsidiaries as of September 30, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.



                                                          /s/  Ernst & Young LLP
                                                         -----------------------

December 8, 1999
Austin, Texas



                  Travis Boats & Motors, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                        (in thousands, except share data)




                                                                             SEPTEMBER 30,
                                                                        1999               1998
                                                                 ----------------- ------------------
   ASSETS
   Current assets:
     Cash and cash equivalents                                      $    4,125        $    4,618
     Accounts receivable, net of allowance
          for doubtful accounts of
          $247 in 1999 and $0 in 1998                                   12,421             4,893
     Prepaid expenses                                                    1,177             1,045
     Prepaid income taxes                                                  ---               425
     Inventories                                                        75,700            38,934
     Deferred tax asset                                                    136               180
                                                                 ----------------- ------------------
   Total current assets                                                 93,559            50,095

   Property and equipment:
     Land                                                                5,819             3,516
     Buildings and improvements                                         11,069             8,485
     Furniture, fixtures and equipment                                   8,056             4,109
                                                                 ----------------- ------------------
                                                                        24,944            16,110
     Less accumulated depreciation                                      (4,529)           (3,417)
                                                                 ----------------- ------------------
                                                                        20,415            12,693

   Deferred tax asset                                                      121                96

   Goodwill, net of accumulated amortization
      of $591 in 1999 and $290 in 1998                                   9,110             4,910
   Noncompete agreements, net of accumulated
      amortization of $703 in 1999 and $396 in 1998                      2,527             1,292

   Other assets                                                            199                30
                                                                 ----------------- ------------------
  Total assets                                                      $  125,931        $   69,116
                                                                 ================= ==================


                                                   F-3





                                                                             SEPTEMBER 30,

                                                                        1999               1998
                                                                 ----------------- ------------------
   LIABILITIES
   Current liabilities:
     Accounts payable                                               $    3,613        $    1,697
     Accrued liabilities                                                 3,179             2,512
     Amounts due for purchase of businesses                              2,134             2,117
     Income taxes payable                                                2,820                 -
   Unearned revenue                                                        149             1,272

   Floor plan and revolving line of credit payable                      68,558            25,148

     Current portion of notes payable and other
           short-term obligations                                          989               957
   Total current liabilities                                            81,442            33,703

                                    Notes payable, less current          6,897             4,980
                                    portion




   Stockholders' equity:
     Serial preferred stock, $.01 par value, 1,000,000 shares
       authorized, no shares issued or outstanding                           -                 -
     Common stock, $.01 par value, 50,000,000 shares authorized,
       4,326,022 and 4,285,063 issued and outstanding at
       September 30, 1999 and 1998, respectively                            43                43
     Paid-in capital                                                    14,402            13,816
     Retained earnings                                                  23,147            16,574
                                                                 ----------------- ------------------
   Total stockholders' equity                                           37,592            30,433
                                                                 ----------------- ------------------
   Total liabilities and stockholders' equity                       $  125,931        $   69,116
                                                                 ================= ==================


See accompanying notes.


                                   Travis Boats & Motors, Inc. and Subsidiaries

                                         Consolidated Statements of Income
                                         (in thousands, except share data)




                                                                    Year ended September 30,
                                                        1999                1998                1997
                                                 --------------------------------------------------------
   Net sales                                     $     182,259       $     131,740         $      91,309
   Cost of sales                                       135,625              96,839                67,354
                                                 --------------------------------------------------------
   Gross profit                                         46,634              34,901                23,955

   Selling, general and administrative expenses         30,978              22,630                15,562
   Depreciation and amortization                         1,967               1,260                   913
                                                 --------------------------------------------------------
                                                        32,945              23,890                16,475
   Operating income                                     13,689              11,011                 7,480
   Interest expense                                     (3,808)             (2,310)               (1,354)
   Gain on sale of asset                                   457                 ---                   ---
   Other income (expenses)                                  80                  80                   (12)
                                                 ---------------------------------------------------------

   Income before income taxes                           10,419               8,781                 6,114
   Income taxes                                          3,846               3,218                 2,132
                                                 ---------------------------------------------------------

   Net income                                    $       6,573       $       5,563         $       3,982

   Earnings per share:
     Basic                                       $           1.53    $           1.31      $            .96
                                                 =================== =================== ===================
     Diluted                                     $           1.49    $           1.26      $            .94
                                                 =================== =================== ===================

See accompanying notes.



                                   Travis Boats & Motors, Inc. and Subsidiaries

                                  Consolidated Statements of Stockholders' Equity
                                                  (in thousands)


                                                  Common Stock
                                                  ------------            Paid-in        Retained
                                              Shares        Amount        Capital        Earnings          Total
                                             ------------------------------------------------------------------------


   Balance at September 30, 1996              4,137          $41          $11,527        $ 7,029          $18,597

     Issuance of common stock in purchase
     of business                                 88            1            1,477              -            1,478
     Net income                                   -            -                -          3,982            3,982
                                             ------------------------------------------------------------------------
   Balance at September 30, 1997              4,225           42           13,004         11,011           24,057

     Issuance of common stock                    40            1              462              -              463
     Issuance of common stock in purchase
     of business                                 20            -              350              -              350
      Net income                                  -            -                -          5,563            5,563
                                             ------------------------------------------------------------------------
   Balance at September 30, 1998              4,285           43           13,816         16,574           30,433

   Issuance of common stock                       5            -               61              -               61
     Issuance of common stock in purchase
     of business                                 36            -              525              -              525
      Net income                                  -            -                -          6,573            6,573
                                             ------------------------------------------------------------------------
   Balance at September 30, 1999              4,326          $43          $14,402        $23,147          $37,592
                                             ------------------------------------------------------------------------


See accompanying notes.


                                    Travis Boats & Motors, Inc. and Subsidiaries

                                       Consolidated Statements of Cash Flows
                                                  (in thousands)



                                                                   Year ended September 30,
                                                          1999                1998                1997
                                                       --------------------------------------------------
   OPERATING ACTIVITIES
   Net income                                          $   6,573           $   5,563           $   3,982
   Adjustments to reconcile net income to net
   cash provided by (used in) operating
   activities:
       Depreciation                                        1,359                 807                 780
       Amortization                                          608                 453                 133
       Changes in operating assets and
       liabilities:
           Accounts receivable                            (7,315)               (978)             (1,995)
           Prepaid assets                                   (132)               (674)               (244)
           Inventories                                   (17,990)               (416)             (5,166)
           Other assets                                     (123)                105                 (18)
           Deferred tax asset                                 19                  17                 (92)
           Accounts payable                                  925                (570)              1,453
           Accrued liabilities                               667                (689)                884
           Prepaid income taxes/ income tax
               payable                                     3,245              (1,506)                128
           Unearned revenue                               (1,123)                750                (653)
                                                       ---------------------------------------------------
   Net cash provided by (used in) operating
        activities                                       (13,287)              2,862                (808)

   INVESTING ACTIVITIES
   Purchase of businesses                                 (6,101)             (4,522)             (3,477)
   Purchase of property and equipment                     (7,725)             (4,301)             (2,256)
   Net cash used in investing activities                 (13,826)             (8,823)             (5,733)




                                       F-7





                                   Travis Boats & Motors, Inc. and Subsidiaries

                                 Consolidated Statements of Cash Flows (continued)

                                                                   Year ended September 30,
                                                          1999                1998                1997
                                                       --------------------------------------------------
   FINANCING ACTIVITIES

   Net increase (decrease) in notes payable and
        other short-term obligations                   $26,559             $4,300              $10,824
   Net proceeds from issuance of common
        stock                                               61                463                    -
                                                       --------------------------------------------------
   Net cash provided by financing activities            26,620              4,763               10,824

   Change in cash and cash equivalents                    (493)            (1,198)               4,283
   Cash and cash equivalents, beginning of
        year                                             4,618              5,816                1,533
                                                       --------------------------------------------------
   Cash and cash equivalents, end of year              $ 4,125             $4,618              $ 5,816
                                                       ==================================================


SUPPLEMENTAL DISCLOSURE OF DEBT AND STOCK ISSUED IN PURCHASE OF BUSINESSES
--------------------------------------------------------------------------

                                                                   Year ended September 30,
                                                          1999                1998                1997
                                                       --------------------------------------------------

Debt issued in purchase of businesses                  $ 2,082             $  124              $1,250
Stock issued in purchase of businesses                     525                350               1,478


SEE ACCOMPANYING NOTES.

                                       F-8

                  TRAVIS BOATS & MOTORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COMPREHENSIVE INCOME

In September 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS No. 130 by the Company had no impact as the Company had no items of comprehensive income for all years presented.

SEGMENTS

Effective October 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. The adoption of SFAS No. 131 did not have a significant effect on the disclosure of segment information as the Company continues to consider its business activities to be in a single segment.

REVENUE RECOGNITION

The Company records revenue on sales of boats, motors, trailers, and related watersport parts and accessories upon delivery to or acceptance by the customer at the closing of the transaction. The Company records revenues from service operations at the time repair or service work is completed.

The Company refers customers to various financial institutions to assist the customers in obtaining financing for their boat purchase. For each loan the financial institutions are able to fund as a result of the referral, the Company receives a fee. Revenue earned by the Company for financing referrals is recognized when the related boat sale is recognized. The fee amount is generally based on the loan amount and the term. Generally, the Company must return a portion of the fee amount received if the customer repays the loan or defaults on the loan within a period of up to 180 days from the initial loan date. The Company records such refunds, which are not significant, in the month in which they occur.
                                       F-9

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Revenues from insurance and extended service agreements are recorded at the time such agreements are executed which generally coincides with the date the boat, motor and trailer is delivered. Such revenues are not deferred and amortized over the life of the insurance or extended service agreement policies, because the Company sells such policies on behalf of third party vendors or administrators. At the time of sale, the Company records a fee for insurance and extended service agreements net of the related fee that is paid to the third-party vendors or administrators. Since its inception, the Company has incurred no additional costs related to insurance or extended service agreements beyond the fees paid to the third party vendors at the time of sale.

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

The accounts receivable balances consisted of the following as of September 30, 1999 and 1998 (in thousands):

                                            1999                       1998
                                       ------------               --------------

Trade receivables...............          $ 7,793                     $3,708
Amounts due from manufacturers..            4,593                      1,139
Other receivables...............              282                         46
Allowance for doubtful accounts.             (247)                         0
                                      -------------              ---------------
                                          $12,421                     $4,893
                                      =============              ===============

Activity in the Company's allowance for doubtful accounts is as follows (in thousands):


Balance at September 30, 1996..........           $        -0-
         Additions charged to costs
         and expenses..................                    -0-
         Write-offs of uncollectible
         accounts......................                    -0-
                                         ---------------------------------------
Balance at September 30, 1997..........                    -0-
         Additions charged to costs
         and expenses..................                    -0-
         Write-offs of uncollectible
         accounts......................                    -0-
                                         ---------------------------------------
Balance at September 30, 1998..........                    -0-
         Additions charged to costs
         and expenses..................                    247
         Write-offs of uncollectible
         accounts......................                    -0-
                                         ---------------------------------------
Balance at September 30, 1999..........                    247
                                                           ===

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

Inventories consist of boats, motors, trailers and related watersport parts and accessories. Inventories are carried at the lower of cost or market. Cost for boats, motors and trailers is determined using the specific identification method. Cost for parts and accessories is determined using the first-in, first-out method.

Inventories consisted of the following as of September 30, 1999 and 1998 (in thousands):

                                            1999                       1998
                                        ------------               -----------

New boats, motors and trailers........     $63,874                    $32,089
Used boats, motors, and trailers......       4,932                      2,559
Parts, accessories and other..........       7,273                      4,559
Valuation allowance...................        (379)                      (273)
                                        ------------               ------------
                                           $75,700                    $38,934
                                        ============               ============


Balance at September 30, 1996..........           $        -0-
         Additions charged to costs
         and expenses..................                     74
         Write-offs of uncollectible
         accounts......................                    -0-
                                         ---------------------------------------
Balance at September 30, 1997..........                     74
         Additions charged to costs
         and expenses..................                    199
         Write-offs of uncollectible
         accounts......................                    -0-
                                         ---------------------------------------
Balance at September 30, 1998..........                    273
         Additions charged to costs
         and expenses..................                    106
         Write-offs of uncollectible
         accounts......................                    -0-
                                         ---------------------------------------
Balance at September 30, 1999..........                    379
                                                           ===

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

INTANGIBLE ASSETS

Amounts assigned to intangible assets are amortized over the respective estimated useful lives using the straight-line method as follows:


Noncompete agreements                         5 to 7 years
Goodwill                                      15 to 25 years

Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. The Company groups long-lived assets by store location for purposes of assessing the recoverability of carrying value and measuring potential impairment.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS (CONTINUED)

To date, the Company has not experienced any events or changes in circumstances that indicate that the recoverability of the carrying amount of an individual store should be assessed.

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

SIGNIFICANT SUPPLIERS

The Company purchased substantially all of its new outboard motors for use on its Travis Edition boat packages from two outboard motor manufacturers, Outboard Marine Corporation and the Brunswick Corporation, in fiscal 1999, and from a single outboard motor manufacturer, Outboard Marine Corporation, in fiscal years 1998 and 1997.

Approximately 12%, 18% and 34% of the Company's net purchases (including product purchased in acquisitions) in fiscal 1999, 1998 and 1997, respectively, were manufactured by boat suppliers with common ownership.

ADVERTISING COSTS

Advertising costs are expensed as incurred and were approximately $1,192,000, $643,000 and $829,000 during the fiscal years ended September 30, 1999, 1998 and 1997, respectively.

NOTES PAYABLE AND OTHER SHORT-TERM OBLIGATIONS

Interest expense on notes payable and other short-term obligations is recorded as incurred. The Company receives interest assistance on certain floor plan payables from various boat and motor manufacturers to subsidize the carrying cost of inventory. Accordingly, no interest expense is recorded during portions of the year on floor plan payables which include noninterest bearing payment terms. Discontinuance of the interest assistance payments could result in an increase in interest expense.

UNEARNED REVENUE

Amounts received from vendors in connection with agreed upon rebates or discounts are deferred until the related product is sold and such rebate or discount is earned.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME PER COMMON SHARE



                                                                       YEAR ENDED SEPTEMBER 30,
                                                                  1999           1998           1997
                                                            -------------- -------------- ---------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
   Net income                                                  $ 6,573        $ 5,563          $ 3,982
                                                            =============================================
Denominator:
     Denominator for basic earnings per share - weighted
     average shares                                              4,291          4,250            4,137
Effect of dilutive securities:
   Employee stock options                                          118            168              115
                                                            ---------------------------------------------
   Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions               4,409          4,418            4,252
                                                            =============================================

Basic earnings per share                                       $     1.53     $     1.31        $     .96
Diluted earnings per share                                     $     1.49     $     1.26        $     .94


Options to purchase 97,500 shares of common stock with a weighted average strike price of $21.18 and a weighted average outstanding remaining life of 7.79 years were excluded from the computation of diluted EPS for the period ended September 30, 1999 as the option's exercise prices were greater than the average market price of the Company's common stock during the fiscal year then ended. There were no option shares excluded from the computation of diluted EPS for the fiscal years ended September 30, 1998 and 1997.

2. NOTES PAYABLE AND OTHER SHORT-TERM OBLIGATIONS

Notes payable and other short-term obligations consist of the following (in thousands):


                                                       SEPTEMBER 30,
                                                  1999               1998
                                            ----------------- ------------------

   Floor plans payable to commercial
     finance companies under revolving
     line of credit agreements with
     interest ranging from 0% to prime
     minus 1.00% (7.25% at September 30,
     1999) with no stated maturity date.      $   35,408        $   10,148
   Note payable to bank under a $55
     million revolving line of credit
     agreement with interest ranging
     from prime minus 1.00% to prime
     minus 1.60% (7.25% at September 30,
     1999), due January 31, 2000.                 33,150            15,000
   Notes payable (see terms below)                 7,886             5,937
                                            ----------------- ------------------
   Total notes payable and other
     short-term obligations                       76,444            31,085
   Less current portion                          (69,547)          (26,105)
                                            ----------------- ------------------
   Total notes payable, less current
     portion                                 $     6,897        $    4,980
                                            ================= ==================

The floor plans payable are secured by specific boat, motor and trailer inventory, as well as general security filings on all inventory and certain equipment. The floor plans payable to commercial finance companies include noninterest bearing payment terms for part of the calendar year (typically the months of August through May). As of September 30, 1999 and 1998, the amount of noninterest bearing floor plans payable to finance companies were $9,896,260 and $3,488,888, respectively.

Floor plans payable of certain of the Company's subsidiaries are guaranteed by the Company. The Company is significantly limited as to annual dividends for preferred and common stock.

As of September 30, 1999, the Company was in violation of a financial ratio covenant related to its $55 million revolving line of credit agreement with a bank. The Company has not requested a waiver from the bank regarding such violation as the line of credit expires on January 31, 2000. Management of the Company is currently negotiating revolving credit facilities with two commercial financial companies in the amount of approximately $125 million. The new credit facilities would be used to refinance the expiring $55 million line of credit and to provide additional borrowing capacity.

The weighted average interest rate on floor plan payables and revolving lines of credit outstanding as of September 30, 1999 and 1998 was 5.5% and 4.8%, respectively.

Notes payable consist of the following:



                                                        SEPTEMBER 30,
                                                  1999               1998
                                            ----------------- ------------------
                                                       (IN THOUSANDS)

   Mortgage notes payable to various banks,
     organizations and individuals under
     deeds of trust with interest ranging
     from 6.0% to prime plus 1%, due in
     monthly principal and interest
     installments ranging from $1,493 to
     $10,289, maturing beginning in
     February 2000.                               $6,045            $3,480

   Notes payable to various banks, a
     corporation and an individual for
     vehicles, equipment and leasehold
     improvements with interest ranging
     from 7.1% to 8.5%, due in principal
     installments ranging from $486,
     including interest, monthly
     to $62,500, plus interest
     quarterly, maturing beginning in
     February 2000.                                  757             1,030

   Acquisition related notes payable to
     individuals and corporations with
     interest ranging from 8.25% to 8.75%,
     due in monthly principal and interest
     installments ranging from $291 to
     $12,770, maturing beginning in
     February 2000.                                1,084             1,427
                                            ----------------- ------------------
   Total notes payable                            $7,886            $5,937
                                            ================= ==================


Certain notes payable are secured by assets of the Company including inventory, accounts receivable, equipment, leasehold improvements, vehicles, land and buildings. Notes payable of certain of its subsidiaries are guaranteed by the Company.

At September 30, 1999 and 1998, approximately 84.5% and 64.8% respectively of the Company's notes payable and other short-term obligations bear interest at variable rates, generally tied to a reference rate such as the prime rate of interest of certain banks. Accordingly, the Company believes that the carrying amount of the notes payables and other short term obligations approximates their fair value.

Interest paid approximates interest expense during 1999, 1998 and 1997.

Aggregate annual maturities required on notes payable at September 30, 1999 are as follows (in thousands):



Year ending
September 30
------------

     2000                                                $     989
     2001                                                      990
     2002                                                    1,437
     2003                                                      661
     2004                                                      603
     Thereafter                                              3,206
                                                       -----------
                                                         $   7,886
                                                       ===========

3. LEASES

The Company leases various facilities under operating leases. Rent expense was $2,031,000 in 1999, $1,188,000 in 1998 and $546,000 in 1997. Generally, the
leases provide for renewals for various periods at stipulated rates. Future minimum rentals due under noncancelable leases are as follows for each of the years ending September 30 (in thousands):



2000                                 $ 2,489
2001                                   2,427
2002                                   1,813
2003                                   1,275
2004                                     886
Thereafter                             1,902
                                   ---------
                                     $10,792
                                   =========

4. ACQUISITIONS

The Company has made various acquisitions during the three year period ended September 30, 1999. All of the acquisitions were asset purchases (except for Adventure Marine and Shelby Marine, which were stock purchases) and have been accounted for using the purchase method of accounting. The operating results of the companies acquired have been included in the consolidated financial statements from the respective date of acquisition. The assets acquired generally include boat, motor and trailer inventory, parts and accessories inventory and to a lesser extent, property and equipment. A summary of the Company's acquisitions follows:


                                                                  Non-compete
                              Date of     Purchase    Tangible     Agreements     Cash    Liabilities   Notes     Stock
     NAME OF COMPANY        Acquisition    Price     Net Assets   and Goodwill    Paid      Assumed     Issued   Issued
     ---------------       ------------- ----------  ----------- -------------- --------- ------------ -------- ---------
                                                              (In Thousands)
                                                   ------------------------------------

FISCAL 1999
-----------
Amlin, Inc. dba Magic          01/99      $1,639      $6,019         $1,090      $1,639     $5,470    $   ---    $  ---
Marine
Sportsman's Haven              01/99       1,748       2,624            514       1,098      1,390        650       ---
Pier 68 Marina                 02/99         738       2,218            562         408      2,043        329       ---
DSA Marine Sales & Service     04/99       2,147       4,798          1,597       2,147      4,248        ---       ---
dba The Boatworks
Shelby Marine, Inc.            06/99       1,334       3,426          1,050         809      3,142        ---       525
The New 3 Seas, Inc.           09/99       1,103       1,419          1,100           0      1,416      1,103       ---

FISCAL 1998
-----------
Southeastern Marine            11/97      $1,730      $1,390         $  280      $1,606     $    -     $  124    $    -
Worthen Marine                 12/97         287         142            145         287          -          -         -
HnR Marine                     04/98         359         359              -         359          -          -         -
Moore's Marine                 05/98         777         376            401         777          -          -         -
Rodgers Marine                 09/98         677       2,093            350         327      1,766          -       350

FISCAL 1997
-----------
North Alabama Watersports      10/96         892         687            205         812          -         80         -
Tri-Lakes Marine               11/96       1,243       1,892            644         643      1,937        600         -
Bent's Marine                  02/97       1,519         840            679       1,064          -        455         -
McLeod Marine                  08/97         958         730            228         958          -          -         -
Adventure Marine               09/97       3,023       5,536          2,690       1,430      5,203        115     1,478


Pursuant to the purchase terms of The New 3 Three Seas acquisition, the Company has agreed to issue 86,005 shares of its common stock valued at approximately $1.1 million upon the registration of such shares with the Securities and Exchange Commission pursuant to the Securities Act of 1933. The shares of common stock were not registered as of the fiscal year ended September 30, 1999. Accordingly, the Company has classified the amount payable of $1.1 million as a liability due to The New 3 Seas, Inc.

The Company determines the valuation of the securities issued in its purchase transactions in accordance with Emerging Issues Task Force 95-19.

The Company's unaudited consolidated results of operations assuming all acquisitions accounted for under the purchase method of accounting had occurred on October 1, 1998 are as follows for the fiscal years ended September 30, 1999 and 1998:

                                         YEAR ENDED SEPTEMBER 30,
                                   1999                           1998
Net Sales                     $206,994,000                    $197,365,000
Net Income                       7,667,972                      $7,192,790
Diluted earnings per share               1.74                            1.63

The unaudited pro forma results of operations are presented for informational purposes only pursuant to APB 16 and may not necessarily reflect the future results of operations of the Company or what results of operations would have been had the Company owned and operated the business as of October 1, 1998.


5. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):


                                                        September 30,
                                                  1999               1998
                                            ----------------- ------------------

   Deferred tax assets:
     Book over tax depreciation                 $ 121             $  96
     Accrued salaries and wages                   136               180
                                            ----------------- ------------------
   Total deferred tax assets                      257               276
   Valuation allowance for deferred
     tax assets                                     -                 -
   Net deferred tax assets                      $ 257             $ 276
                                            ================= ==================

Significant components of the provisions for income taxes are as follows (in thousands):


                                           Year ended September 30,
                                 1999                1998                1997
                             ---------------------------------------------------

Current expense:
         Federal                   $3,424             $2,791             $1,993
         State                        403                410                231
Total current expense               3,827              3,201              2,224

Deferred expense (benefit):
         Federal                       19                 17                (83)
         State                          -                  -                 (9)
                             ---------------------------------------------------
Total deferred expense
     (benefit)                         19                 17                (92)
                             ---------------------------------------------------
Total provision for income
     taxes                         $3,846             $3,218             $2,132
                             ===================================================

The differences between the effective tax rate and the U.S. federal statutory rate of 34% are reconciled as follows (in thousands):


                            Year ended September 30,

                               1999                1998                1997
                          --------------      --------------      --------------

   Income tax expense
     at the federal
     statutory rate          $3,542              $2,986              $2,079
   State income taxes           403                 410                 223
   Other                        (99)               (178)               (170)
                         -------------------------------------------------------
                             $3,846              $3,218              $2,132
                         =======================================================

Income taxes paid were approximately $1,563,000; $4,207,000 and $1,900,000 in the fiscal years ended September 30, 1999, 1998 and 1997, respectively.

6.STOCKHOLDERS' EQUITY

In March 1995, the Company granted options to purchase shares of the Company's common stock to certain officers of the Company which vest over five years.

In December 1995, the Company adopted an Incentive Stock Option Plan (the "Plan") which originally provided for the issuance of up to 200,000 shares of the Company's common stock. The Plan provides for the granting of options (incentive stock options or non-statutory), stock appreciation rights and restricted shares to officers, key employees, non-employee directors and consultants to purchase shares of the Company's common stock.

In March 1998, the Company amended its 1995 Incentive Stock Option Plan to provide that the aggregate number of shares of common stock that may be issued or transferred pursuant to awards under the Plan shall increase automatically effective on April 1 of each calendar year for the duration of the Plan so that the aggregate number of shares of common stock that may be issued or transferred pursuant to awards under the Plan is equal to 10% of the total number of shares of common stock issued and outstanding on April 1 of that year. Notwithstanding this provision, the amendment provides that (i) the aggregate number of shares of common stock that may be issued or transferred pursuant to awards under the Plan shall not be reduced in the event the total number of shares issued and outstanding decreases in any year, or (ii) the aggregate number of shares of common stock that may be issued or transferred pursuant to awards under the Plan shall not exceed 1,000,000 shares of common stock over the life of the Plan. As of September 30, 1999, the Company was eligible to issue or transfer up to an additional 109,525 shares of common stock pursuant to the Plan.

Total option activity for the years ended September 30, 1999, 1998 and 1997:


                                                                                                Weighted
                                                                              Range of           Average
                                                          Number of       Exercise Prices       Exercise
                                                            Shares                                Price
                                                      -------------------------------------- ---------------
   Outstanding at September 30, 1996                       231,533         $5.25 - $9.00         $ 6.83
     Granted                                                38,500         $10.00-$17.00         $12.37
     Exercised                                                   -                     -              -
     Forfeited                                              (5,000)        $        9.00         $ 9.00
                                                      ------------------
   Outstanding at September 30, 1997                       265,033         $5.25 -$17.00         $ 7.58
     Granted                                               100,750         $15.00-$22.50         $20.83
     Exercised                                             (36,200)        $5.25-$13.125         $ 6.42
     Forfeited                                              (6,300)        $9.00-$13.125         $12.76
                                                      ------------------
   Outstanding at September 30, 1998                       323,281         $5.25 -$22.50         $11.75
     Granted                                                 7,500         $14.50-$20.00         $18.60
     Exercised                                              (5,000)        $9.00                 $ 9.00
     Forfeited                                              (6,500)        $13.125-$19.00        $17.93
                                                      ------------------
   Outstanding at September 30, 1999                       319,281         $5.25 -$22.50         $11.84
                                                      ==================

   Exercisable at September 30, 1999                       173,083         $5.25- $22.50         $ 8.82
                                                      ==================

   Options available for grant at September 30, 1999       109,525
                                                      ==================

   Common stock reserved for issuance at September
   30, 1999                                                428,806
                                                      ==================

The weighted-average remaining contractual life of options at September 30, 1999 and 1998 is approximately 6.94 and 7.91 years, respectively.

Options outstanding at September 30, 1999, are comprised of the following:

                                    OUTSTANDING                                         EXERCISABLE
                                    -----------                                         -----------
                                                             Weighted Avg.
                        Range of          Weighted Avg.       Contractual          Number of        Weighted Avg.
OPTIONS             Exercises Prices    Exercises Prices     Life in Years          Options         Exercise Price
----------------- ---------------------------------------- ------------------ ---------------------------------------
108,865                   $5.25               $5.25               5.62              82,092               $5.25
75,666                    $9.00               $9.00               6.74              57,666               $9.00
35,250                $9.50-$15.00            $12.19              7.70              13,825              $12.10
99,500                $16.13-$22.50           $21.03              8.19              19,500              $21.03
---------------------------------------------------------------------------------------------------------------------
319,281               $5.25-$22.50            $11.84              6.94             173,083               $8.82
---------------------------------------------------------------------------------------------------------------------

The Company has elected to follow Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock- Based Compensation (Statement 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals market price of the underlying stock on the date of grant, no compensation expense is recognized.

The assumptions used by the Company to determine the pro forma information regarding net income and earnings per share required by Statement No. 123 are as follows using the Black-Sholes model:


                                          YEAR ENDED SEPTEMBER 30,
                                   1999              1998              1997
                            ----------------  ----------------  ----------------

     Risk-free interest rate       6.00%             6.00%             6.42%
     Dividend yield                   0%                0%                0%
     Expected life               5 years           5 years           5 years
     Volatility                    39.3%             39.3%             34.3%

     The pro forma amounts under Statement No. 123 are as follows:


                                          YEAR ENDED SEPTEMBER 30,

                                  1999              1998              1997
                            ----------------  ----------------  ----------------

     Net income as reported
      (000's)                   $6,572            $5,563            $3,982
     Pro forma net income
      (000's)                   $6,467            $5,467            $3,968
     Diluted EPS - as
      reported                  $    1.49         $    1.26         $     .94
     Pro forma - Diluted EPS    $    1.47         $    1.24         $     .93

7. COMMITMENTS AND CONTINGENCIES

The Company is currently involved in several matters regarding pending or threatened litigation in the normal course of business. Management does not expect the ultimate resolution of these matters to have a material adverse effect on the Company's consolidated financial statements.

8.       BENEFIT PLAN

In January 1995, the Company adopted a 401(k) retirement plan which is available to all full-time employees. The Company may, in its discretion, make matching contributions which the Company, in its discretion, determines from year to year. The Company's expenses related to the plan were not significant in the years ended September 30, 1999, 1998 and 1997.

9.       NEW ACCOUNTING PRONOUNCEMENTS

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

10.      SUBSEQUENT EVENTS

In October 1999, the Company entered into a sale leaseback transaction with a leasing company covering substantially all of its motor vehicle fleet. Vehicle leases generally range from 24 to 60 months in term and provide for various residual balances of approximately 20% of the initial lease amount.

In October 1999, the Company entered into a real estate term loan with a commercial bank providing for up to $4 million of financing for the Company's land and buildings in Dallas and San Antonio, Texas and Atlanta, Georgia.

In November 1999, the Company completed the registration of 86,005 shares of common stock on Form S-3 with the Securities and Exchange Commission issued pursuant to the acquisition of The New Three Seas, Inc.
(September 1999).

In November 1999, the Company entered into a transaction with a finance company providing for up to $5.0 million of financing for the Company's used boat, motor and trailer inventory pursuant to a specific borrowing base formula.