Form 10-K/A
period 1999-09-30
TRAVIS BOATS & MOTORS INC
filed 2000-01-13
CIK 1012734

The following items were the
                                                   subject of a Form 12b-25 and
                                                   are included herein: Exhibits
                                                   10.46, 10.47 and 21.1.


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

         The Registrant files this amendment to make certain clarifying changes, to correct certain typographical errors, to update the disclosure regarding the Registrant's credit facility, and to add Exhibit 10.46, "Product Supply Agreement dated June 29, 1999 between the Company, its subsidiaries and Mercury Marine, a division of Brunswick Corporation," Exhibit 10.47, "Larson Master Dealer Agreement effective September 29, 1999 between the Company and Larson/Glastron Boats, Inc.," and Exhibit 21.1, "List of Subsidiaries of Registrant."


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


         WE ARE REFINANCING OUR CREDIT LINE AND MAY NOT OBTAIN FAVORABLE TERMS. One of our current credit facilities for borrowings of up to $55 million matures on January 31, 2000. We currently are in technical default under this credit facility based upon a financial ratio required under the terms of this facility; however, we have obtained written waivers from each of the lenders under the facility regarding this technical default. We are currently in the process of refinancing and increasing this credit facility to provide for borrowings of up to $125 million with several financial lenders including certain lenders that currently provide a portion of the $55 million loan. The failure to refinance the $55 million credit facility or to obtain other sufficient financing on favorable terms and conditions could have a material adverse effect on our business, operating results and financial conditions.


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


                                           Building      Land       Owned or        Year of Market
             Location                 Square Footage*  Acreage*      Leased             Entry
             --------                 ---------------  --------     --------        ---------------

AUSTIN, TEXAS(1).........................  20,000        3.5         Owned                1979
SAN ANTONIO, TEXAS(1)(3).................  15,500        1.9        Leased                1982
SAN ANTONIO, TEXAS(5)....................                6.5         Owned                1999
MIDLAND, TEXAS(1)........................  18,750        3.8         Owned                1982
DALLAS, TEXAS(1).........................  20,000        4.2         Owned                1983
ABILENE, TEXAS(2)........................  24,250        3.7         Owned                1989
HOUSTON, TEXAS(2)........................  15,100        3.0        Leased                1991
BATON ROUGE, LOUISIANA(2)................  33,200        7.5         Owned                1992
BEAUMONT, TEXAS(2).......................  25,500        6.5         Owned                1994
ARLINGTON, TEXAS(2)......................  31,000        6.0        Leased                1995
HEBER SPRINGS, ARKANSAS(2)...............  26,000        9.0        Leased                1995
HOT SPRINGS, ARKANSAS(2).................  20,510        3.0         Owned                1995
NEW IBERIA, LOUISIANA(4).................  24,000        3.3        Leased                1995
FLORENCE, ALABAMA(2).....................  22,500        6.0        Leased                1996
HUNTSVILLE, ALABAMA(3)...................   2,000        3.0        Leased                1996
WINCHESTER, TENNESSEE(2).................  28,000        3.5        Leased                1996
METAIRIE, LOUISIANA(2)...................  30,000        3.5        Leased                1997
PASCAGOULA, MISSISSIPPI(2)...............  28,000        4.1         Owned                1997
KEY LARGO, FLORIDA(4)....................   3,000        1.4         Owned                1997
KEY LARGO, FLORIDA(3)(4).................   3,000        1.4         Owned                1999
FT. WALTON BEACH FL. - SALES(4)..........   7,000        2.9        Leased                1997
FT. WALTON BEACH FL. - SALES(4)..........   7,000        2.9        Leased                1999
FT. WALTON BEACH FL. - SERVICE(4)........   7,500        2.0        Leased                1997
HENDERSONVILLE, TENNESSEE(2).............  31,320        3.6        Leased                1997
GWINNETT, GEORGIA(1).....................  25,000        5.0         Owned                1998
CLAREMORE, OKLAHOMA(4)...................  15,000        2.0         Owned                1998
BOSSIER CITY, LOUISIANA(2)...............  30,000        8.6         Owned                1998
KNOXVILLE, TENNESSEE(4)..................  30,000        6.5        Leased                1998
LITTLE ROCK, ARKANSAS(4).................  16,400        3.0         Owned                1999
PINE BLUFF, ARKANSAS(4)..................  16,812        2.9        Leased                1999
LONGWOOD, FLORIDA(4).....................  10,000        3.1        Leased                1999
CLEARWATER, FLORIDA(4)...................  21,000        5.0         Owned                1999
CLEARWATER, FLORIDA(4)...................   9,000        3.7        Leased                1999
JACKSONVILLE, FLORIDA(4).................   8,000        1.5        Leased                1999
MIAMI, FLORIDA(3)........................  12,000        1.0        Leased                1999
BRADENTON, FLORIDA(4)....................  20,000        5.0        Leased                1999
ENGLEWOOD, FLORIDA(4)....................   3,000        4.5        Leased                1999
MEMPHIS, TENNESSEE(2)....................  24,000        4.3        Leased                1999
PICKWICK DAM, TENNESSEE(2)...............  48,000        5.0        Leased                1999
FT. MYERS, FLORIDA(4)....................   6,000        4.0        Leased                1999

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

                                       17

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

Subsequent to the Company's Initial Public Offering in June of 1996, capital expenditures and growth in operating assets (primarily inventory) have been financed with borrowings from various commercial banks and finance companies. The growth in assets is the result of the Company's larger store network, continued implementation of its management information system and its planned renovation of store locations to conform with its superstore standards. The higher debt levels have resulted in the increase in interest expense in actual dollars and as a percentage of sales in fiscal years 1999 and 1998. The Company anticipates continuing to utilize bank financing to support the growth in assets necessary to operate a larger store network and accordingly, the resulting increases in interest expense associated with such borrowings. See "Risk Factors--Our Substantial Indebtedness Could Restrict Our Operations and Make Us More Vulnerable to Adverse Economic Conditions" and "Quantitative and Qualitative Disclosures About Market Risk."

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


         Interest expense. Interest expense, in absolute dollars, increased by 70.6% to $23 million in fiscal 1998 from $1.4 million in fiscal 1997. Interest expense as a percent of net sales, increased to 1.8% in fiscal 1998 from 1.5% in fiscal 1997. Subsequent to the Company's Initial Public Offering in June of 1996, capital expenditures and growth in operating assets (primarily inventory) have been financed with borrowings from various commercial banks and finance companies. The growth in assets is the result of the Company's larger store network, continued implementation of its management information system and its planned renovation of store locations to conform with its superstore standards. The higher debt levels have resulted in the increase in interest expense in actual dollars and as a percentage of sales in fiscal years 1999 and 1998. The Company anticipates continuing to utilize bank financing to support the growth in assets necessary to operate a larger store network and accordingly, the resulting increases in interest expense associated with such borrowings. See "Risk Factors--Our Substantial Indebtedness Could Restrict Our Operations and Make Us More Vulnerable to Adverse Economic Conditions" and "Quantitative and Qualitative Disclosures About Market Risk."

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

         Financing activities in fiscal 1999 provided $26.6 million of cash flows primarily from the net proceeds of borrowings under the Company's credit facilities. The Company has a $55.0 million revolving line of credit agented by Bank of America (formerly NationsBank of Texas, N.A.) This line of credit provides for borrowing pursuant to a borrowing formula based upon certain of the Company's inventory and accounts receivable. Collateral for this indebtedness consists of a security interest in specific inventories (and proceeds thereof), accounts receivable and contracts in transit. The line has a maturity on January 31, 2000 and pricing is at the Company's election of the prime rate minus 1.00% or on a LIBOR- based price structure. There is a fee on the unused portion assessed quarterly. A comprehensive loan agreement governs the line of credit. The agreement contains financial covenants regulating debt service coverages, tangible net worth, operating leverage and restrictions on dividends or distributions. As of December 15, 1998, $41.5 million was drawn on the revolving line and the Company could borrow an additional $13.5 million, of which approximately $5.4 million was immediately available for borrowing based upon the revolving line's borrowing formula. As the Company purchases inventory, the amount purchased increases the borrowing base availability and typically the Company makes a determination to borrow depending upon anticipated working capital requirements. The Company is presently out of compliance with one of the financial ratios of the current revolving line of credit; however, the Company has obtained written waivers from each of the lenders under the facility regarding this technical default. The Company, however, is currently in the process of refinancing and increasing this credit facility to provide for borrowings up to $125.0 million with several financial lenders, including certain lenders that currently provide a portion of the $55.0 million loan. This refinancing is expected to occur on or before February 1, 2000 and will not include the ratio that is out of compliance at the present time. Management believes the Company to be in compliance with all other terms and conditions of the current loan agreement and all proposed terms and conditions being set forth in the new refinanced line of credit.

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

          10.21--[Intentionally left blank]

          10.22--Form  of  Option  Agreement  dated May 17,  1995,  between  the
               Company and Michael B. Perrine, Ronnie L. Spradling and Mark T. Walton.(1)

          10.23--Form of Indemnification Agreement for Directors and Officers of the Company.(1) 10.24 --Management Agreement dated December 14, 1995, by and among TBC Management, Ltd., the Company and its subsidiaries.(1)

          10.24--Management Agreement  dated December 14, 1995  by and among TBC
               Management, Ltd., the Company and its subsidiaries.(1)

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


          23.2 --Consent of Independent Auditors, dated January 12, 2000.


          27.1 --Financial Data Schedule


(1) Incorporated by reference to the Company's Registration Statement on Form S-1 effective June 26, 1996 (File No. 333-03283).

(2) Incorporated by reference to the Company's Annual Report on Form 10-K filed December 31, 1006 (File No. 000-20757)

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 15, 1997 (File No. 000-20757).

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

                                                     TRAVIS BOATS & MOTORS, INC.

Date:  January 12, 2000                              By:  /s/   Mark T. Walton
-----------------------                                  -----------------------
                                                           Mark T. Walton
                                                           Chairman of the Board
                                                           And President


                      POWER OF ATTORNEY TO SIGN AMENDMENTS

         KNOW ALL BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Mark T. Walton his true and lawful attorney-in-fact and agent for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to the Travis Boats & Motors, Inc. Annual Report on Form 10-K for the year ending September 30, 1999, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully, to all intents and purposes, as they or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof. This Power of Attorney has been signed below by the following persons in the capacities and on the dates indicated.


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



Name                                  Title                                        Date Signed
----                                  -----                                        -----------
/S/   MARK T. WALTON                  Chairman of the Board, President and         January 12, 2000
--------------------                  Director (Principal Executive Officer)
Mark T. Walton


/S/    MICHAEL B. PERRINE             Chief Financial Officer, Secretary and       January 12, 2000
-------------------------             Treasurer (Principal Financial and
Michael B. Perrine                    Accounting Officer)


/S/  RONNIE L. SPRADLING              Executive Vice President-New Store           January 12, 2000
------------------------
Ronnie L. Spradling                   Development Director


                                      Director                                     January __, 2000
----------------------------
Steven W. Gurasich, Jr.


_____________________                 Director                                     January __, 2000
Zach McClendon, Jr.



/S/  ROBERT C. SIDDONS                Director                                     January 12, 2000
----------------------------
Robert C. Siddons


/S/ JOSEPH E. SIMPSON                 Director                                     January 12, 2000
---------------------
Joseph E. Simpson


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

The accounts receivable balances consisted of the following as of September 30, 1999 and 1998 (in thousands):

                                            1999                       1998
                                       ------------               --------------

Trade receivables...............          $ 7,793                     $3,708
Amounts due from manufacturers..            4,593                      1,139
Other receivables...............              282                         46
Allowance for doubtful accounts.             (247)                         0
                                      -------------              ---------------
                                          $12,421                     $4,893
                                      =============              ===============

Activity in the Company's allowance for doubtful accounts is as follows (in thousands):


Balance at September 30, 1996..........           $        -0-
         Additions charged to costs
         and expenses..................                    -0-
         Write-offs of uncollectible
         accounts......................                    -0-
                                         ---------------------------------------
Balance at September 30, 1997..........                    -0-
         Additions charged to costs
         and expenses..................                    -0-
         Write-offs of uncollectible
         accounts......................                    -0-
                                         ---------------------------------------
Balance at September 30, 1998..........                    -0-
         Additions charged to costs
         and expenses..................                    247
         Write-offs of uncollectible
         accounts......................                    -0-
                                         ---------------------------------------
Balance at September 30, 1999..........           $        247
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

Inventories consisted of the following as of September 30, 1999 and 1998 (in thousands):

                                            1999                       1998
                                        ------------               -----------

New boats, motors and trailers........     $63,874                    $32,089
Used boats, motors, and trailers......       4,932                      2,559
Parts, accessories and other..........       7,273                      4,559
Valuation allowance...................        (379)                      (273)
                                        ------------               ------------
                                           $75,700                    $38,934
                                        ============               ============

Activity in the Company's inventory valuation allowance is as follows (in thousands):

Balance at September 30, 1996..........           $        -0-
         Additions charged to costs
         and expenses..................                     74
         Write-offs of uncollectible
         accounts......................                    -0-
                                         ---------------------------------------
Balance at September 30, 1997..........                     74
         Additions charged to costs
         and expenses..................                    199
         Write-offs of uncollectible
         accounts......................                    -0-
                                         ---------------------------------------
Balance at September 30, 1998..........                    273
         Additions charged to costs
         and expenses..................                    106
         Write-offs of uncollectible
         accounts......................                    -0-
                                         ---------------------------------------
Balance at September 30, 1999..........           $        379
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

UNEARNED REVENUE

Amounts received from vendors in connection with agreed upon rebates or discounts are deferred until the related product is sold and such rebate or discount is earned.
                                      F-12

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


As of September 30, 1999, the Company was in violation of a financial ratio covenant related to its $55 million revolving line of credit agreement with a bank. The Company, however, has obtained written waivers from each of the lenders under the revolving line of credit regarding this technical default. Management of the Company is currently negotiating revolving credit facilities with two commercial financial companies in the amount of approximately $125 million. The new credit facilities would be used to refinance the expiring $55 million line of credit and to provide additional borrowing capacity.


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