Form 10-K/A
period 1999-09-30
TRAVIS BOATS & MOTORS INC
filed 2000-01-28
CIK 1012734

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                AMENDMENT NO. 2

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

     The Registrant files this amendment to submit data and other financial information which is related to Registrant's Proxy Statement relating to the 2000 Annual Meeting of Shareholders to be held in March 2000. This includes Part III, Items 10, 11, 12 and 13.

PART III, Item 10

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth certain information with respect to each director and each executive officer of the Company:



                     Name                                     Age           Position
                     ----                                     ---           --------

         Mark T. Walton(1)(2)                                  48    Chairman of the Board and President

         Ronnie L. Spradling(1)                                56    Executive Vice President--New Store
                                                                     Development and Director

         Michael B. Perrine                                    36    Chief Financial Officer, Treasurer
                                                                     and Secretary

         E. D. Bohls(1)(2)(5)                                  81    Vice Chairman of the Board

         Joseph E. Simpson(1)(2)(3)                            66    Director

         Robert C. Siddons(1)(2)(4)                            57    Director

         Stephen W. Gurasich, Jr.(3)(4)                        51    Director

         Zach McClendon, Jr.(3)(4)                             62    Director
         ------------------------------------------------------------------------------------------------

(1)      Member of the Nominations Committee.
(2)      Member of the Executive Committee
(3)      Member of the Audit Committee.
(4)      Member of the Compensation Committee.
(4)      Mr. Bohls retired as a director effective December 1, 1999.


     Mark T. Walton has served as President and as a director of the Company since 1980 and as Chairman of the Board since 1995. From 1979 to 1980, Mr. Walton served as the General Manager of the Company's Austin store. Mr. Walton has over 29 years of retail boating experience.

     Ronnie L. Spradling has served as Executive Vice President of the Company since 1989 and as the Executive Vice President of New Store Development since 1994. Mr. Spradling became a director in 1995. Mr. Spradling previously served as the General Manager of Falcon Marine, Inc. (a subsidiary of the Company), located in Midland, Texas from 1982 to 1988. Mr. Spradling has over 32 years of experience in boat retailing operations.

     Michael B. Perrine has served as Chief Financial Officer since 1991 and as Treasurer and Secretary of the Company since 1992. From 1986 to 1991, he served as a loan officer in the Commercial Banking Division of NationsBank, N.A. Mr. Perrine is responsible for developing and implementing the Company's corporate structure.

     E. D. Bohls has served as Vice Chairman of the Board of the Company since 1995 and previously served as Chairman of the Board of the Company from 1979 to 1995. He served as Chairman of the Board of Capitol Commerce Reporter, Inc., a public records research company, from 1986 through 1997. In addition, he has served as Vice President and as a director of Americana Enterprises, a private real estate development joint venture, since 1975. Mr. Bohls, who currently is an independent investor, retired from the Board effective 12/1/99.

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

     Stephen W. Gurasich, Jr. has served as director of the Company since July, 1996. For over the past 20 years, Mr. Gurasich has served in various capacities, including most recently as Chairman of the Board of GSD&M Advertising, Austin, Texas, an advertising firm, handling such accounts as Southwest Airlines, Wal-Mart, MasterCard, Coors Light and DreamWorks.

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

PART III.  Item 11

COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth certain information with respect to the compensation awarded to, earned by or paid for services rendered to the Company in all capacities during the fiscal years ended September 30, 1999, September 30, 1998 and September 30, 1997, with respect the Company's President, Mr. Walton, the Executive Vice President, Mr. Spradling, and the Chief Financial Officer, Mr. Perrine (collectively, the "Named Executive Officers"). No other executive officers of the Company received annual compensation (including salary and bonuses earned) which exceeded $100,000 during the fiscal year ended September 30, 1999.


                                                                                                       LONG-TERM
                                                                                                     COMPENSATION

                                                                                     OTHER            SECURITIES
                         PRINCIPAL                                                   ANNUAL           UNDERLYING
      NAME                POSITION      FISCAL YEAR      SALARY     BONUS         COMPENSATION          OPTIONS
      ----               ---------      -----------      ------     -----         ------------       ------------

Mark T. Walton         President            1999        $187,945  $ 40,183          10,780(1)               --
                                            1998         181,400   125,000             --                12,500
                                            1997         175,000    55,500           1,100(2)               --

Ronnie L. Spradling    Executive Vice       1999        $160,721  $ 40,183          10,780(1)               --
                       President            1998         155,900   125,000             --                12,500
                                            1997         150,000    58,300           1,100(2)               --

Michael B. Perrine     Chief                1999        $103,648  $ 40,183           5,454(1)               --
                       Financial            1998          92,700    76,000             --                12,500
                       Officer              1997          92,000    35,000             625(2)             5,000

--------------------------------------------------------------------------------
(1) Effective July 1, 1999, the Company entered into Amended and Extended Employment Agreements with Messrs. Walton, Spradling and Perrine. The Employment Agreements expire on June 30, 2002. In consideration of entering into the Employment Agreements the Company agreed to pay the amounts of $129,362; $129,362 and $54,450 to Messrs. Walton, Spradling and Perrine, respectively, as a pre- condition for their execution of the agreements. [see Employment Agreements]
(2)      Principally 401(k) plan matching contribution.


OPTIONS GRANTED IN LAST FISCAL YEAR

         There were no stock options granted by the Company to the Named Executive Officers during the fiscal year ended September 30, 1999.


                                          INDIVIDUAL GRANTS
                             ----------------------------------------------------------
                                                                                             Potential Realizable
                                                                                           Value at Assumed Annual
                               Number of                                                     Rates of Stock Price
                              Securities         % of Total                                    Appreciation for
                              Underlying       Options Granted   Exercise                        Option Term
                                Options        to Employees in     Price      Expiration    -----------------------
          Name                  Granted          Fiscal Year     ($/Share)       Date            5%          10%
          ----                ----------       ---------------   ---------    ----------         --          ---


Mark T. Walton                     0

Ronnie L. Spradling                0

Michael B. Perrine                 0



STOCK OPTION EXERCISES AND HOLDINGS

         The following table shows information regarding stock option exercises and unexercised options held as of the end of the fiscal year ended September 30, 1999 by the Named Executive Officers.


                                                                                          AT SEPTEMBER 30, 1999
                                                                 -------------------------------------------------------------------
                                                                        NUMBER OF OPTIONS             VALUE OF IN-THE-MONEY OPTIONS
                                                                 --------------------------------     ------------------------------
                                OPTIONS           VALUE
              NAME             EXERCISED         REALIZED        EXERCISEABLE       UNEXERCISABLE     EXERCISABLE*    UNEXERCISABLE*
              ----             ---------         --------        ------------       -------------     ------------    --------------
Mark T. Walton                    0                0               18,714              14,053          $ 70,936          $17,732

Ronnie L. Spradling               0                0               40,046              19,387          $164,264          $41,068

Michael B. Perrine(1)             0                0               32,832              26,333          $129,953          $58,332


* Based on closing price of  $9.625 on September 30, 1999.


EMPLOYMENT AGREEMENTS

     The Company is the beneficiary of employment agreements with TBC Management, Ltd. (an affiliated partnership of the Company) and each of Mark T. Walton, Ronnie L. Spradling and Michael B. Perrine, providing, among other things, for three-year terms commencing in July 1999 and annual base salaries of $200,000 for Mr. Walton, $170,000 for Mr. Spradling and $130,000 for Mr. Perrine, respectively. In addition, Messrs. Walton, Spradling and Perrine have agreed to contractual confidentiality and noncompete provisions in their respective employment agreements, which will extend beyond termination of their employment. In the event any of these employees are (i) terminated without "cause", (ii) or if termination is voluntary after a "change in control" as such terms are defined in the employee agreements, such employees will be entitled to payment of their accrued bonus amounts plus approximately three times their annual salary.

     As a pre-condition to acceptance of the employment agreements, TBC Management, Ltd., made conditional payment to Messrs. Walton, Spradling and Perrine in the amounts of $129,362, $129,362 and $65,450, respectively. The payment amount will be earned by the individuals ratably over the life of the employment agreements. In the event that Messrs. Walton, Spradling or Perrine were to voluntarily terminate their employment with the Company, except in the event of a change in control as defined in the agreements, than such individual shall repay, upon demand, the unearned portion of the conditional payment.

     The employment agreements also provide that, if the consolidated income of Travis Boats before income tax expenses and non-recurring audit adjustments (the "Pre-tax Income") reflects growth in excess of 20% over the previous fiscal year, Messrs. Walton, Spradling and Perrine will each receive a bonus of 1.5% of the Pre-tax Income. If the Pre-tax Income does not reflect growth of 20%, the bonus for each individual will be determined by the Board of Directors.

PART III. Item 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of December 31, 1999 by (i) each director of the Company, (ii) each Named Executive Officer, (iii) each person known or believed by the Company to own beneficially 5% or more of the Common Stock and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person has sole voting and dispositive power with respect to such shares.

                                                                                                        PERCENT
                                                                                       NUMBER OF      BENEFICIALLY
                                            NAME OF BENEFICIAL OWNER               SHARES(1)(2)(12)      OWNED
                                            ------------------------               ----------------   ------------
Mark T. Walton(3)                                                                      358,682           7.9%

E.D. Bohls                                                                             330,176           7.3%

Robert C. Siddons(4)                                                                   302,868           6.7%

Ronnie L. Spradling(5)                                                                 245,189           5.4%

Joseph E. Simpson                                                                      204,000           4.5%

Michael B. Perrine(6)                                                                   44,399             *

Zach McClendon, Jr.(7)                                                                  20,933             *

Stephen W. Gurasich(8)                                                                  13,333             *

Wasatch Advisors, Inc.(9)                                                              556,297          12.3%

Safeco Asset Management Company.(10)                                                   351,500           7.8%

Downtown Associates, L.P.(11)                                                          498,500          11.0%



         Downtown Associates III, L.P.
         Downtown Associates II, L.P.
         Downtown Associates, L.L.C.
         Downtown Foundations, L.P.
         Ronald Juvonen
         Philip Timon
         Alfred Loomis, III

All executive officers and directors as a group (eight persons)(13)                  1,519,580          33.5%

*  Less than 1%

(1) Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned by them. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), based on information furnished by the persons listed, and represents the number of shares of Common Stock for which a person, directly or indirectly, through any contract, management, understanding, relationship or otherwise, has or shares voting power, including the power to vote or direct the voting of such shares, or investment power, including the power to dispose or to direct the disposition of such shares, and includes shares which may be acquired upon the exercise of options within 60 days following December 31, 1999. The percentages are based upon 4,529,785 shares outstanding (which includes, as outstanding, shares which may be acquired upon the exercise of options within 60 days following December 31, 1999). Except as otherwise noted below, the address of each holder of 5% or more of the Common Stock is 5000 Plaza on the Lake, Suite 250, Austin, Texas, 78746.




(2) Does not include options granted to Mark T. Walton, Ronnie L. Spradling and Michael B. Perrine to purchase 11,553; 16,887 and 23,833 shares of Common Stock, respectively, which are not exercisable within 60 days after December 31, 1999.


(3) Includes 21,214 shares subject to options exercisable within 60 days of December 31, 1999, 291,000 shares held in a family limited partnership, over which Mr. Walton has sole voting control, and 3,268 shares owned and held in trust for Mr. Walton's children, for which the voting rights reside with Mr. Walton

(4) Includes 18,002 shares held by family trusts over which Mr. Siddons exercises sole voting and investment control.

(5) Includes 42,546 shares subject to options exercisable within 60 days of December 31, 1999.

(6) Includes 35,332 shares subject to options exercisable within 60 days of December 31, 1999.

(7) Includes 13,333 shares subject to options exercisable within 60 days of December 31, 1999.

(8) Includes 5,333 shares subject to options exercisable within 60 days of December 31, 1999.

(9) The address of Wasatch Advisors, Inc. is 150 Social Hall Ave., Salt Lake City, Utah 84111.

(10) The address of Safeco Asset Management Company is 601 Union Street, Suite 2500, Seattle, WA 98101.

(11) Voting power and dispositive power is shared among each of the shareholders listed. The address of Downtown Associates, L.P., Dowtown Associates III, L.P., Dowtown Associates II, L.P., Downtown Associates, L.L.C., Downtown Foundations, L.P., Ronald Juvonen, Philip Timon and Alfred Loomis, III is 920 East Baltimore Pike, Kennett Square, Pennsylvania 19348.

(12) See Notes (3), (5), (6), (7) and (8). Includes 117,758 shares subject to options exercisable within 60 days of December 31, 2000.

PART III. Item 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     SEAARK BOATS, INC. In fiscal year 1999, the Company purchased approximately $3.8 million of boats from SeaArk Boats, Inc. ("SeaArk"). SeaArk is wholly-owned by UniGrace, Inc., which in turn is wholly-owned by McClendon Resources. McClendon Resources is wholly-owned by Zach McClendon, a Director of the Company, and his children. Mr. McClendon serves as the Chairman of the Board of SeaArk, UniGrace, Inc. and McClendon Resources. The Company anticipates that this relationship will continue at the same level in year 2000.

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

     CERTAIN BORROWINGS. E. D. Bohls, Jesse Cox, Robert D. Siddons, Joseph E. Simpson, Ronnie L. Spradling, Perrine and Mark T. Walton, all of whom are stockholders, officers or directors of the Company, have each executed a personal guaranty of certain indebtedness of the Company. It is anticipated that such guaranties will be released upon refinancing of such indebtedness.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     TRAVIS BOATS & MOTORS, INC.

Date:  January 27, 2000                              By:  /s/   Mark T. Walton
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



Name                                  Title                                        Date Signed
----                                  -----                                        -----------
/S/   MARK T. WALTON                  Chairman of the Board, President and         January 27, 2000
--------------------                  Director (Principal Executive Officer)
Mark T. Walton


/S/    MICHAEL B. PERRINE             Chief Financial Officer, Secretary and       January 27, 2000
-------------------------             Treasurer (Principal Financial and
Michael B. Perrine                    Accounting Officer)


/S/  RONNIE L. SPRADLING              Executive Vice President-New Store           January 27, 2000
------------------------
Ronnie L. Spradling                   Development Director


                                      Director                                     January __, 2000
----------------------------
Steven W. Gurasich, Jr.


_____________________                 Director                                     January __, 2000
Zach McClendon, Jr.



/S/  ROBERT C. SIDDONS                Director                                     January 27, 2000
----------------------------
Robert C. Siddons


/S/ JOSEPH E. SIMPSON                 Director                                     January 27, 2000
---------------------
Joseph E. Simpson
