Form 10-Q
period 1999-12-31
TRAVIS BOATS & MOTORS INC
filed 2000-02-14
CIK 1012734

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1999

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

Common Stock $.01 par value - 4,412,027 shares as of February 10, 2000.

Item 1. Financial Statements

Travis Boats & Motors, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
 ( in thousands, except share data )

                                                                            December 31,    September 30,
                                                                              1999              1999
                                                                          -------------    ----------------
                                                                          (unaudited)
ASSETS:
      Current assets:
            Cash and cash equivalents                                           $5,252              $4,125
            Accounts receivable, net                                             9,327              12,421
            Inventories, net                                                   103,903              75,700
            Deferred tax asset                                                     136                 136
            Prepaid federal income taxes                                             0                   0
            Prepaid expenses and other                                           1,039               1,177
                                                                          -------------    ----------------
              Total current assets                                             119,657              93,559

      Property and equipment:
            Land                                                                 5,819               5,819
            Buildings and improvements                                          11,748              11,069
            Furniture, fixtures and equipment                                    8,419               8,056
                                                                          -------------    ----------------
                                                                                25,986              24,944
            Less accumulated depreciation                                      (5,074)             (4,529)
                                                                          -------------    ----------------
                                                                                20,912              20,415

      Deferred tax asset                                                           121                 121

      Intangibles and other assets :
            Goodwill and non-compete agreements, net                            11,435              11,637
            Other assets                                                           436                 199
                                                                          -------------    ----------------
              Total assets                                                    $152,561            $125,931
                                                                          =============    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
            Accounts payable                                                    $3,539              $3,613
            Accrued liabilities                                                  2,601               3,179
            Amounts due for purchase of business                                 1,004               2,134
            Income taxes payable                                                 1,015               2,820
            Unearned revenue                                                       934                 149
            Floor plan and revolving line of                                    94,042              68,558
            credit
            Current portion of notes payable and other short-term                3,655                 989
            obligations
                                                                          -------------    ----------------
              Total current liabilities                                        106,790              81,442

      Notes payable, less current portion                                        9,401               6,897

      Stockholders' equity

              Serial Preferred stock, $.01 par value,
      1,000,000 shares
                      authorized, no shares outstanding
            Common Stock, $.01 par value, 50,000,000 authorized,
                 4,412,027 and 4,326,022 issued and outstanding at
                 December 31, 1999 and September 30, 1999, respectively             44                  43
            Paid-in capital                                                     15,501              13,816
            Retained earnings                                                   20,825              23,147
                                                                          -------------    ----------------
              Total stockholders' equity                                        36,370              37,592

                                                                          -------------    ----------------
              Total liabilities and stockholders' equity                      $152,561            $125,931
                                                                          =============    ================

              See notes to unaudited condensed consolidated financial statements


Travis Boats & Motors, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share data and store count)


                                                                       Three months ended
                                                                          December 31,


                                                                    1999              1998
                                                                -------------------------------

Net Sales                                                            $23,627           $12,097
Cost of goods sold                                                    17,646             9,156
                                                                -------------     -------------

Gross profit                                                           5,974             2,941

Selling, general and administrative                                    7,651             4,505
Depreciation and  amortization                                           624               415
                                                                -------------     -------------
                                                                       8,275             4,920

Operating loss                                                       (2,301)           (1,979)
Interest expense                                                     (1,374)             (555)
Other income                                                               9                 8
                                                               -------------     -------------
Loss before income taxes                                             (3,666)           (2,526)
Income tax benefit                                                   (1,344)             (926)
                                                                -------------     -------------

Net Loss                                                            ($2,322)          ($1,600)
                                                                =============     =============

Basic and Diluted Loss Per Shares                                    ($0.53)           ($0.37)

Weighted avg. basic and dilutive common shares outstanding.        4,376,503         4,285,579

Stores open at end of period                                              38                24
                                                                =============     =============


             See notes to unaudited condensed consolidated financial statements

Travis Boats & Motors, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flow

(in thousands)


                                                                                           Three months ended
                                                                                              December 31,

                                                                                       1999                1998
                                                                                   ----------------------------------

Operating activities:
Net Loss                                                                                ($2,322)            ($1,600)
Adjustments to reconcile net loss to net cash used in
  Operating activities:
      Depreciation                                                                           412                 290
      Amortization                                                                           212                 125
      Changes in operating assets and liabilities
           Accounts receivable                                                             3,094               (338)
           Prepaid expenses                                                                  138                  69
           Inventories                                                                  (28,203)            (17,620)
           Other assets                                                                    (237)                (68)
           Accounts payable                                                                 (74)               (355)
           Accrued liabilities                                                             (578)             (1,048)
           Income tax benefit                                                            (1,805)               (831)
           Unearned revenue                                                                  785               (138)
                                                                                  --------------     ---------------
      Net Cash used in operating activities                                             (28,578)            (21,514)

      Investing Activities:
      Purchase of businesses                                                                (30)             (2,185)
      Purchase of property and equipment                                                   (919)               (341)
                                                                                   --------------     ---------------
      Net cash used in investing activities                                                (949)             (2,526)

      Financing activities:
      Net increase in notes payable and other short term obligations                      30,654              22,353
      Sale of common stock                                                                     0                  24

                                                                                   --------------     ---------------
      Net cash provided by financing activities                                           30,654              22,377
      Change in cash and cash equivalents                                                  1,127             (1,663)
      Cash and cash equivalents, beginning of period                                       4,125               4,618

                                                                                   --------------     ---------------
      Cash and cash equivalents, end of period                                            $5,252              $2,955
                                                                                   ==============     ===============

                See notes to unaudited condensed consolidated financial statements


                                DECEMBER 31, 1999

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Travis Boats & Motors, Inc. and subsidiaries (collectively, the Company) without audit. In the opinion of management, such financial statements include all adjustments (consisting of only recurring accruals) necessary to present fairly the financial position at December 31, 1999; and the interim results of operations and cash flows for the three month periods ended December 31, 1999 and 1998. The condensed consolidated balance sheet at September 30, 1999, presented herein, has been prepared from the audited consolidated financial statements of the Company for the fiscal year then ended.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended September 30, 1999. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the fiscal year ended September 30, 1999 included in the Company's annual Report on Form 10-K.

The results of operations for the three month period ended December 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Statement 128 requires the calculation of earnings per share to exclude common stock equivalents when the inclusion of such would be anti-dilutive. In the quarters ended December 31, 1999 and 1998, the inclusion of common stock equivalents would have been anti-dilutive based upon the net loss posted by the Company. As such, all common stock equivalents were excluded.

The following table sets forth the computation of basic and diluted net loss per share:

                                    Three Months Ended        Three Months Ended
                                     December 31, 1999         December 31, 1998

Numerator:
         Net loss                       ($2,322,000)              ($1,600,000)
                                    --------------------------------------------
Denominator:
         Denominator for basic
         Earnings per share -
         Weighted avg. shares              4,376,503                 4,285,579

Effect of dilutive securities:
         Employee stock options               -------                  -------
                                    --------------------------------------------

Dilutive potential common shares          -------                      -------

Denominator for diluted earnings
         Per share - adjusted

         Weighted average shares           4,376,503                 4,285,579
         And assumed conversions    --------------------------------------------

Basic loss per share                         ($0.53)                   ($0.37)
                                    --------------------------------------------

Diluted loss per share                       ($0.53)                   ($0.37)
                                    --------------------------------------------


As of December 31, 1999, the Company had issued and outstanding incentive stock options to certain officers and employees totaling 112,750 shares which had a strike price exceeding the closing price of the Company's common stock on such date. The 112,750 option shares have a weighted average strike price of $20.27 and a weighted average outstanding remaining life of 7.16 years.

The Company's unaudited consolidated results of operations assuming all acquisitions accounted for under the purchase method of accounting had occurred on October 1, 1998 are as follows for the three months ended December 31, 1998 and 1999, respectively:

                                    3 Months 12/31/98          3 Months 12/31/99
Net Sales                              $19,678,000                 $23,627,000
Net Loss                              ($2,263,000)                ($2,322,000)
Diluted loss per share                     ($0.51)                     ($0.53)

The unaudited pro forma results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what results of operations would have been had the Company owned and operated the business as of October 1, 1998.

NOTE 3 - ACQUISITIONS

The chart below summarizes significant acquisitions made by the Company during the fiscal years ended September 30, 1999, 1998 and 1997. Each acquisition was completed through an asset purchase (except for Adventure Marine in fiscal 1997 and Shelby Marine in fiscal 1999, which were stock purchases) and has been accounted for using the purchase method of accounting. The operating results of the companies acquired have been included in the consolidated financial statements from the respective date of acquisition. The assets acquired generally include boat, motor and trailer inventory, parts and accessories inventory and to a lesser extent, property, plant and equipment. A summary of the Company's significant acquisitions follows:

                             Date of    Purchase   Tangible    Non-compete    Cash    Liabilities Notes    Stock
     Name of Copany        Acquisition    Price      Net        Agreements     Paid    Assumed    Issued   Issued
                                                    Assets     and Goodwill

                                                         (In Thousands)

Fiscal 1999
Amlin, Inc. dba Magic Marine  01/99       $1,639    $6,019         $1,090    $1 ,639   %5,470       $---     $ ---
Sportsman's Haven             01/99        1,748     2,624            514      1,098    1,390        650       ---
Pier 68 Marina                02/99          738     2,218            562        408    2,043        329       ---
DSA Marine Sales &            04/99        2,147     4,798          1,597      2,147    4,248        ---       ---
Service dba The Boatworks
Shelby Marine, Inc.           06/99        1,334     3,426          1,050        809    3,142        ---       525
The New 3 Seas, Inc.          09/99        1,103     1,419          1,100        ---    1,416          3     1,100


Fiscal 1998
Southeastern Marine            11/97       1,730    $1,390        $   280    $1,606     $  ---     $ 124     $ ---
Worthen Marine                 12/97         287       142            145       287        ---       ---       ---
HnR Marine                     04/98         359       359            -0-       359        ---       ---       ---
Moore's Marine                 05/98         777       376            401       777        ---       ---       ---
Rodgers Marine                 09/98         677     2,093            350       327      1,766       ---       350

Fiscal 1997
North Alabama Watersports      10/96         892       687        $   205       812          -         80      ---
Tri-Lakes Marine               11/96       1,243     1,892            644       643      1,937        600      ---
Bent's Marine                  02/97       1,519       840            679     1,064        ---        455      ---
McLeod Marine                  08/97         958       730            228       958        ---        ---      ---
Adventure Marine               09/97       3,023     5,536          2,690     1,430      5,203        115    1,478



NOTE 4 - COMPREHENSIVE INCOMEFor the quarter ended December 31, 1999, the Company recorded no comprehensive income items, therefore Comprehensive Net Loss equaled Net Loss.

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

Since its founding in 1979 as a single retail store in Austin, Texas, the Company has grown both through acquisitions and the establishment of new store locations. During the 1980's, the Company expanded into San Antonio, Texas with the construction of a new store facility. The Company subsequently made acquisitions of boat retailers operating within the Texas markets of Midland, Dallas and Abilene. It was during this initial period of expansion that the Company began developing the systems necessary to manage a multi-store operation and leveraging the economies of scale associated with volume purchasing. The Company's success in these areas led to the proprietary Travis Edition packaging concept and the Company's pricing philosophy. Since 1990, Travis Boats has opened or acquired 33 additional store locations in the following states: Texas
(3), Arkansas (4), Louisiana (4), Alabama (2), Tennessee (5), Mississippi (1), Florida (11), Georgia (1) and Oklahoma (1). Effective January 1, 2000, the Company consolidated its store facility in St. Petersburg, Florida into its Clearwater, Florida operations. Accordingly, the Company's store count has been adjusted to 37 store locations.

The Company custom designs and pre-packages approximately 75 different models and combinations of popular brand-name boats, such as Larson, Wellcraft, Carver, Bayliner, Sprint, and Sea Ark boats with outboard motors generally manufactured by Outboard Marine Corporation or Brunswick, along with trailers and numerous accessories, under its proprietary Travis Edition product line. These signature Travis Edition packages, which account for the vast majority of total new boat sales, include boats ranging in size from 16 feet to over 30 feet in length (with an emphasis on the 16 to 25 foot pleasure boat category). Each Travis Edition package has typically been designed and developed in coordination with the manufacturers and often include distinguishing features and accessories that have historically been unavailable to, or listed as optional by, many competitors. These factors enable the Company to provide the customer with an exceptional product that is conveniently packaged for immediate enjoyment and competitively priced.

The Company believes that it offers a selection of boat, motor and trailer packages that fall within the price range of the majority of all boats, motors and trailers sold in the United States. The Company's product line generally consists of boat packages priced from $7,500 to $25,000 with approximate even distribution within this price range. While the Company's sales have historically been concentrated on boats with retail sales prices of $25,000 or less, the Company in limited market areas and quantities does sell boats that have retail sales prices in excess of $300,000. Additionally, as the Company continues to operate in Florida and enters other markets along the Gulf of Mexico or other new coastal areas, management believes that the distribution of off shore fishing boats and cabin cruisers will continue to increase as a percentage of net sales. Management believes that by combining flexible financing arrangements with an even distribution of products through a broad price range, the Company is able to offer boat packages to customers with different purchasing budgets and varying income levels.

Results of Operations

     Quarter Ended, December 31, 1999 Compared to the Quarter Ended, December 31, 1998

Net sales. Net sales increased by 95.3% to $23.6 million in the first quarter of fiscal 2000 from $12.1 million in the first quarter of fiscal 1999. The primary components of the increase in net sales have been the result of the newly opened or acquired store locations in fiscal 1999 and positive comparable store sales. Accordingly, of the increase in net sales, $9.9 million, or 86.2% was related to the fourteen store locations that were newly opened or acquired in fiscal 1999. The Company also benefited from growth in comparable store sales. During the first quarter of fiscal year 2000, comparable store sales increased by 13.3%, or $1.1 million, (18 stores in base) versus a 8.7% increase in comparable store sales (14 stores in base) during the first quarter of fiscal 1999.

Gross profit. Gross profit increased by 103.1% to $6.0 million in the first quarter of fiscal 2000 from $2.9 million in the same quarter of fiscal 1999, while gross profit as a percent of net sales increased to 25.3% from 24.3% during the same periods. The increase in total gross profit as a percent of net sales was primarily related to an increase in the gross profit margins on new boat sales. The Company's 2000 model year pricing strategy was designed to raise retail price points and the related profit margins. Gross profit also benefited from increases in net sales attributable to F&I products, parts/accessories and service labor. Each of these sales categories typically have higher gross profit margins than those related to boat sales and accordingly enhance the overall gross profit margins reported by the Company.

Net sales attributable to F&I Products contributed $652,000, or 10.9%, of total gross profit in the first quarter of fiscal 2000, compared to $322,000, or 10.9%, of total gross profit for the first quarter of the prior fiscal year. All costs and expenses associated with the sale of F&I Products are included in selling, general and administrative expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by 69.8% to $7.7 million in first quarter of fiscal 2000 from $4.5 million for the first quarter of fiscal 1999. However, selling, general and administrative expenses as a percent of net sales decreased to 32.4% in the first quarter of fiscal 2000 from 37.2% for the first quarter of fiscal 1999. The decrease, as a percent of net sales, was primarily attributable to the positive leverage upon fixed expenses as a result of the Company's substantial sales growth during the quarter ended December 31, 1999. See "Net Sales".

Depreciation and amortization expenses, as a percent of net sales, decreased in the first quarter of fiscal 2000, to 2.6% from 3.4% in the same quarter of the prior fiscal year. The decrease, as a percent of net sales, was primarily attributable to the positive leverage upon depreciation and amortization expenses as a result of the Company's substantial sales growth during the quarter ended December 31, 1999. See "Net Sales".

Interest expense. Interest expense increased by 148% to $1,374,000 in the first quarter of fiscal 2000 from $555,000 in the first quarter of fiscal 1999. Interest expense, as a percent of net sales, increased to 5.8% from 4.6% in the quarterly periods ended December 31, 2000 and 1999, respectively. The increased interest expense, in actual dollars and as a percent of net sales, was primarily the result of the additional debt incurred in the acquisitions completed during fiscal 1999, as well as higher balances on the Company's floor plan and revolving bank lines necessary to support inventory requirements for the larger store network. Interest expense was also negatively impacted by a 50-75 basis point rise in short term interest rates tied to the Prime and LIBOR lending rates relative to the same period of the prior year. See "Liquidity and Capital Resources", "Seasonality".

Net loss. The Company posted a net loss of $2.3 million for the first quarter of fiscal 2000. This represents an increase of 45.2% from the net loss of $1.6 million in the first quarter of fiscal 1999. While the net loss increased in actual dollars, the substantial increase in sales during the quarter ended December 31, 1999, combined with improved gross profit margins and leveraged selling, general and administrative expenses to allow the Company to reduce the net loss as a percentage of net sales. As a percentage of net sales, the Company posted a net loss of 9.8% and 13.2% for the first quarter of fiscal 2000 and 1999, respectively. The Company expects to continue to experience higher levels of net losses in its first fiscal quarter ending December 31 as a result of increases in the number of store locations and the seasonality of the recreational boating industry in the states in which it operates. See "Liquidity and Capital Resources", "Seasonality".

Liquidity and Capital Resources

The Company's short-term cash needs are primarily for working capital to support operations, including inventory requirements, off-season liquidity and store expansion. These short-term cash needs have historically been financed with cash from operations and borrowings under the Company's credit facilities. At December 31, 1999, the Company had working capital of $12.9 million, centered in $103.9 million in inventories, offset by $94.0 million in short-term revolving/floorplan credit lines outstanding. As of December 31, 1999, the aggregate maximum borrowing limits under floor plan and revolving lines of credit were approximately $102.0 million, of which the Company was eligible to borrow approximately an aggregate of $97.0 million pursuant to the Company's borrowing base formulas. "See Subsequent Event".

Operating activities used cash of $28.6 million for the first three months of fiscal 2000 due primarily to the net increases of $28.2 million in inventories and the reported seasonal net loss. The first quarter historically represents the "off" or "slow" selling season for the Company (see "Seasonality"). Inventory growth traditionally builds during the first quarter in preparation for the selling season which begins with boat and recreation shows occurring in January and February in certain market areas in which the Company conducts business. This inventory level generally falls to an annual low point during the fourth fiscal quarter.

The Company used net cash in investing activities of approximately $0.9 million in the first three months of fiscal 2000 as the Company continued to renovate stores to superstore standards, update certain facilities with its standard superstore trade dress awnings and neon, and started construction of a new superstore facility in San Antonio (which will replace the existing San Antonio location).

Financing activities for the three months ended, December 31, 1999 provided $30.7 million of cash flows primarily from the net proceeds of borrowings under the Company's credit facilities. The Company has a $55.0 million revolving line of credit agented by Bank of America (formerly NationsBank of Texas, N.A.). The line provides for borrowing pursuant to a borrowing formula based upon the certain of the Company's inventory and accounts receivable. Collateral consists of a security interest in specific inventories (and proceeds thereof), accounts receivable and contracts in transit. The line has a maturity on January 31, 2000 and pricing is at the Company's election of the prime rate minus 1.00% or on a LIBOR based price structure. There is a fee on the unused portion assessed quarterly. A comprehensive loan agreement governs the line of credit. The agreement contains financial covenants regulating debt service coverages, tangible net worth, operating leverage and restrictions on dividends or distributions. As of December 31, 1999, $46.8 million was drawn on the revolving line and the Company could borrow an additional $8.2 million, of which approximately $3.0 million was immediately available for borrowing based upon the revolving line's borrowing formula. As the Company purchases inventory, the amount purchased increases the borrowing base availability and typically the Company makes a determination to borrow depending upon anticipated working capital requirements. "See Subsequent Event".

At December 31, 1999, the Company also maintained floor plan lines of credit with various finance companies providing approximately $47.0 million in credit limits. These floor plan lines generally have no stated maturity and utilize subsidies from manufacturers to provide for certain interest free periods each calendar year (usually August through May). Certain of these floor plan lines of credit with finance companies are governed by loan agreements containing various financial covenants concerning, among others, ratios governing tangible net worth and leverage. As of December 31, 1999, approximately $44.5 million was outstanding under these floor plan lines. "See Subsequent Event".

Merchandise inventories were $103.9 million and $75.7 million as of December 31, 1999 and September 30, 1999, respectively.

The Company's newly refinanced revolving credit facility (see below) and internally generated working capital are expected by the Company's management to be sufficient to meet the Company's cash requirements at least through the remainder of fiscal 2000.

Liquidity and Capital Resources - Subsequent Event

Effective January 31, 2000 the Company terminated and paid-off its $55.0 million line of credit with Bank of America as well as its $47.0 million in floor plan lines of credit with various finance companies. Concurrently with such pay-off's, the Company entered into new revolving line of credit agreements aggregating $110.0 million, with Deutsche Financial Services providing $60.0 million and Transamerica Distribution Finance providing $50.0 million (collectively, the "New Financing"). The New Financing has a three year term and includes both (i) floor plan financing which utilizes subsidies from manufacturers to provide for certain interest free periods each calendar year (usually August through May) and (ii) a revolving credit sublimit that is governed by borrowing bases applicable to the Company's assets. The New Financing is governed by loan agreements containing various financial covenants concerning, among others, ratios governing tangible net worth, liquidity and leverage.

Management believes the Company to be in compliance with all terms and conditions of the loan agreements governing the New Financing.

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

Quarterly results may fluctuate as a result of the expenses associated with new store openings or acquisitions, including the timing thereof. Prior to fiscal 1997, the Company had attempted to concentrate expansion during the seasonal slowdown generally occurring in the quarter ending December 31. During fiscal 1997, the Company modified its acquisition strategy to acquire store locations through-out the fiscal year. This was done to allow the Company the opportunity to derive in-season sales from the acquisitions as well as to provide a longer period in which to integrate the acquired store's operations. Alternatively, the acquisition costs would typically include more inventory expense than if such acquisition occurred in the slow, winter season since marine dealer's generally maintain higher in-stock levels during the summer months. Such inventory acquired may have prices greater than the Company would otherwise pay for such product and accordingly, the Company may elect to dispose of the acquired product at reduced prices. Accordingly, the results for any quarterly period may not be indicative of the expected results for any other quarterly period.

Cautionary Statement for purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

Other than statements of historical fact, all statements contained in this Report on Form 10-Q, including statements in "Item 1. Business", and "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements as that term is defined in Section 21E of the Exchange Act that involve a number of uncertainties. The actual results of the future events described in the forward-looking statements in this Report on Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: general economic conditions, competition and government regulations, as well as the risks and uncertainties discussed in this Report on Form 10-Q, including without limitation, the matters discussed in "Risk Factors" and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements. All forward-looking statements in this Report on Form 10-Q are expressly qualified in their entirety by the cautionary statements in this paragraph.

PART II.  OTHER INFORMATION
Item 2.
(c) Securities Issues by Registrant

On September 1, 1999, the Company consummated the acquisition of certain assets of The New 3 Seas, Inc., which operated a retail boating store location in Ft. Myers, Florida. The total consideration for The New 3 Seas consisted of cash and newly issued shares of Common Stock of the Company. The Company issued an aggregate of 86,005 shares of its stock, with a value of $1,100,000 to principals of The New 3 Seas, Inc. The common shares issued have since been declared effective pursuant to the Securities Act of 1933 on November 8, 1999 by the Securities and Exchange Commission.

The valuation of the shares of the common stock issued was determined in conjunction with the requirements and methodology of EITF 95-19.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: February 11, 2000     Travis Boats & Motors, Inc.



                            By: /s/ Michael B. Perrine
                                ------------------------------------------------
                                Michael B. Perrine
                                Chief Financial Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)