Form 10-Q
period 2000-03-31
TRAVIS BOATS & MOTORS INC
filed 2000-05-19
CIK 1012734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.        Yes  [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Common Stock $.01 par value - 4,413,027 shares as of May 11, 2000.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Item 1. Financial Statements

Travis Boats & Motors, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data and stores                                  March 31,      September 30,
open)                                                                          2000             1999
                                                                          -------------    ----------------
                                                                           (unaudited)
ASSETS:
      Current assets:
            Cash and cash equivalents                                        $   4,953           $   4,125
            Accounts receivable, net                                            17,497              12,421
            Inventories, net                                                   109,930              75,700
            Deferred tax asset                                                     136                 136
            Prepaid federal income taxes                                            75                   0
            Prepaid expenses and other                                           1,786               1,177
                                                                             ---------           ---------
              Total current assets                                             134,377              93,559

      Property and equipment:
            Land                                                                 5,819               5,819
            Buildings and improvements                                          12,498              11,069
            Furniture, fixtures and equipment                                    8,950               8,056
                                                                             ---------           ---------
                                                                                27,267              24,944
            Less accumulated depreciation                                       (5,490)             (4,529)
                                                                             ----------          ---------
                                                                                21,777              20,415

      Deferred tax asset                                                           121                 121

      Intangibles and other assets :
            Goodwill and non-compete agreements, net                            11,256              11,637
            Other assets                                                           557                 199
                                                                             ---------           ---------
              Total assets                                                   $ 168,088           $ 125,931
                                                                             =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
            Accounts payable                                                 $   5,674           $   3,613
            Accrued liabilities                                                  1,847               3,179
            Amounts due for purchase of business                                   977               2,134
            Income taxes payable                                                     0               2,820
            Unearned revenue                                                     1,292                 149
            Floor plan and revolving line of credit                            106,573              68,558
            Current portion of notes payable and other short-term                5,622                 989
            obligations
                                                                             ---------           ---------
              Total current liabilities                                        121,985              81,442

      Notes payable, less current portion                                        8,543               6,897

      Stockholders' equity
              Serial Preferred stock, $.01 par value, 1,000,000 shares
                 authorized, no shares outstanding
            Common Stock, $.01 par value, 50,000,000 authorized,
                 4,412,027 and 4,326,022 issued and outstanding at
                 March 31, 2000 and September 30, 1999, respectively                44                  43
            Paid-in capital                                                     15,501              13,816
            Retained earnings                                                   22,015              23,147
                                                                             ---------           ---------
              Total stockholders' equity                                        37,560              37,592

                                                                             ---------           ---------
              Total liabilities and stockholders' equity                     $ 168,088           $ 125,931
                                                                             =========           =========

       See notes to unaudited condensed consolidated financial statements


Travis Boats & Motors, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations (Unaudited) (in thousands, except share data and stores open)

                                                             Three months ended            Six months ended
                                                                 March 31,                      March 31,
                                                           2000           1999            2000           1999
                                                         -------------------------      -------------------------
Net sales..............................................  $   57,385     $   43,965       $  81,012     $   56,062
Cost of goods sold.....................................      42,549         32,606          60,202         41,762
                                                         ----------     ----------      ----------     ----------

Gross profit...........................................      14,836         11,359          20,810         14,300
Selling, general and administrative....................      10,567          7,252          18,218         11,757
Depreciation and amortization..........................         629            404           1,253            819
                                                         ----------     ----------      ----------     ----------
                                                             11,196          7,656          19,471         12,576

Operating income.......................................       3,640          3,703           1,339          1,724
Interest expense.......................................      (1,768)          (948)         (3,142)        (1,503)
Other income/(expense).................................           8             31              17             59
                                                         ----------     ----------      ----------     ----------

Income/(Loss) before income taxes......................       1,880          2,806          (1,786)           280
Provision for income taxes.............................         690          1,029            (654)           103
                                                         ----------     ----------      ----------     ----------

Net Income (Loss)......................................  $    1,190     $    1,777      ($   1,132)    $      177
                                                         ===========    ==========      ==========     ==========

Basic Earnings/(Loss) Per Share........................  $     0.27     $     0.41      ($    0.26)    $     0.04
Diluted Earnings/(Loss) Per Share......................  $     0.27     $     0.40      ($    0.26)    $     0.04

Weighted average common shares ourstanding.............   4,412,027      4,288,019       4,394,168      4,286,794
Weighted average dilutive common shares outstanding....   4,487,134      4,429,629       4,394,168      4,421,564

Stores open at end of period...........................          39             32              39             32
                                                         ==========     ==========      ==========     ==========

           See notes to unaudited condensed consolidated financial statements


Travis Boats & Motors, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flow
(in thousands)

                                                                                             Six months ended
                                                                                                 March 31,
                                                                                         2000                1999
                                                                                   ----------------------------------

Operating activities:
Net Income/(Loss)                                                                   ($   1,132)           $     177
Adjustments to reconcile net loss to net cash used in
  Operating activities:
      Depreciation..............................................................           830                  570
      Amortization..............................................................           423                  249
      Changes in operating assets and liabilities
             Accounts receivable................................................        (5,076)             (10,265)
             Prepaid expenses...................................................          (609)                (746)
             Inventories........................................................       (34,230)             (24,916)
             Other assets.......................................................          (358)                (207)
             Accounts payable...................................................         2,061                2,027
             Accrued liabilities................................................        (1,332)                 833
             Income tax benefit.................................................        (2,895)                   0
             Unearned revenue...................................................         1,143                  351

                                                                                    ----------            ---------
      Net Cash used in operating activities.....................................       (41,175)             (31,927)

      Investing Activities:
      Purchase of businesses....................................................           (94)              (4,898)
      Purchase of property and equipment........................................        (2,197)              (1,128)

                                                                                   -----------            ---------
      Net cash used in investing activities                                             (2,291)              (6,026)

      Financing activities:
      Net increase in notes payable and other short term obligations............        44,294               39,702
      Sale of common stock                                                                   0                   24
                                                                                   -----------            ---------
      Net cash provided by financing activities.................................        44,294               39,726
      Change in cash and cash equivalents.......................................           828                1,773
      Cash and cash equivalents, beginning of period............................         4,125                4,618

                                                                                   -----------            ---------
      Cash and cash equivalents, end of period..................................   $     4,953            $   6,391
                                                                                   ===========            =========


       See notes to unaudited condensed consolidated financial statements

                                 MARCH 31, 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Travis Boats & Motors, Inc. and subsidiaries (collectively, the Company) without audit. In the opinion of management, such financial statements include all adjustments (consisting of only recurring accruals) necessary to present fairly the financial position at March 31, 2000; and the interim results of operations and cash flows for the three and six month periods ended March 31, 2000 and 1999. The condensed consolidated balance sheet at September 30, 1999, presented herein, has been prepared from the audited consolidated financial statements of the Company for the fiscal year then ended.

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

The results of operations for the three and six month periods ended March 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Statement 128 requires the calculation of earnings per share to exclude common stock equivalents when the inclusion of such would be anti-dilutive. In the six months ended March 31, 2000, the inclusion of common stock equivalents would have been anti-dilutive based upon the net loss posted by the Company. As such, all common stock equivalents were excluded.


The following table sets forth the computation of basic and diluted net loss per share:

                                         Three Months Ended                 Six Months Ended
                                               March 31                         March 31
                                       2000              1999             2000            1999
                                       ----              ----             ----            ----

Numerator:

         Net income                 $1,190,000         $1,777,000      ($1,132,000)    $  177,000
Denominator:
         Denominator for basic
         earnings per share -
         weighted avg. shares        4,412,027          4,287,063        4,394,168      4,286,794

Effect of dilutive securities:
         Employee stock options         75,107            141,610        ---------        134,770
                                    -------------------------------------------------------------

Denominator for diluted earnings
         per share - adjusted
         weighted average shares     4,487,134          4,428,673        4,394,168      4,421,564
         and assumed conversions
                                    -------------------------------------------------------------

Basic earnings per share                  $.27               $.41            ($.26)          $.04

                                    -------------------------------------------------------------

Diluted earnings per share                $.27               $.40            ($.26)          $.04

                                    -------------------------------------------------------------

As of March 31, 2000, the Company had issued and outstanding incentive stock options to certain officers and employees totaling 89,500 shares which had a strike price exceeding the closing price of the Company's common stock on such date. The 89,500 option shares have a weighted average strike price of $19.98 and a weighted average outstanding remaining life of 7.72 years.

The Company's unaudited consolidated results of operations assuming all acquisitions accounted for under the purchase method of accounting had occurred on October 1, 1998 are as follows for the three and six months ended March 31, 1999 and 2000, respectively:


                                    3 Mos. 3/31/99   3 Mos. 3/31/00    6 Mos. 3/31/99   6 Mos. 3/31/00
                                    --------------   --------------    --------------   --------------
Net Sales                             $57,656,000     $57,385,000       $79,679,000       $81,012,000
Net Income/(Loss)                     $ 2,046,000     $ 1,190,000       $  (471,000)      $(1,132,000)
Diluted earnings/(loss) per share           $0.46           $0.27            ($0.11)           ($0.26)


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


                                                               Non-compete
                             Date of    Purchase   Tangible    Agreements     Cash   Liabilities    Notes     Stock
     Name of Company       Acquisition    Price   Net Assets  and Goodwill    Paid     Assumed      Issued    Issued
     ---------------       -----------  --------  ----------  ------------    ----   -----------    ------    ------
                                                     (In Thousands)

Fiscal 1999
-----------
Amlin, Inc. dba Magic         01/99       $1,639    $6,019         $1,090    $1,639     $5,470       $ --    $   --
Marine
Sportsman's Haven             01/99        1,748     2,624            514     1,098      1,390        650        --
Pier 68 Marina                02/99          738     2,218            562       408      2,043        329        --
DSA Marine Sales &            04/99        2,147     4,798          1,597     2,147      4,248         --        --
Service dba The Boatworks
Shelby Marine, Inc.           06/99        1,334     3,426          1,050       809      3,142         --       525
The New 3 Seas, Inc.          09/99        1,103     1,419          1,100        --      1,416          3     1,100

Fiscal 1998
-----------
Southeastern Marine           11/97        1,730    $1,390         $  280    $1,606     $   --       $124     $  --
Worthen Marine                12/97          287       142            145       287         --         --        --
HnR Marine                    04/98          359       359              0       359         --         --        --
Moore's Marine                05/98          777       376            401       777         --         --        --
Rodgers Marine                09/98          677     2,093            350       327      1,766         --       350

Fiscal 1997
-----------
North Alabama Watersports     10/96          892       687         $  205       812         --         80        --
Tri-Lakes Marine              11/96        1.243     1,892            644       643      1,937        600        --
Bent's Marine                 02/97        1,519       840            679     1,064         --        455        --
McLeod Marine                 08/97          958       730            228       958         --         --        --
Adventure Marine              09/97        3,023     5,536          2,690     1,430      5,203        115     1,478



NOTE 4 - COMPREHENSIVE INCOME

For the quarter ended March 31, 2000, Comprehensive Income equaled Net Income.

For the six month period ended March 31, 2000, the Company recorded no comprehensive income items, therefore Comprehensive Net Loss equaled Net Loss.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General
-------

Travis  Boats & Motors,  Inc.  ("Travis  Boats" or the  "Company")  is a leading multi-state superstore retailer of recreational boats, motors, trailers and related marine accessories in the southern United States. The Company, which currently operates 39 stores under the name Travis Boating Center in Texas, Arkansas, Louisiana, Alabama, Tennessee, Mississippi, Florida, Georgia and Oklahoma seeks to differentiate itself from competitors by providing customers a unique superstore shopping experience that showcases a broad selection of high quality boats, motors, trailers and related marine accessories at firm, clearly posted low prices. Each superstore also offers complete customer service and support, including in-house financing programs and full-service repair facilities staffed by factory-trained mechanics.

   History

Travis Boats was incorporated as a Texas corporation in 1979. As used herein and unless otherwise required by the context, the terms "Travis Boats" and the "Company" shall mean Travis Boats & Motors, Inc. and its direct and indirect subsidiaries.

Since its founding in 1979 as a single retail store in Austin, Texas, the Company has grown both through acquisitions and the establishment of new store locations. During the 1980's, the Company expanded into San Antonio, Texas with the construction of a new store facility. The Company subsequently made acquisitions of boat retailers operating within the Texas markets of Midland, Dallas and Abilene. It was during this initial period of expansion that the Company began developing the systems necessary to manage a multi-store operation and leveraging the economies of scale associated with volume purchasing. The Company's success in these areas led to the proprietary Travis Edition packaging concept and the Company's pricing philosophy. Since 1990, Travis Boats has opened or acquired 34 additional store locations in the following states: Texas

(3), Arkansas (4), Louisiana (4), Alabama (2), Tennessee (5), Mississippi (1), Florida (13), Georgia (1) and Oklahoma (1). Effective January 1, 2000, the Company consolidated its store facility in St. Petersburg, Florida into its Clearwater, Florida operations. In addition, the Company opened a new "de novo" or start-up store location in Lighthouse Point (Pompano Beach area), Florida on March 20, 2000 and another location in Stuart, Florida on April 1, 2000. Accordingly, the Company's store count has been adjusted to 39 store locations.

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

Results of Operations
---------------------

Quarter Ended, March 31, 2000 Compared to the Quarter Ended, March 31, 1999 and Six Months Ended, March 31, 2000 Compared to the Six Months Ended, March 31, 1999.

         Net sales. Net sales increased by 30.4% to approximately $57.3 million in the second quarter of fiscal 2000 from $44.0 million in the second quarter of fiscal 1999. For the six months ended, March 31, 2000, net sales increased by 44.4% to $80.9 million from $56.1 million during the same period of the prior year. Of the increases in net sales, approximately $558,000 and $2.4 million were attributable to a 1.7% and 6.9% growth in comparable store sales for the quarter (23 stores in base) and six months (18 stores in base) ended March 31 2000, respectively.

General growth in overall sales volume was primarily the result of the increased number of stores in operation during the periods (39 vs. 32), the participation in additional season opening boat and recreation shows, and a favorable mix of Travis Edition boat sales that has resulted in a higher average sales price than in the same period of the prior fiscal year. A primary component in the favorable mix of Travis Edition boat packages sold has been the increase in sales of the Company's "Blue-water" (off-shore) fishing boats, cruisers (boats generally exceeding 30 ft) and other Travis Edition boating packages. The "Blue-water" fishing boats and cruisers, are generally sold in the Company's store locations serving coastal markets from Texas southeast to Florida. As the Company continues to operate in Florida and enters other coastal type markets along the Gulf of Mexico or the Atlantic coast, management believes that the distribution of off-shore fishing boats and cruisers will increase as a percentage of net sales.

During the quarter and the six months ended March 31, 2000, the Company also experienced an increase in net sales related to parts/accessories, service labor and used boats. The Company has continued to develop improved point of sale merchandising and sales awareness of these products. This has included the continued remodeling and development of stores into the Travis superstore prototype which management believes allows for increased merchandising and service capacities.

Also, included within net sales is revenue that the Company earns related to F&I Products. The Company, through relationships with various national and local lenders, is able to place financing for its customers' boating purchases. These lenders allow the Company to "sell" the loan at a rate higher than a minimum rate established by each such lender and the Company earns fees based on the percentage increase in the loan rate over the lender's minimum rate. The Company sells these loans without recourse except that in certain instances the Company must return the fees earned if the customer repays the loan or defaults in the first 120-180 days. The Company also sells, as a broker, certain types of insurance (property/casualty, credit life, disability) and extended service contracts. The Company may also sell these products at amounts over a minimum established cost and earn income based upon the profit over the minimum established cost. Net sales attributable to F&I Products contributed $2.4 million, or 4.2%, of net sales in the second quarter of fiscal 2000, as compared to $2.2 million or 5.0%, of net sales for the second quarter of the prior fiscal year. For the six months ended, March 31, 2000, net sales attributable to F&I Products contributed $3.1 million, or 3.8% of net sales, compared to $2.5 million or 4.5% of net sales, for the same period of the prior year. While net F&I sales have increased in actual dollars, management attributes the decline in net F&I sales, as a percentage of total sales to various factors including the following: (i) a shift to a higher average selling price of boats to customers less desirous or in need of financing to fund their boat purchase, (ii) selling certain boats that have sales prices above the amount in which the lender will pay a fee consistent with what is otherwise eligible to be earned by the Company and (iii) active solicitation of boat loans from certain credit unions and other "non-conventional" financing sources offering favorable interest rates and financing terms. (see also: Gross Profit)

         Gross profit. Gross profit increased by 29.8% to $14.8 million in the second quarter of fiscal 2000 from $11.4 million in the same quarter of fiscal 1999, while gross profit as a percent of sales remained flat at approximately 25.8% during the same periods. For the six months ended, March 31, 2000, gross profit increased 44.8% to $20.7 million from $14.3 million in the same period of the prior year and during the same period gross profit as a percent of sales increased to 25.6% from 25.5%. The overall increase in gross profit as a percent of sales for the six months ended March 31, 2000 was primarily related to the Company's pricing structure which has established retail prices at a level designed to increase profit margins and compensate store level management for meeting and exceeding pre-established goals. The Company also has benefitted from the net sales attributable to traditionally higher gross profit sales categories such as: F&I income, over the counter sales of parts & accessories and service labor.

Net sales of these products contributed $2.4 million, or 16.2%, of total gross profit in the second quarter of fiscal 2000, as compared to $2.2 million or 19.3%, of total gross profit for the second quarter of the prior fiscal year. For the six months ended, March 31, 2000, net sales attributable to F&I Products accounted for $3.1 million, or 15.0% of the total gross profit, compared to $2.5 million or 17.5%, for the same period of the prior year. Net sales attributable to F&I Products are reported on a net basis, therefore, all of such sales contribute directly to the Company's gross profit. The costs associated with the sale of F&I Products are included in selling, general and administrative expenses.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased by 44.8% to $10.5 million in second quarter of fiscal 2000 from $7.3 million for the second quarter of fiscal 1999. Selling, general and administrative expenses as a percent of net sales increased to 18.3% in the second quarter of fiscal 2000 from 16.5% for the second quarter of fiscal 1999. Selling, general and administrative expenses were $18.1 million, or 22.4% as a percentage of net sales, for the six months ended March 31, 2000, versus $11.8 million, or 21.0% as a percentage of net sales in the same period of the prior fiscal year

In terms of both actual dollars and as a percentage of net sales, the increase in selling, general and administrative expenses was primarily attributable to increased expenses associated with the operation of a larger store network, growth in the corporate-office staffing infrastructure, WAN data line charges, health insurance costs and store lease expenses. However, the increase in selling, general and administrative expenses was partially offset by a reduction in (i) sales commission percentages as a percent of net sales through a new commission structure and (ii) advertising expenses through the centralization of all advertising expenditures and the utilization of an advertising agency.

         Depreciation and amortization expenses. Depreciation and amortization expenses increased by 55.7% to $629,000 in the second quarter of fiscal 2000 from $404,000 for the second quarter of fiscal 1999. Depreciation and amortization expenses as a percent of net sales increased to 1.1% in the second quarter of fiscal 2000 from 0.9% for the second quarter of fiscal 1999. Depreciation and amortization expenses, as a percentage of net sales, increased to 1.6% for the six months ended March 31, 2000, versus 1.5% in the same period of the prior fiscal year.

Depreciation and amortization expenses increased as a percentage of net sales in the quarter and for the six months ended, March 31, 2000, primarily as a result of the increased depreciable assets (including buildings, equipment and leasehold improvements) and goodwill/noncompete amortization expenses associated with six acquisitions and four de novo stores consummated in fiscal 1999.

         Interest expense. Interest expense, in actual dollars, increased to $1.8 million in the second quarter of fiscal 2000 from $948,000 in the second quarter of fiscal 1999, while interest expense as a percent of net sales increased to 3.1% from 2.2% of net sales in the second quarter of both fiscal 2000 and fiscal 1999, respectively. For the six months ended March 31, 2000, interest expense increased to $3.1 million from $1.5 million in the same period of the prior year and interest expense as a percent of net sales increased to 3.9% from 2.7%. The increase was primarily the result of the additional debt incurred to support inventory requirements for the larger store network and a significant rise in short term interest rates compared to the prior year.

         Net Income. Net income was $1.2 million in the second quarter of fiscal 2000, a decrease of 33.3% from net income of $1.8 million for the second quarter of fiscal 1999. Accordingly, net income, as a percent of net sales, decreased to 2.1% from 4.0% for the second quarter of fiscal 2000 and 1999, respectively. For the six month period ended, March 31, 2000, the Company reported a net loss of $1.1 million, a decrease of approximately $1.3 million from the net income of $177,000 posted in the year earlier period.

Although the Company reported a 30.4% and 44.4% increase in revenues in the quarter and year to date ended, March 31, 2000 over the same periods of the prior year, and maintained stable to slightly improved gross profit margins within those same periods, net income was negatively affected by higher operating expenses associated with a larger store network and increased interest expenses resulting from a larger debt burden and an increase in short term interest rates.

Liquidity and Capital Resources
-------------------------------

The Company's short-term cash needs are primarily for working capital to support operations, including inventory requirements, off-season liquidity and store expansion. These short-term cash needs have historically been financed with cash from operations and borrowings under the Company's credit facilities. At March 31, 2000, the Company had working capital of $12.4 million, centered in $109.9 million in inventories, offset by $106.6 million in short-term revolving/floorplan credit lines outstanding. As of March 31, 2000, the aggregate maximum borrowing limits under floor plan and revolving lines of credit were approximately $116.0 million, of which the Company was eligible to borrow approximately an aggregate of $112.0 million pursuant to the Company's borrowing base formulas.

Operating activities used cash of $41.2 million for the first six months of fiscal 2000 due primarily to the net increases of $34.2 million in inventories, $5.1 million in receivables and the reported net loss. Inventory growth traditionally builds during the first and second quarters in preparation for the selling season which begins with boat and recreation shows occurring in January and February in certain market areas in which the Company conducts business. Merchandise inventories were $109.9 million and $75.7 million as of March 31, 2000 and September 30, 1999, respectively. This inventory level generally falls to an annual low point during the fourth fiscal quarter. The increased accounts receivable levels reported at March 31, 2000 were primarily the result of contracts in transit generated from the retail sale of a boat. Thus, the contracts in transit are generally due from financial institutions that handle the financing on customer purchases.

The Company used net cash in investing activities of approximately $2.2 million in the first six months of fiscal 2000 as the Company continued to renovate stores to superstore standards, update certain facilities with its standard superstore trade dress awnings and neon, and continued construction of new superstore facilities in San Antonio (which will replace the existing San Antonio location) and Clearwater, Florida.

Financing activities for the six months ended, March 31, 2000 provided $44.3 million of cash flows primarily from the net proceeds of borrowings under the Company's credit facilities.

Effective January 31, 2000 the Company terminated and paid-off its $55.0 million line of credit with Bank of America as well as its $47.0 million in floor plan lines of credit with various finance companies. Concurrently with such pay-off's, the Company entered into new revolving line of credit agreements aggregating $116.0 million, with Deutsche Financial Services providing $60.0 million and Transamerica Distribution Finance providing $56.0 million (collectively, the "New Financing"). The New Financing has a three year term and includes both (i) floor plan financing which utilizes subsidies from manufacturers to provide for certain interest free periods each calendar year (usually August through May) and (ii) a revolving credit sub-limit that is governed by borrowing bases applicable to the Company's assets. The New Financing is governed by loan agreements containing various financial covenants concerning, among others, ratios governing tangible net worth, liquidity and leverage. Pricing is at the Company's election of the prime rate ranging from minus 0.75% to minus 1.00% or on a LIBOR based price structure. There is a fee on the unused portion assessed quarterly. As of March 31, 2000, $106.6 million was drawn on the revolving line and the Company could borrow an additional $9.4 million, of which approximately $3.4 million was immediately available for borrowing based upon the revolving line's borrowing formula. As the Company purchases inventory, the amount purchased increases the borrowing base availability and typically the Company makes a determination to borrow depending upon anticipated working capital requirements.

Management believes the Company to be in compliance with all terms and conditions of the loan agreements governing the New Financing.

The Company's newly refinanced revolving credit facility and internally generated working capital are expected by the Company's management to be sufficient to meet the Company's cash requirements at least through the remainder of fiscal 2000.

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

Other Matters.
-------------

During fiscal 1999, the Company engaged Bank of America Securities ("BAS") to propose a private placement of subordinated notes. BAS has filed suit against the Company in the amount of $150,000 plus expenses relative to collection of a fee for cancellation of the engagement. The Company has disputed the fee and believes that it is not contractually responsible for payment. While the Company believes that the BAS suit is without merit and is vigorously contesting it, no assurance can be given that the Company will prevail.

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

PART II.  OTHER INFORMATION
Item 2.
(c) Securities Issues by Registrant
None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: May 15, 2000        Travis Boats & Motors, Inc.


                          By:  /s/ Michael B. Perrine
                              -----------------------------------
                              Michael B. Perrine
                              Chief Financial Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)