Form 10-Q
period 2000-06-30
TRAVIS BOATS & MOTORS INC
filed 2000-08-14
CIK 1012734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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

Common Stock $.01 par value - 4,414,027 shares as of August 10, 2000.

Item 1. Financial Statements


Travis Boats & Motors, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data and stores                                   June 30,      September 30,
open)                                                                           2000             1999
                                                                          -------------    ----------------
                                                                           (unaudited)
ASSETS:
      Current assets:
            Cash and cash equivalents                                           $7,628              $4,125
            Accounts receivable, net                                            21,932              12,421
            Inventories, net                                                    96,778              75,700
            Deferred tax asset                                                     136                 136
            Prepaid federal income taxes                                           229                   0
            Prepaid expenses and other                                           1,210               1,177
                                                                          -------------    ----------------
              Total current assets                                             127,913              93,559

      Property and equipment:
            Land                                                                 5,819               5,819
            Buildings and improvements                                          13,749              11,069
            Furniture, fixtures and equipment                                    9,314               8,056
                                                                          -------------    ----------------
                                                                                28,882              24,944
            Less accumulated depreciation                                       (5,969)             (4,529)
                                                                          -------------    ----------------
                                                                                22,913              20,415

      Deferred tax asset                                                           121                 121

      Intangibles and other assets :
            Goodwill and non-compete agreements, net                            11,043              11,637
            Other assets                                                           613                 199
                                                                          -------------    ----------------
              Total assets                                                    $162,603            $125,931
                                                                          =============    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
            Accounts payable                                                    $7,755              $3,613
            Accrued liabilities                                                  2,754               3,179
            Amounts due for purchase of business                                   734               2,134
            Income taxes payable                                                     0               2,820
            Unearned revenue                                                     1,483                 149
            Floor plan and revolving line of                                    95,408              68,558
            credit
            Current portion of notes payable and other short-term                4,954                 989
            obligations
                                                                          -------------    ----------------
              Total current liabilities                                        113,088              81,442

      Notes payable, less current portion                                        8,590               6,897

      Stockholders' equity
              Serial Preferred stock, $.01 par value, 1,000,000 shares
                      authorized, no shares outstanding
            Common Stock, $.01 par value, 50,000,000 authorized,
                 4,414,027 and 4,326,022 issued and outstanding at
                 June 30, 2000 and September 30, 1999, respectively                 44                  43
            Paid-in capital                                                     15,523              14,402
            Retained earnings                                                   25,358              23,147
                                                                          -------------    ----------------
              Total stockholders' equity                                        40,925              37,592

                                                                          -------------    ----------------
              Total liabilities and stockholders' equity                      $162,603            $125,931
                                                                          =============    ================


            See notes to condensed consolidated financial statements


Travis Boats & Motors, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (in thousands, except share data and stores open)

                                                           Three months ended              Nine months ended
                                                                 June 30,                       June 30,

                                                           2000           1999            2000           1999
                                                         -------------------------      -------------------------
Net sales............................................    $82,872        $74,890         $163,884       $130,952
Cost of goods sold...................................     62,062         55,981          122,264         97,743
                                                       -----------    ----------      -----------    ----------

Gross profit.........................................     20,810         18,909           41,620         33,209

Selling, general and administrative..................     12,942         10,129           31,160         21,886
Depreciation and amortization........................        692            578            1,945          1,397
                                                       -----------    ----------      -----------    ----------
                                                          13,634         10,707           33,105         23,283

Operating income.....................................      7,176          8,202            8,515          9,926
Interest expense.....................................     (1,902)        (1,170)          (5,044)        (2,673)
Other income, net....................................          1              5               18             64
                                                       -----------    ----------      -----------    ----------

Income before income taxes...........................      5,275          7,037            3,489          7,317
Provision for income taxes...........................      1,932          2,578            1,278          2,681
                                                       -----------    ----------      -----------    ----------

Net Income...........................................     $3,343         $4,459           $2,211         $4,636
                                                       ===========    ==========      ===========    ==========

Basic Earnings Per Share.............................      $0.76          $1.04            $0.50          $1.08
Diluted Earnings Per Share...........................      $0.75          $1.01            $0.50          $1.05

Weighted average common shares outstanding...........  4,413,983      4,289,907        4,400,749      4,287,832
Weighted average dilutive common shares outstanding..  4,450,618      4,401,707        4,462,516      4,414,624

Stores open at end of period.........................         39             37               39             37
                                                       ===========    ==========      ===========    ==========

            See notes to condensed consolidated financial statements



Travis Boats & Motors, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flow
(in thousands)

                                                                                            Nine months ended
                                                                                                June 30,

                                                                                         2000                1999
                                                                                   ----------------------------------
Operating activities:
Net Income                                                                              $2,211             $4,636
Adjustments to reconcile net income to net cash used in
  Operating activities:
      Depreciation..............................................................         1,158                945
      Amortization..............................................................           787                452
      Changes in operating assets and liabilities
             Accounts receivable................................................        (9,511)           (11,313)
             Prepaid expenses...................................................           (33)              (253)
             Inventories........................................................       (21,078)           (24,286)
             Other assets.......................................................          (414)              (146)
             Accounts payable...................................................         4,142                963
             Accrued liabilities................................................          (425)               (39)
             Income tax benefit.................................................        (3,049)             1,916
             Unearned revenue...................................................         1,334                145

                                                                                   --------------     ---------------
      Net Cash used in operating activities.....................................       (24,878)           (26,980)

      Investing Activities:
      Purchase of businesses....................................................          (336)            (4,383)
      Purchase of property and equipment........................................        (3,813)            (4,008)

                                                                                   --------------     ---------------
      Net cash used in investing activities                                             (4,149)            (8,391)

      Financing activities:
      Net increase in notes payable and other short term obligations............        32,508             38,518
      Sale of common stock......................................................            22                 61

                                                                                   --------------     ---------------
      Net cash provided by financing activities.................................        32,530             38,579
      Change in cash and cash equivalents.......................................         3,503              3,208
      Cash and cash equivalents, beginning of period............................         4,125              4,618

                                                                                   --------------     ---------------
      Cash and cash equivalents, end of period..................................        $7,628             $7,826
                                                                                   ==============     ===============

            See notes to condensed consolidated financial statements

                                  JUNE 30, 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared from the records of Travis Boats & Motors, Inc. and subsidiaries (collectively, the Company) without audit. In the opinion of management, such financial statements include all adjustments (consisting of only recurring adjustments) necessary to present fairly the financial position at June 30, 2000; and the interim results of operations and cash flows for the three and nine month periods ended June 30, 2000 and 1999. The condensed consolidated balance sheet at September 30, 1999, presented herein, has been prepared from the audited consolidated financial statements of the Company for the fiscal year then ended.

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

The results of operations for the three and nine month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 - EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:


                                         Three Months Ended                  Nine Months Ended
                                              June 30                             June 30
                                       2000              1999            2000               1999
                                       ----              ----            ----               ----
Numerator:
         Net income                 $3,343,000         $4,459,000      $2,211,000       $4,636,000
Denominator:
         Denominator for basic
         earnings per share -
         weighted avg. shares        4,413,983          4,289,907       4,400,749        4,287,832

Effect of dilutive securities:
         Employee stock options         36,635            111,800          61,767          126,792

                                    ---------------------------------------------------------------

Denominator for diluted earnings
         per share - adjusted
         weighted average shares
         and assumed conversions     4,450,618          4,401,707       4,462,516        4,414,624

Basic earnings per share                  $.76              $1.04            $.50            $1.08

                                    ---------------------------------------------------------------

Diluted earnings per share                $.75              $1.01            $.50            $1.05
                                    ---------------------------------------------------------------

As of June 30, 2000, the Company had issued and outstanding incentive stock options to certain officers and employees totaling 310,366 shares which had a strike price exceeding the closing price of the Company's common stock on such date. The 310,366 option shares have a weighted average strike price of $11.08 and a weighted average outstanding remaining life of 8.18 years.

The Company's unaudited consolidated results of operations assuming all acquisitions accounted for under the purchase method of accounting had occurred on October 1, 1998 are as follows for the three and six months ended June 30, 1999, respectively:


                                    3 Mos. 6/30/99   9 Mos. 6/30/99
                                    --------------   --------------

Net Sales                             $82,015,000      $158,142,000
Net Income                            $ 4,780,000      $  5,316,000
Diluted earnings per share                  $1.09            $1.20



The unaudited pro forma results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what results of operations would have been had the Company owned and operated the business as of October 1, 1998.

NOTE 3 - ACQUISITIONS

The Company has not completed any acquisitions during the three month or nine month period ended June 30, 2000, respectively.

NOTE 4 - COMPREHENSIVE INCOMEFor the quarter and the nine month period ended June 30, 2000, respectively, Comprehensive Income equaled Net Income. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

History
-------

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

Results of Operations
---------------------

Quarter Ended, June 30, 2000 Compared to the Quarter Ended, June 30, 1999 and Nine Months Ended, June 30, 2000 Compared to the Nine Months Ended, June 30, 1999.

         Net sales. Net sales increased by 10.7% to approximately $82.9 million in the third quarter of fiscal 2000 from $74.9 million in the third quarter of fiscal 1999. For the nine months ended, June 30, 2000, net sales increased by 25.2% to $163.9 million from $131.0 million during the same period of the prior year. The sales increase for the fiscal 2000 periods was primary due to twelve store locations acquired in fiscal 1999, two de novo stores opened in fiscal 1999 and two de novo stores opened in fiscal 2000. Comparable store sales for the quarter (27 stores in base) and nine months (18 stores in base) ended June 30 2000 decreased by 4.7% and 0.1%, respectively. Management believes that the comparable store sales decrease was related to poor weather conditions in several markets, higher interest rates and consumers concerns over fluctuations in the stock market.

         Gross profit. Gross profit increased by 10.1% to $20.8 million in the third quarter of fiscal 2000 from $18.9 million in the same quarter of fiscal 1999, while gross profit as a percent of sales remained flat at approximately

25.1% during the same periods. For the nine months ended, June 30, 2000, gross profit increased 25.3% to $41.6 million from $33.2 million in the same period of the prior year, while gross profit as a percent of sales remained flat at approximately 25.4% during the same periods. Exclusive of a non-recurring charge for the establishment of $580,000 pre-tax inventory valuation reserve related to a single store location in the Company's south Florida region, gross profit as a percent of sales increased to 25.8% and 25.7% for the quarter and nine months ended June 30, 2000. This improved gross profit margin, exclusive of the non-recurring charge, was attributed to an improvement in margins related to new boats and parts.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased by 27.8% to $12.9 million in third quarter of fiscal 2000 from $10.1 million for the third quarter of fiscal 1999. Selling, general and administrative expenses as a percent of net sales increased to 15.6% in the third quarter of fiscal 2000 from 13.5% for the third quarter of fiscal 1999. Selling, general and administrative expenses were $31.2 million, or 19.0% as a percentage of net sales, for the nine months ended June 30, 2000, versus $21.9 million, or 16.7% as a percentage of net sales in the same period of the prior fiscal year

In terms of both actual dollars and as a percentage of net sales, the increase in selling, general and administrative expenses was primarily attributable to increased expenses associated with the operation of a larger store network, growth in the corporate-office staffing infrastructure, WAN data line charges, health insurance costs, store lease expenses and advertising expenditures.

         Depreciation and amortization expenses. Depreciation and amortization expenses increased by 19.7% to $692,000 in the third quarter of fiscal 2000 from $578,000 for the third quarter of fiscal 1999. Depreciation and amortization expenses as a percent of net sales increased to 0.84% in the third quarter of fiscal 2000 from 0.77% for the third quarter of fiscal 1999. Depreciation and amortization expenses, as a percentage of net sales, increased to 1.2% for the nine months ended June 30, 2000, versus 1.1% in the same period of the prior fiscal year.

Depreciation and amortization expenses increased as a percentage of net sales in the quarter and for the nine months ended, June 30, 2000, primarily as a result of the increased depreciable assets (including buildings, equipment and leasehold improvements) and goodwill/noncompete amortization expenses associated with fourteen store locations acquired or opened in fiscal 1999 and two de novo stores opened in fiscal 2000.

         Interest expense. Interest expense, in actual dollars, increased to $1.9 million in the third quarter of fiscal 2000 from $1.2 million in the third quarter of fiscal 1999, while interest expense as a percent of net sales increased to 2.3% from 1.6% of net sales in the third quarter of both fiscal 2000 and fiscal 1999, respectively. For the nine months ended June 30, 2000, interest expense increased to $5.0 million from $2.7 million in the same period of the prior year and interest expense as a percent of net sales increased to 3.1% from 2.0%. The increase was primarily the result of the additional debt incurred to support inventory requirements for the larger store network and a significant rise in short term interest rates compared to the prior year.

         Net Income. Net income was $3.3 million in the third quarter of fiscal 2000, a decrease of 25.0% from net income of $4.5 million for the third quarter of fiscal 1999. Accordingly, net income, as a percent of net sales, decreased to 4.0% from 6.0% for the third quarter of fiscal 2000 and 1999, respectively. For the nine month period ended, June 30, 2000, the Company reported net income of $2.2 million, a decrease of approximately $2.4 million from the net income of $4.6 million posted in the year earlier period.

Although the Company reported a 10.7% and 25.2% increase in revenues in the quarter and nine month period ended, June 30, 2000 over the same periods of the prior year, and maintained stable to slightly improved gross profit margins within those same periods, net income was negatively impacted by higher operating expenses associated with a larger store network and increased interest expenses resulting from a larger debt burden and an increase in short term interest rates.

Liquidity and Capital Resources
-------------------------------

The Company's short-term cash needs are primarily for working capital to support operations, including inventory requirements, off-season liquidity and store expansion. These short-term cash needs have historically been financed with cash from operations and borrowings under the Company's credit facilities. At June 30, 2000, the Company had working capital of $14.8 million, centered in $96.8 million in inventories, offset by $95.4 million in short-term revolving/floorplan credit lines outstanding. As of June 30, 2000, the aggregate maximum borrowing limits under floor plan and revolving lines of credit were approximately $110.0 million, of which the Company was eligible to borrow approximately $98.1 million pursuant to the Company's borrowing base formulas.

Operating activities used cash of $24.9 million for the first nine months of fiscal 2000 due primarily to the net increases of $21.1 million in inventories and $9.5 million in receivables. Merchandise inventories were $96.8 million and $75.7 million as of June 30, 2000 and September 30, 1999, respectively. This inventory level generally falls to an annual low point during the fourth fiscal quarter. The increased accounts receivable levels reported at June 30, 2000 were primarily the result of contracts in transit generated from the retail sale of a boat. Thus, the contracts in transit are generally due from financial institutions that handle the financing on customer purchases.

The Company used net cash in investing activities of approximately $4.1 million in the first nine months of fiscal 2000 as the Company continued to renovate stores to superstore standards, update certain facilities with its standard superstore trade dress awnings and neon, and continued construction of new superstore facilities in San Antonio (which will replace the existing San Antonio location) and Clearwater, Florida.

Financing activities for the nine months ended, June 30, 2000 provided $32.5 million of cash flows primarily from the net proceeds of borrowings under the Company's credit facilities.

Effective January 31, 2000 the Company terminated and paid-off its $55.0 million line of credit with Bank of America as well as its $47.0 million in floor plan lines of credit with various finance companies. Concurrently with such pay-off's, the Company entered into new revolving line of credit agreements aggregating $110.0 million, with Deutsche Financial Services providing $60.0 million and Transamerica Distribution Finance providing $50.0 million (collectively, the "New Financing"). The New Financing has a three year term and includes both (i) floor plan financing which utilizes subsidies from manufacturers to provide for certain interest free periods each calendar year (usually August through May) and (ii) a revolving credit sub-limit that is governed by borrowing bases applicable to the Company's assets. The New Financing is governed by loan agreements containing various financial covenants concerning, among others, ratios governing tangible net worth, liquidity and leverage. Pricing is at the Company's election of the prime rate ranging from minus 0.75% to minus 1.00% or on a LIBOR based price structure. There is a fee on the unused portion assessed quarterly. As of June 30, 2000, $95.4 million was drawn on the revolving line and the Company could borrow an additional $14.6 million, of which approximately $2.7 million was immediately available for borrowing based upon the revolving line's borrowing formula. As the Company purchases inventory, the amount purchased increases the borrowing base availability and typically the Company makes a determination to borrow depending upon anticipated working capital requirements.

Management believes the Company to be in compliance with all terms and conditions of the loan agreements governing its indebtedness.

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

Date: August 11, 2000      Travis Boats & Motors, Inc.


                           By:   /s/ Michael B. Perrine
                                ----------------------------------------
                                Michael B. Perrine
                                Chief Financial Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)