Form 10-K
period 2000-09-30
TRAVIS BOATS & MOTORS INC
filed 2001-01-24
CIK 1012734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                --
              OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                  For the Fiscal Year Ended September 30, 2000

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes       No    X
                                            ---        ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report on Form 10-K or
any amendment to this Report on Form 10-K.   ________

         The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of December 28, 2000, (based upon the last reported price of $3.00 per share) was approximately $8,940,615 on such date.

         The number of shares of the issuer's Common Stock, par value $.01 per share, outstanding as of December 28, 2000 was 4,381,027, of which 2,980,205 shares were held by non-affiliates.

         Documents Incorporated by Reference: Portions of Registrant's Proxy Statement relating to the 2001 Annual Meeting of Shareholders to be held in February 2001, have been incorporated by reference herein (Part III).


                  TRAVIS BOATS & MOTORS, INC. AND SUBSIDIARIES

                               REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----
PART I .......................................................................................................... 6

   Item 1.  Business..............................................................................................6

   Item 2.  Properties...........................................................................................12

   Item 3.  Legal Proceedings....................................................................................14

   Item 4.  Submission of Matters to a Vote of Security Holders..................................................14

PART II  ........................................................................................................14

   Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.................................14

   Item 6.  Selected Financial Data..............................................................................15

   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations................16

   Item 7A  Quantitative and Qualitative Disclosures About Market Risk...........................................25

   Item 8.  Financial Statements.................................................................................25

   Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................25

PART III ....................................................................................................... 26

   Item 10.  Directors and Executive Officers....................................................................26

   Item 11.  Executive Compensation..............................................................................26

   Item 12.  Security Ownership of Certain Beneficial Owners and Management......................................26

   Item 13.  Certain Relationships and Related Transactions......................................................26

PART IV ........................................................................................................ 26

   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................................26

      Travis Boats & Motors, Inc. and Subsidiaries Consolidated Financial Statements............................F-1
      Report of Independent Auditors............................................................................F-2
      Travis Boats & Motors, Inc. and Subsidiaries Consolidated Balance Sheets..................................F-3
      Travis Boats & Motors, Inc. and Subsidiaries Consolidated Statements of Income............................F-5
      Travis Boats & Motors, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity..............F-6
      Travis Boats & Motors, Inc. and Subsidiaries Consolidated Statements of Cash Flows........................F-7
      Travis Boats & Motors, Inc. and Subsidiaries Consolidated Statements of Cash Flows (continued)............F-8
      Travis Boats & Motors, Inc. and Subsidiaries Notes to Consolidated Financial Statements................F-9-23


                                   Risk Factors

         Some of the information in this Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other "forward-looking" information. We believe it is important to communicate our expectations to people that may be interested. However, unexpected events may arise in the future that we are not able to predict or control. The risk factors that we describe in this section, as well as any other cautionary language in this Report on Form 10-K, give examples of the types of uncertainties that may cause our actual performance to differ materially from the expectations we describe in our forward-looking statements. You should know that if the events described in this section and elsewhere in this Report on Form 10-K occur, they could have a material adverse effect on our business, operating results and financial condition.

         We Depend on Strong Sales in the First Half of the Year. Our business, and the recreational boating industry in general, is very seasonal. Our strongest sales period begins in January, because many boat and recreation shows are held in that month. Strong sales demand continues from January through the summer months. Of our average annual net sales over the last three fiscal years, over 25% occurred in the quarter ending March 31 and over 40% occurred in the quarter ending June 30. With the exception of our store locations in Florida, our sales are generally much lower in the quarter ending December 31. Because the overall sales level in the December quarter are much less than in the months with warmer weather, we generally do not make a profit in the quarter ending December 31. Because of the difference in sales in the warm spring and summer months versus the cold fall and winter months, if our sales in the months of January through June are significantly lower than we expect, we may not earn profits or we may lose money and have a net loss. This experience may lead to a material adverse effect on our business, our operating results and our financial condition. See "Our Sales Depend on Good Weather" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         Our Growth Depends on Our Ability to Acquire and Open New Stores. We have grown primarily through the acquisition of recreational boat dealerships. Our growth strategy involves significant risks. We began with one store in Texas in 1979 and, since then, have opened or acquired 38 new stores in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Oklahoma, Tennessee and Texas. Stores that we acquired or opened since we went public in June of 1996 have accounted for 46.0% of our net sales in fiscal year 1998, 60.2% of our net sales in fiscal year 1999 and 66.6% of our net sales in fiscal year 2000. By comparison, our comparable store sales (which are sales in stores that are open in the same location for two consecutive years) have increased 6.6% in fiscal year 1998, 1.9% in fiscal year 1999 and decreased by 1.1% in fiscal 2000. We expect our comparable store sales to fluctuate from the impact of (i) when and where we acquire new store locations, (ii) the number of store locations that we remodel or relocate to superstores, and (iii) the market conditions in the areas or cities in which our stores are located. Although we expect our existing stores to have sales growth and to remain profitable, most of our sales growth is from newly added store locations and we may not be able to continue to grow or purchase new store locations at the same rapid pace or on terms and conditions favorable to us.

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

         We Completed Installation of a New MIS System in Each of Our Stores, Which May Not Operate Effectively. During the 1999 and 2000 fiscal years, we completed the installation of a new management information system to monitor and manage our geographically dispersed stores. This system is now operational in each of our locations. We believe that our company is among the first to install this management information system on a large scale, fully centralized network architecture. Accordingly, we are testing the continued application of the system in a large scale multiple user network that will accommodate future growth in the number of store locations we operate. Any faults, defects or networking limitations in this system could harm our ability to operate our stores and would result in a significant impact on our business, operating results and financial condition.

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

         We Rely on Two Key Manufacturers for Almost All of our Outboard Motor Purchases and One of the Manufacturers has filed for Voluntary Bankruptcy under Chapter 11. Our success depends to a significant extent on the continued quality and popularity of the products of our manufacturers. We have purchased almost all of our outboard motors from two manufacturers. In fiscal year 1998, we purchased nearly all of the outboard motors we use on our Travis Edition line of recreational boats from Outboard Marine Corporation ("OMC"), which makes Johnson outboard motors. In fiscal years 1999 and 2000 we also purchased outboard motors from Brunswick Corporation, which makes Mercury outboard motors.

         On  December  22,  2000,  OMC filed for relief  with the United  States
Bankruptcy Court under Chapter 11 bankruptcy. The bankruptcy filing has terminated our master agreement under which we purchased outboard motors from OMC, which otherwise would have expired on June 30, 2001. OMC has indicated that it is trying to locate buyers for its assets, but at the date of this Report on Form 10-K, none had been obtained. We have not received notification from the Bankruptcy Court as to any terms of the bankruptcy, including, but not limited to, whether OMC warranty obligations will be honored or when, if at all, production and shipment of outboard engines or parts and accessories for the engines will resume. As of September 30, 2000, we had approximately $6.9 million of OMC outboard engines in stock. If we cannot find alternative sources of outboard engines at similar quality and prices, we would experience inventory shortfalls which, if severe enough, could cause significant disruptions and delays in our sales and, therefore, harm our financial condition. Also, if OMC or we are unable to secure warranty coverage for the outboard engines, we may experience reduced demand for the OMC outboard engines which could cause significant disruptions and delays in our sales and, therefore, harm our financial condition.

         Our agreement with OMC included a provision that OMC would be responsible for and pay interest expense on certain of our outboard motors for the months generally from August through June of each year. OMC also had certain obligations with our lenders that required them to help re-market, or in some cases including if we were insolvent or bankrupt, to repurchase these outboard engines. As of September 30, 2000, we had approximately $3.3 million in qualifying OMC outboard engines that OMC was paying interest expense, on our behalf, directly to our lenders as part of this program. If OMC were to discontinue this program with our lenders it could result in higher interest expense incurred by us or reduce our ability to borrow money against these OMC outboard engines and therefore harm our financial position.

         We also purchase outboard engines from Brunswick Corporation. The purchases of outboard engines from this supplier are made based on the volume price discounts and other terms of a master agreement expiring in June of 2001. The agreement may be canceled, however, if we do not buy certain minimum quantities or if the manufacturer cannot supply the quantity we need. If the agreement were cancelled, modified or not renewed with similar terms, it could result in a material adverse effect on our business, financial condition and results of operations. See "Part I - Operations, Purchasing" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         We  Rely  on  Several Key  Manufacturers  for  Almost All  of  our Boat
Purchases

         We also buy much of our boat inventory from Genmar Industries, Inc., or "Genmar". For example, in fiscal year 1998 we purchased 17.7% of our inventory from Genmar, in fiscal year 1999 we purchased 12.0%, and in fiscal year 2000 we purchased 32.7% from Genmar. The purchases of boats from this supplier are made based on the volume price discounts and other terms of a master agreement expiring in dates ranging from July 2001 to July 2003. In addition, we purchase a large percentage of the annual production of several other boat manufacturers. See "Part I - Operations, Purchasing" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         We May Not Be Able To Respond Effectively To The Significant Competition We Face. We operate in very competitive conditions. We must compete generally with other businesses trying to sell discretionary consumer products and also face intense competition from other recreational boat dealers for customers, quality products, store locations and boat show space. We rely heavily on boat shows to generate sales. If we are limited in or prevented from participating in boat shows in our markets or in markets we are targeting, this limited participation could have a negative effect on our business, financial condition and results of operation.

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

         Our ability to make payments on our indebtedness depends on our ability to generate cash flow in the future. If our cash flow from operations is insufficient to meet our debt service requirements, we could be required to sell additional equity securities, refinance our obligations or dispose of assets in order to meet our debt service requirements. In addition, our credit arrangements generally contain financial and operational covenants and other restrictions with which we must comply. Adequate financing may not be available if and when we need it or may not be available on terms acceptable to us. Our failure to achieve required financial and other covenants or to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our business, financial condition and results of operations and prospects.

         We May Issue Additional Securities That Will Dilute Our Current Shareholders and Impact our Earnings Per Share. If we choose to raise additional equity capital or to finance future acquisitions in whole or in part through the issuance of common stock or debt instruments convertible into our common stock, our existing shareholders would experience dilution and our earnings per share could also be impacted by the issuance of additional shares of capital stock.

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

         When we sell boats we also offer our customers the opportunity to purchase (i) a Service Contract that generally provides up to four years of additional warranty coverage on their boat's motor after the manufacturer's original warranty expires, and (ii) various types of insurance policies that will provide money to pay a customer's boat loan if the customer dies or is physically disabled. We sell these products as a broker for unrelated companies that specialize in these type of issues, and we are paid a fee for each product that we sell. Since we only broker these products on behalf of unrelated third parties, our responsibility and/or financial risk for paying claims or expenses that are eligible to be insured by these Service Contracts or other insurance policies is limited.

         F&I income was 3.8% and 4.3% of our net sales in fiscal years 2000 and 1999, respectively. This arrangement carries several potential risks. For example, the lenders we arrange financing through may decide to lend to our customers directly rather than to work through us. If the customer goes directly to the bank to apply for a loan to purchase their boat we would not receive a fee for referral. Second, the lenders we currently refer customers to may change the amount of fees paid or the criteria they use to make loan decisions, which could reduce the number of customers that we can refer. Also, our customers may use the Internet or other electronic methods to find financing alternatives. If either of these events occur, we would lose a significant portion of our income and profit.

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

         Our Stock Price May be Volatile. The price of our common stock may be highly volatile for several reasons. First, a limited number of shares of our stock are owned by the public. This may effect trading patterns which generally occur when a greater number of shares are traded. Second, the quarterly variations in our operating results, as discussed previously, may result in the increase or decrease of our stock price. Third, independent parties may release information regarding pending legislation, analysts' estimates or general economic or market conditions that effect the price of our stock. Also, our stock price may be effected by the demand and the overall market performance of small capitalization stocks. Any of these situations may have a significant effect on the price of our common stock or our ability to raise additional equity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         If We Issue More Stock, Our Stock Price May Decline. The sale of a large number of shares of our common stock in the public market could have a material adverse effect on the market price of the common stock. As of December 28, 2000, we own or control, together with our officers and directors and large shareholders, approximately 1,400,822 shares of common stock. Our sale of a large portion of these shares may decrease the price of our common stock.

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

PART I

         Some of the information in this Report on Form 10-K, including statements in "Item 1. Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; (3) state other "forward-looking" information. We believe it is important to communicate our expectations to people that may be interested. However, unexpected events may arise in the future that we are not able to predict or control. Among the factors that could cause actual results to differ materially are: general economic conditions, competition and government regulations, as well as the risks and uncertainties discussed in this Report on Form 10-K, and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements. All forward-looking statements in this Report on Form 10-K are expressly qualified in their entirety by the cautionary statements in this paragraph.

Item 1.  Business

         General

         Travis Boats & Motors, Inc. ("Travis Boats", the "Company" or "we") is a leading multi-state superstore retailer of recreational boats, motors, trailers and related marine accessories in the southern United States. Our Company, which currently operates 39 stores under the name Travis Boating Center in Texas, Arkansas, Louisiana, Alabama, Tennessee, Mississippi, Florida, Georgia and Oklahoma, seeks to differentiate itself from competitors by providing customers a unique superstore shopping experience that showcases a broad selection of high quality boats, motors, trailers and related marine accessories at firm, clearly posted low prices. Each superstore also offers complete customer service and support, including in-house financing programs and full-service repair facilities staffed by factory-trained mechanics.

         History

         Travis Boats was incorporated as a Texas corporation in 1979. As used herein and unless otherwise required by the context, the terms "Travis Boats", the "Company" and "we" shall mean Travis Boats & Motors, Inc. and its direct and indirect subsidiaries.

         Since its founding in 1979 as a single retail store in Austin, Texas, we have grown both through acquisitions and the opening of new "start-up" store locations. During the 1980s, we expanded into San Antonio, Texas, purchased land and built a new store facility. After this, we purchased additional boat retailers that operated stores in the Texas markets of Midland, Dallas and Abilene. It was during this early period of store growth that we began
developing  the  systems  necessary  to  manage  a  multi-store   operation  and
maximizing our inventory purchases to obtain increased volume discounts. Our success in operating numerous stores and maximizing volume discounts on inventory purchases led to the introduction of our own proprietary Travis Edition packaging concept and our philosophy of clearly posting price signs on each of our boats held for sale. Since 1990, we have opened or acquired 34 additional store locations in the following states: Texas (3), Arkansas (4), Louisiana (4), Alabama (2), Tennessee (5), Mississippi (1), Florida (13), Georgia (1) and Oklahoma (1).

         We sell approximately 75 different types of Travis Edition models of brand-name fishing, water-skiing and general recreational boats, such as family ski boats, off-shore fishing boats, personal watercraft, cabin cruisers and yachts up to approximately 60 feet in length. We also sell motors, trailers, accessories and related equipment. Although we sell pleasure boats at many different retail prices, we attempt to price our product to maintain a consistent gross profit percentage for each of our Travis Edition models. See "Business Strategy - Travis Edition Concept."

         During fiscal 2000, substantially all of the boat units sold range in size from 16 to 25 feet at prices ranging from $7,500 to $25,000.

         We study sales trends from the cities and states where we operate store locations. We use the information from this data to custom design and pre-package combinations of popular brand-name boats, such as Larson, Wellcraft, Scarab, Bayliner, Trophy, Sprint, Sea Ark, Fishmaster and Ranger with outboard motors generally manufactured by Outboard Marine Corporation or Brunswick Corporation, along with trailers and numerous accessories, under our own proprietary Travis Edition label. These signature Travis Edition packages, which account for the vast majority of total new boat sales, have been designed and developed in coordination with the manufacturers and often include distinguishing features and accessories that have historically been unavailable to, or listed as optional by, many competitors. We also sell yachts, such as Carver, Martinique, Cruisers and Luhrs that range in length from 25 feet to over 50 feet. By providing many different types of boats with many types of standard features, we attempt to offer the customer an exceptional boat at a competitive price that is ready for immediate use and enjoyment.

         We believe that our Company offers a selection of boat, motor and trailer packages that fall within the price range of the majority of all boats, motors and trailers sold in the United States. Our product line generally consists of boat packages priced from $7,500 to $45,000 with approximate even distribution within this price range. While our sales have historically been concentrated on boats with retail sales prices below $25,000, we believe that as the Company continues to operate in Florida and enters other markets along the Gulf of Mexico or other new coastal areas, that the number of off-shore fishing boats, cabin cruisers and yachts will continue to increase as a percentage of our net sales. Our management believes that by combining flexible financing arrangements with many types of boats having broad price ranges, that we are able to offer boat packages to customers with different purchasing budgets and varying income levels.

         Business Strategy

         We have developed a multi-state, chain superstore strategy to merchandise a wide selection of recreational boats and accessories . Our objective is to continue to grow as one of the dominant retailers of recreational boats, motors, trailers and marine accessories in the southern United States. Therefore, our strategy includes increasing the number and size of our store locations in the southern United States while also maintaining a focus on possible cities in other regions to which we may desire to expand. Our merchandising strategy is based on offering customers a comprehensive selection of quality, brand name boats and boating products in a comfortable superstore environment. We intend to continue to build brand identity by placing our Travis Edition name on the many types of boating packages that we sell. We also use advertising , open houses and other types of marketing events to increase our name recognition and our market share. Our business operations emphasize the following key elements of our business strategy:

         Travis Boating Center superstore. Travis Boating Center superstores have a distinctive and stylish trade dress accented with deep blue awnings, a nautical neon building decoration, expansive glass storefronts and brightly lit interiors. The stores range in size from approximately 2,000 (temporary store locations) to over 33,000 square feet and management estimates the average store size at approximately 21,000 square feet. The superstore locations present customers with a broad array of boats and often over 9,000 parts and accessories in a clean, well-stocked, air-conditioned shopping environment. All boats are typically displayed fully rigged with motor, trailer and a complete accessory package allowing for the customer's immediate use and enjoyment. Professionally-trained mechanics operate service bays, providing customers with complete maintenance and repair services.

         Travis Edition concept. We gather and use extensive market research, combined with the design resources of our manufacturers, to develop custom Travis Edition boating packages. Our significant purchasing power and consequent ability to coordinate designs with manufacturers has enabled us to obtain products directly from the factory at low prices, along with favorable delivery schedules and with distinguishing features and accessories that have historically been unavailable to, or listed for sale as options requiring additional charges by many competitors. At our store locations we often also add certain additional features after receipt of the product to enhance our Travis Edition packages. Each Travis Edition is a complete, full-feature package, including the boat, motor, trailer and numerous additional accessories and design features often not found on competitors' products, thus providing customers with superior value. These features often may include enhanced styling such as additional exterior colors, complete instrumentation in dashboards, transoms warranted for life, canopy tops, trolling motors, upgraded interiors with stereos, wood grain dashboards, in-dash depth finders, stainless steel motor propellers and enhanced hull design not available on other models. Each of our Travis Edition boats is generally identified by the Company's attractive private label logo as well as the respective manufacturer's logo.

         Unlike most recreational boat dealers, we place firm sales prices on each of our Travis Edition packages and generally maintain that same price for the entire season. Prices are advertised and clearly posted on each of our boats so that the customer receives the same price at any Travis Boating Center. This selling philosophy is designed to reduce customer anxiety associated with bargaining or negotiation and to offer our customer's prices at or below prices that they generally might receive from competitors. We believe this pricing strategy and low-pressure sales style provides the customer with the comfort and confidence of having received a better boat with more features at a lower price than may have been obtained through negotiations at competitive stores. Our management believes, this approach has promoted good customer relationships and enhanced our reputation in the industry as a leading provider of quality and value.

         Acquisitions. We completed various acquisitions during fiscal 1999 and 1998. We did not have any acquisitions in fiscal 2000. All of the acquisitions were asset purchases (except for Shelby Marine, which was a stock purchase) and have been accounted for using the purchase method of accounting. The operating results of the companies acquired have been included in the consolidated financial statements from the respective date of acquisition. In the acquisitions we purchased selected assets which generally included boat, motor and trailer inventory, parts and accessories inventory and to a lesser extent, property and equipment. A summary of our acquisitions during fiscal 1999 and 1998 follows (in thousands):



                                                                Non-compete
                             Date of     Purchase   Tangible    Agreements     Cash  Liabilities      Notes    Stock
     Name of Company       Acquisition     Price   Net Assets  and Goodwill    Paid    Assumed       Issued   Issued
     ---------------       -----------   --------  ----------  -------------   ----  -----------     ------   ------
Fiscal 1999
-----------
Amlin, Inc. dba Magic         01/99       $1,639    $6,019         $1,090    $1,639    $5,470        $---   $  ---
Marine
Sportsman's Haven             01/99        1,748     2,624            514     1,098     1,390         650      ---
Pier 68 Marina                02/99          738     2,218            562       408     2,043         329      ---
DSA Marine Sales &            04/99        2,147     4,798          1,597     2,147     4,248         ---      ---
Service dba The Boatworks
Shelby Marine, Inc.           06/99        1,334     3,426          1,050       809     3,142         ---      525
The New 3 Seas, Inc.          09/99        1,103     1,419          1,100       ---     1,416         ---    1,100

Fiscal 1998
-----------
Southeastern Marine            11/97       1,730    $1,390         $  280    $1,606    $  ---        $124   $  ---
Worthen Marine                 12/97         287       142            145       287       ---         ---      ---
HnR Marine                     04/98         359       359            -0-       359       ---         ---      ---
Moore's Marine                 05/98         777       376            401       777       ---         ---      ---
Rodgers Marine                 09/98         677     2,093            350       327     1,766         ---      350


         Boat Show Participation. We also participate in numerous boat shows, typically held in January through March, in each of the markets that we operate store locations and in additional certain market areas of close proximity. These shows are normally held at convention centers, with all area dealers purchasing space to display their respective product offerings. We believe that Boat shows and other offsite promotions generate a significant amount of interest in our Travis Edition products and often have an immediate impact on sales at a nominal incremental cost. Although total boat show sales are difficult to assess, management attributes a significant portion of the second fiscal quarter's net sales to such shows.

         F&I Products. In addition to our Travis Edition boat packages, we offer our customers the ability to purchase extended service contracts and insurance coverages, including credit life and accident/disability coverages (collectively "F&I Products"). The extended service contracts provide customers with coverage for mechanical engine breakdown for a period (usually 36 or 48 months) beginning after the stated warranty term of the original manufacturer expires. The insurance coverages provide the customer with funds to repay a portion or all of their boat loan in the event of death, disability or other covered event.

         Since we have business relationships with numerous financial lenders we also offer to assist our customers in obtaining financing for their boat purchase. If the customer purchases F&I Products or utilizes financing we have helped arrange, we earn commissions based upon our total volume of sales or the amount of mark-up we charge over the cost of the products. F&I Products account for a substantial portion of the our income, the most significant component of which is the income resulting from our assisting customers in obtaining financing for their purchases. Each of the F&I Products and the financial assistance is done on behalf of unrelated third parties which generally include large financial institutions and insurance companies.

         Operations

         Purchasing. It is our belief that we are among the largest volume buyers of outboard motors in the United States. Until fiscal year 1999, we purchased substantially all of our outboard motors from Outboard Marine Corporation ("OMC"), which is the manufacturer of Johnson and Evinrude outboard motors. Beginning with the 1999 fiscal year, we chose to decrease our reliance on OMC and to further diversify the selection of outboard motors offered for sale on our Travis Edition boats. Accordingly, we entered into an agreement to purchase Mercury outboard motors from Brunswick Corporation ("Brunswick"). We are also among the largest domestic volume buyer of boats from many of the boat manufacturers that we represent. As a result, we have built close relationships with our manufacturers. Our relationships have allowed us to have substantial input into the design process for the new boats that are introduced in our markets each year by these manufacturers. This design input and coordination with our manufacturers is a primary factor in the pricing, selection and types of the Travis Edition boating packages that we offer for sale in our store locations.

         We typically deal with each of our manufacturers pursuant to a non-exclusive dealer agreement. These dealer agreements are usually for one (1) year in term and they typically do not contain any contractual provisions concerning product pricing or purchasing levels. The wholesale prices charged to us by our manufacturers are generally set each year for the entire model year (usually summer to summer), but may be changed at the manufacturer's sole discretion. Unlike most of our other dealer agreements, we have a multi-year term agreement expiring in June, 2001 with Brunswick to purchase outboard motors, and we have agreements expiring in dates ranging from July 2001 to July 2003 with Genmar Industries, Inc. ("Genmar") to purchase boats. The current agreements with these manufacturers include volume discounts from the then prevailing dealer net price over the entire term of each respective agreement. Although these dealer agreements have multi-year terms, each agreement generally may be canceled by either party for various reasons including our failure to purchase a certain amount of product or the failure by the manufacturer to provide a certain amount of product that we desire to purchase.

         Approximately 32.7% and 12% of our net purchases in fiscal years 2000 and 1999, respectively, were products manufactured by boat manufacturers owned by Genmar. The increase in purchases from Genmar was primarily related to the additional store locations that we opened or acquired in Florida which sell Genmar's Wellcraft and Carver products. Other Genmar boat lines that we purchase include the brands Larson, AquaSport, Scarab, Logic, and Ranger. OMC supplied products that represented approximately $17.0 million, or 10.8%, and $13.3 million, or 14.0%, of our net purchases during fiscal years 2000 and 1999, respectively. Brunswick supplied Mercury outboard motors that represented approximately $17.6 million, or 11.2% and $20.3 million, or 21.4%, of our net purchases during fiscal years 2000 and 1999, respectively. The reductions in purchases of outboard motors from OMC and Mercury have been the result of our arranging just in time deliveries of outboard motors in an effort to lower overall inventory levels and decrease the number of days on hand that inventory is held.

         The Company's right to display, advertise or sell some product lines in certain markets, including the Internet, may be restricted by arrangements with certain manufacturers. (See Risk Factors - We Rely on Two Key Manufacturers for Almost All of our Outboard Motor Purchases and One of the Manufacturers has filed for Voluntary Bankruptcy under Chapter 11).

         Floor plan and other short term financing. We purchase most of our inventory by borrowing money from floor plan and other financing agreements. The seasonal nature of the recreational boating industry impacts the production schedules of the manufacturer's that produce marine products. During the fall and winter months, retail sales of recreational boats diminish significantly as compared to sales during the warm spring and summer months. To provide recreational boating retailers, such as Travis Boats, extra incentive to purchase boating products in the "off-season," manufacturer's typically offer product for sale at a price that includes an interest subsidy. Since retail boat dealers typically utilize floor plan financing to provide working capital to purchase inventory, the interest subsidy is intended to assist the retail dealer in stocking the product until the selling season. The terms of the interest subsidy or assistance vary by manufacturer, with virtually all manufacturers in the marine industry offering such programs. Management believes that the types of financing arrangements we utilize are standard within the industry. As of September 30, 2000, the Company and its subsidiaries owed an aggregate of approximately $73.3 million to our lenders for our floor plan and other short term financing agreements.

         Competition. We operate in a highly competitive environment. In addition to facing competition generally from many other businesses seeking to attract discretionary spending dollars, the recreational boat industry itself is highly fragmented, resulting in intense competition for customers, access to quality products, access to boat show space in new markets and access to suitable store locations. Our Company relies heavily on boat shows to generate sales. If, for any reason, we were unable to participate in boat shows in our existing or targeted markets, it could have a material adverse effect on our business, financial condition and results of operations.

         Our primary competition is from boat dealers operating a single location or several locations in a single state and, to a lesser degree, with national specialty marine stores, catalog retailers, sporting goods stores and mass merchants, particularly with respect to parts and accessories. Dealer competition, which includes one other publicly traded multi-state retailer of recreational boats, continues to increase based on the quality of available products, the price and value of the products and heightened attention levels to customer service. There is significant competition both within markets currently being served by the Company and in new markets into which we plan to enter. While we generally compete in each of our markets with retailers of brands of boats not sold by the Company in that market, it is common for other competitive retailers to sell the same brands of outboard motors. Management believes that a trend in the industry is for independent dealers to attempt to form alliances or buyer's groups, for manufacturers to include more features as standard equipment on boats and consequently, and for competitive dealers to offer packages comparable to those that we offer as our Travis Edition lines. In addition, several of our competitors, especially those selling boating accessories, are large national or regional chains that may have substantially greater financial, marketing and other resources than we may deploy. There can be no assurance that we will be able to compete successfully in the retail marine industry in the future.

         Impact of Environmental and Other Regulatory Issues. On October 31, 1994, the U.S. Environmental Protection Agency ("EPA") announced proposed emissions regulations for outboard marine motors. The proposed regulations would require a 75% average reduction in hydrocarbon emissions for outboard motors and set standards for carbon monoxide and nitrogen oxide emissions as well. Under the proposed regulations, manufacturers began phasing in low emission models in 1998 and had approximately nine years to achieve full compliance. Certain states, such as California, are proposing and adopting legislation that would require low emission outboards and other engines on certain bodies of water or more aggressive phase-in schedules than the EPA. Based on these regulations and public demand for cleaner burning motors, our primary outboard motor suppliers, Outboard Marine Corporation ("OMC") and Brunswick each have begun the phase-in process for the new EPA compliant outboard motors. However, in fiscal 2000 and 1999, we only purchased minimal quantities of the new EPA compliant outboard motors as a result of a lack of supply of the new product since these manufacturers are still in the initial stages of the new product's release. The boat models we sold with the new EPA compliant outboards in fiscal 2000 and 1999 generally were priced approximately $2,000 higher than those with traditional outboard motors. Management anticipates retail prices to generally be from $500 to $1,500 higher for the new EPA compliant outboards depending on the motor's horsepower. Management, based upon discussions with OMC and Brunswick, believes that the higher retail costs will be offset by enhanced fuel efficiency and acceleration speed, as well as reduced maintenance costs of the new EPA compliant outboard motors. Costs of comparable new models, if materially more expensive than previous models, or the manufacturer's inability to deliver responsive, fuel efficient outboard motors that comply with EPA requirements, could have a material adverse effect on our business, financial condition and results of operations.

         In the ordinary course of our business, we are required to dispose of certain waste products that are regulated by state or federal agencies. These products include waste motor oil, tires, batteries and certain paints. It is our policy to use appropriately licensed waste disposal firms to handle this refuse. If there were improper disposal of these products, it could result in us facing potential liability, fees, fines or other penalties. Although we do not own or operate any underground petroleum storage tanks, we currently lease several properties containing above-ground tanks, which are subject to registration, testing and governmental regulation.

         Additionally, certain states have required or are considering requiring a license in order to operate a recreational boat or personal watercraft. While such licensing requirements are not expected to be unduly restrictive, regulations may discourage potential first-time buyers, thereby limiting future sales, which could have a material adverse effect on our business, financial condition and results of operations.

         Trademarks and service marks. We have received a registered federal trademark for our corporate logo, which includes the name Travis Boating Center. We also have trademark applications pending with the U.S. Patent and Trademark Office for the names "Travis Edition" and for the overall appearance and trade dress of our Travis Boating Center superstore. There can be no assurance that any of these applications will be granted. However, based on a number of years of use, we believe that we have certain common law rights to these marks at least in our current market areas. Notwithstanding the foregoing, we have entered into an agreement with a marine dealership operating in Knoxville, Tennessee not to use the names "Travis," "Travis Boating Center" or "Travis Edition" in certain types of uses or situations within Knoxville, Tennessee and a 50 mile radius therefrom.

         Web    site.    We    operate    a   Web    site    under    the   name
"travisboatingcenter.com"   and   own  the  URL  for   this   name,   the   name
"boatorder.com" and numerous derivations of these names.

         Employees. As of September 30, 2000, our staff consisted of 701 employees, 665 of whom are full time. The full-time employees include 39 in store level management and 48 in corporate administration and management. The Company is not a party to any collective bargaining agreements and is not aware of any efforts to unionize its employees. We consider the relations with our employees to be good.

Item 2.           Properties

         We lease our corporate offices which are located at 5000 Plaza on the Lake, Suite 250, Austin, Texas. We also own numerous other Travis Boating Center locations. The remaining facilities are leased under leases with original lease terms generally ranging from five to ten years with additional multi-year renewal options. Our leases typically call for payment of a fixed rent and in most of the leases we are also responsible for the payment of real estate taxes, insurance, repairs and maintenance.


         The chart below reflects the status and approximate size of the various
Travis Boating Center locations operated as of December 28, 2000.

                                          Building
                                           Square      Land        Owned or          Year of Market
             Location                     Footage*    Acreage*      Leased                Entry
             --------                     --------    --------     --------          --------------
Austin, Texas(1)..................        20,000       3.5           Owned                1979
San Antonio, Texas(1).............        34,500       6.5           Owned                1999
Midland, Texas(1).................        18,750       3.8           Owned                1982
Dallas, Texas(1)..................        20,000       4.2           Owned                1983
Abilene, Texas(2).................        24,250       3.7           Owned                1989
Houston, Texas(2).................        15,100       3.0          Leased                1991
Baton Rouge, Louisiana(2).........        33,200       7.5           Owned                1992
Beaumont, Texas(2)................        25,500       6.5           Owned                1994
Arlington, Texas(2)...............        31,000       6.0          Leased                1995
Heber Springs, Arkansas(2)........        26,000       9.0          Leased                1995
Hot Springs, Arkansas(2)..........        20,510       3.0           Owned                1995
New Iberia, Louisiana(4)..........        24,000       3.3          Leased                1995
Florence, Alabama(2)..............        22,500       6.0          Leased                1996
Huntsville, Alabama(3)............         2,000       3.0          Leased                1996
Winchester, Tennessee(2)..........        28,000       3.5          Leased                1996
St. Rose, Louisiana(2)............        30,000       3.5          Leased                1997
Pascagoula, Mississippi(2)........        28,000       4.1           Owned                1997
Key Largo, Florida(4).............         3,000       4.2           Owned                1997
Key Largo, Florida(4).............         3,000       2.4           Owned                1999
Ft. Walton Beach Fl. - Sales(4)...         7,000       2.9          Leased                1997
Ft. Walton Beach Fl. - Sales(4)...         7,000       2.9          Leased                1999
Ft. Walton Beach Fl.- Service(4)..         7,500       2.0          Leased                1997
Hendersonville, Tennessee(2)......        31,320       3.6          Leased                1997
Gwinnett, Georgia (1).............        25,000       5.0           Owned                1997
Claremore, Oklahoma (4)...........        15,000       2.0           Owned                1998
Bossier City, Louisiana(2)........        30,000       8.6           Owned                1998
Knoxville, Tennessee(2)...........        30,000       6.5          Leased                1998
Little Rock, Arkansas(4)..........        16,400       3.0           Owned                1999
Pine Bluff, Arkansas(4)...........        16,812       2.91         Leased                1999
Longwood, Florida(4)..............        10,000       3.1          Leased                1999
Clearwater, Florida(2)............        21,000       5.0           Owned                1999
Clearwater, Florida(4)............         9,000       3.7          Leased                1999
Jacksonville, Florida(4)..........         8,000       1.5          Leased                1999
Miami, Florida(3).................        12,000       1.0          Leased                1999
Bradenton, Florida(4).............        20,000       5.0          Leased                1999
Englewood, Florida(4).............         3,000       4.5          Leased                1999
Memphis, Tennessee(2).............        24,000       4.3          Leased                1999
Pickwick Dam, Tennessee(2)........        48,000       5.0          Leased                1999
Ft. Myers, Florida(4).............         6,000       4.0          Leased                1999
Stuart, Florida(2)................        29,000       4.0          Leased                2000
Pompano, Florida(4)...............         6,000       1.0          Leased                2000

--------------------------
*  Square footage and acreage are approximate.
(1)       Newly constructed store.
(2)       Facility acquired/leased and converted to superstore.
(3)       Temporary facility. To be relocated.
(4)       Acquired/leased facility

Item 3.           Legal Proceedings

         The Company is not a party to any material legal proceedings. We are, however, involved in various legal proceedings arising out of our operations in the ordinary course of business. We believe that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition or results of operations.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended September 30, 2000.

PART II

Item 5.           Market for Registrant's Common Stock and Related Stockholder
                  Matters

         Our common  stock  trades on the Nasdaq  Stock Market under the symbol:
TRVS. As of December 28, 2000, we believe our shares are beneficially owned by more than 400 shareholders. On December 28, 2000, the last reported sales price of the common stock on the NASDAQ National Market System was $3.00 per share.

         The following table sets forth for the period indicated, on a per share basis, the range of high and low sales prices for our common stock during fiscal years 2000 and 1999 as quoted by the NASDAQ. These price quotations reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions:


                                     Fiscal 2000 Sales Price               Fiscal 1999 Sales Price
                                     -----------------------               -----------------------
        Quarter Ended              High         Low        Ending       High         Low        Ending
        -------------              ----         ---        ------       ----         ---        ------

December 31....................  $12.00        $8.75       $12.00      $20.50       $12.25      $20.50
March 31.......................  $13.50        $9.375      $13.25      $23.00       $16.50      $18.00
June 30........................  $12.6875      $5.125      $ 5.50      $18.00       $14.00      $14.50
September 30...................  $ 5.5625      $3.50       $ 3.6875    $16.25       $ 9.625     $ 9.625


         We have never declared or paid cash dividends on our Common Stock and presently have no plans to do so. Any change in our dividend policy will be at the sole discretion of the Board of Directors and will depend on our profitability, financial condition, capital needs, future loan covenants, general economic conditions, future prospects and other factors deemed relevant by the Board of Directors. We currently intend to retain earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Certain covenants contained in our loan agreements also effectively restrict the payment of any dividends without the lender's prior consent.

Item 6.           Selected Financial Data

         The following selected consolidated financial information should be read in conjunction with and is qualified in its entirety by reference to the consolidated financial statements of the Company and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Report on Form 10-K:


                                                   FISCAL YEAR ENDED SEPTEMBER 30,

                                           1996(1)(5)   1997(1)(5)    1998(1)(5)    1999(1)(5)   2000(1)(5)
                                           ----------   ----------    ----------    ----------   ----------
                                              (in thousands, except store, per store and per share data)
Consolidated Statement of
  Operations Data:
  Net sales..........................      $  64,555    $  91,309     $  131,740    $  182,259   $  217,718
  Gross profit.......................         16,483       23,955         34,901        46,634       53,309
  Selling, general and
     Administrative expense..........         10,857       15,562         22,630        30,978       42,326
  Operating income...................          5,061        7,480         11,011        13,689        8,338
  Interest expense...................          1,289        1,354          2,310         3,808        6,848
  Net income.........................          2,383        3,982          5,563         6,573          897
  Basic earnings per share...........      $    0.78    $    0.96     $     1.31    $     1.53   $      .20
  Diluted earnings per share.........      $    0.78    $    0.94     $     1.26    $     1.49   $      .20
  Weighted avg. common
     shares outstanding - basic......          3,043        4,137          4,250         4,291        4,403
  Weighted avg. common
     shares outstanding - diluted....          3,043        4,252          4,417         4,409        4,446
Store Data:
  Stores open at period end..........             12           19             24            38           39
  Average sales per store(2).........      $   5,617    $   5,775     $    6,383    $    6,055   $    5,630
Percentage increase (decrease) in
  comparable store sales(3)..........            4.3%         5.7%           6.6%          1.9%        (1.1%)





                                                                      SEPTEMBER 30,
                                                1996        1997         1998          1999         2000
                                                ----        ----         ----           ----         ----
                                                                        (In Thousands)
Consolidated Balance Sheet Data:
  Cash and cash equivalents............       $ 1,533      $ 5,816     $ 4,618       $  4,125     $  2,971
  Working capital(4)...................        15,263       14,806      16,392         12,117       10,948
  Total assets.........................        31,350       59,121      69,116        125,931      129,647
  Short-term debt, including current
    maturities of notes payable........         4,661       21,447      26,105         69,547       77,895
  Notes payable less current maturities.        4,334        5,145       4,980          6,897        6,015
  Stockholders' equity.................        18,598       24,058      30,433         37,592       39,552


(1) The Consolidated Statement of Operations Data and the Consolidated Balance Sheet Data for the fiscal years ended September 30, 1996, 1997, 1998, 1999 and 2000 has been derived from the audited consolidated financial statements of the Company. Store data has been derived from the Company's internal operating statements.
(2)  Includes only those stores open for the entire preceding 12-month period.
(3) New stores or upgraded facilities are included in the comparable store base at the beginning of the store's thirteenth complete month of operations.
(4) Included in the current liabilities, which reduce working capital, are balloon payments due pursuant to the terms of two real estate loans, with one payment of approximately $3.0 million due in November, 2000 and one payment of $597,000 due in June, 2001 (see Subsequent Events in the consolidated financial statements of the Company and notes thereto included elsewhere in this Report on Form 10-K).
(5) Includes the operations of acquired store locations from each respective date of acquisition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


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

         Overview

         The following discussion compares fiscal years 2000 and 1999 and fiscal years 1999 and 1998, which reflects the inclusion of the audited consolidated financial statements for the fiscal years ended September 30, 2000, 1999 and 1998, respectively. The results of the acquisitions listed in the chart below, from their respective dates of acquisition, are included in the discussion below of the fiscal year in which such acquisition occurred. There were no acquisitions in fiscal 2000.


         A summary of the Company's acquisitions follows (in thousands):

                                                   Tangible   Non-compete
                              Date of    Purchase     Net     Agreements     Cash   Liabilities  Notes     Stock
     Name of Company        Acquisition    Price    Assets   and Goodwill    Paid     Assumed   Issued    Issued
     ---------------        -----------  --------  --------  ------------    ----   ----------- ------    ------
Fiscal 1999
-----------
Amlin, Inc. dba Magic         01/99        $1,639   $6,019       $1,090      $1,639     $5,470    $ --    $   --
Marine
Sportsman's Haven             01/99         1,748    2,624          514       1,098      1,390     650        --
Pier 68 Marina                02/99           738    2,218          562         408      2,043     329        --
DSA Marine Sales &            04/99         2,147    4,798        1,597       2,147      4,248      --        --
Service dba The Boatworks
Shelby Marine, Inc.           06/99         1,334    3,426        1,050         809      3,142      --       525
The New 3 Seas, Inc.          09/99         1,103    1,419        1,100         -0-      1,416      --     1,100

Fiscal 1998
-----------
Southeastern Marine           11/97        $1,730   $1,390       $  280      $1,606     $   --     $124   $   --
Worthen Marine                12/97           287      142          145         287         --       --       --
HnR Marine                    04/98           359      359           --         359         --       --       --
Moore's Marine                05/98           777      376          401         777         --       --       --
Rodgers Marine                09/98           677    2,093          350         327      1,766       --      350


The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                         FISCAL YEAR ENDED SEPTEMBER 30,

                                       1998           1999         2000
                                       ----           ----         ----
Net sales......................        100.0%         100.0%       100.0%
Costs of goods sold............         73.5           74.4         75.5
                                       -----          -----        -----
Gross profit...................         26.5           25.6         24.5
Selling, general and
   Administrative expenses.....         17.2           17.0         19.4
Operating income...............          8.4            7.5          3.8
Interest expense...............          1.8            2.1          3.1
Other income (expense).........          0.1            0.3          0.0
                                       -----          -----        -----
Income before income taxes.....          6.7            5.7          0.7
Income tax expense.............          2.5            2.1          0.3
                                       -----          -----        -----
Net income.....................          4.2%           3.6%         0.4%
                                       =====          =====        =====

Results of Operations

Fiscal Year Ended September 30, 2000 Compared to the Fiscal Year Ended September 30, 1999

         Net sales. Net sales increased by 19.4% to $217.7 million in fiscal 2000 from $182.3 million in fiscal 1999. The primary component of the increase in net sales during the 2000 fiscal year has been the result of the Ft. Myers store location which was opened in September, 1999 and the two newly opened store locations in Pompano and Stuart, Florida during the 2000 fiscal year. Accordingly, of the increase in net sales of $35.4 million during fiscal 2000, $17.0 million, or 48.0%, is related to these three recent store locations.

         During fiscal 2000, the increase in net sales included incremental revenues related to sales of parts/accessories, service labor and used boats, as a result of newly added or expanded parts/accessory and service departments in various store locations and the increased number of store locations in operation. Parts/accessory sales increased to $18.0 million, or 8.3% of net sales, from $15.6 million, or 8.6% of net sales, in fiscal years 2000 and 1999, respectively. Service labor sales increased to $8.8 million, or 4.0% of net sales, from $6.9 million, or 3.8% of net sales, in fiscal years 2000 and 1999, respectively. Used boat sales increased to $13.9 million, or 6.4% of net sales in fiscal 2000, from $11.1 million, or 6.1% of net sales in fiscal 1999. Included in the used boat sales for fiscal 2000 are approximately $4.1 million in wholesale transactions, some of which were related to the Company's planned reduction in overall inventory levels primarily occurring during the fiscal quarter ended September 30, 2000.

          During fiscal 2000, comparable store sales decreased by 1.1%, or $1.2 million, (18 stores in base) versus an increase of 1.9%, or $1.5 million, (14 stores in base) during fiscal 1999. Management believes that the comparable store sales decrease was related to various factors including poor weather, higher overall interest rates, erratic levels of consumer confidence and the number of stores eligible for inclusion in the comparable store base calculations. The Company relocated or renovated six stores and opened or acquired an additional 15 stores during fiscal years 2000 and 1999 rendering such locations to be excluded from the comparable store base. The Company's planned acquisition strategy and subsequent renovation of stores to superstore standards is expected to continue to negatively impact the number of stores eligible in comparable store base calculations in relationship to the total number of store locations operated. See "Risk Factors--Our Growth Depends on Our Ability to Acquire and Open New Stores." As such, comparable store performance is expected to remain unstable until a greater number of store locations is eligible in the comparable store base calculations and factors potentially influencing consumer demand (such as weather and consumer confidence) trend favorably within our market areas.

         Included within net sales is revenue that the Company earns related to F&I Products. The Company, through relationships with various national and local lenders, is able to place financing for its customers' boating purchases. These lenders allow the Company to "sell" the loan at a rate higher than a minimum rate established by each such lender, and the Company earns fees based on the percentage increase in the loan rate over the lender's minimum rate (the rate "spread"). The Company sells these loans without recourse, except that in certain instances the Company must return the fees earned if the customer repays the loan or defaults in the first 120-180 days. The Company also sells, as a broker, certain types of insurance (property/casualty, credit life, disability) and extended service contracts. The Company may also sell these products at amounts over a minimum established cost and earn income based upon the profit over the minimum established cost.

         Net sales attributable to F&I Products increased by 6.4% to approximately $8.3 million in fiscal 2000 from $7.8 million in fiscal 1999. In fiscal 2000, F&I income as a percentage of net sales decreased to 3.8% from 4.3% in fiscal 1999 due primarily to lower overall yields paid by lenders for originating customer finance contracts and competitive pressures on finance rates (which resulted in lower net spreads achieved in the placement of customer financing). Decreases in the percentage of customers buying these products
(which is referred to as "sell-through"), particularly by purchasers of the larger, more expensive boats and reduced customer demand for certain insurance products have also been limiting factors.

         Gross profit. Gross profit increased by 14.4% to approximately $53.3 million in fiscal 2000 from $46.6 million in fiscal 1999. Gross profit as a percent of sales decreased to 24.5% in fiscal 2000 from 25.6% in fiscal 1999. The Company generally seeks to maintain a gross profit margin of 21% to 23% on its boating packages and to further leverage the margin through sales of parts/accessories, service labor and F&I Products, all of which generally produce gross profit margins in excess of 25%. During the 2000 fiscal year, the gross profit margin was negatively impacted by certain events including the establishment of reserve allowances on inventory in the amount of approximately $1.3 million, including a reserve of approximately $443,000 related to an alleged theft and other fraudulent activities of a single former store manager. The Company also undertook a summer sales campaign to reduce overall inventory levels to improve inventory turn and reduce carrying costs. Management estimates the incremental expense to the gross profit to facilitate these sales promotions and retail price reductions on inventory sold to be approximately $1.2 million.

         Net sales attributable to F&I Products, which have a significant impact on the gross profit margin, contributed $8.3 million, or 15.6%, of total gross profit in fiscal 2000, as compared to $7.8 million, or 16.7%, of total gross profit for fiscal 1999. Net sales attributable to F&I Products are reported on a net basis and therefore all of such sales contribute directly to the Company's gross profit. The costs associated with the sale of F&I Products are included in selling, general and administrative expenses.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased by 36.5% to $42.3 million in fiscal 2000 from $31.0 million for fiscal 1999. Selling, general and administrative expenses, as a percent of net sales, increased to 19.4% in fiscal 2000 from 17.0% for fiscal 1999. The increase, both in terms of absolute dollars and as a percent of net sales, was primarily attributable to increased lease and other expenses associated with the operation of a larger store network, growth in the corporate-office staffing infrastructure and increased advertising and insurance costs associated with introducing Travis stores into new geographically diverse regions.

         Interest expense. Interest expense, in absolute dollars, increased by 81.6% to $6.9 million in fiscal 2000 from $3.8 million in fiscal 1999. Interest expense as a percent of net sales, increased to 3.1% in fiscal 2000 from 2.1% in fiscal 1999. The Company's capital expenditures and growth in operating assets (primarily inventory) have been financed with borrowings from various commercial banks and finance companies. The growth in assets is the result of the Company's larger store network, continued implementation of its management information system, the construction of new superstore facilities in Atlanta, Georgia and San Antonio, Texas and renovations of other store locations to conform with its superstore standards. The higher debt levels and significantly higher short term borrowing rates (relative to the increases in the prime rate during fiscal 2000) have also negatively impacted interest expense. The Company's weighted average interest rate on its inventory financing was approximately 6.9% and 5.5% in fiscal years 2000 and 1999, respectively. The Company anticipates continuing to utilize third party financing sources to support the growth in assets necessary to operate a larger store network and accordingly, the resulting increases in interest expense associated with such borrowings. See "Risk Factors--Our Substantial Indebtedness Could Restrict Our Operations and Make Us More Vulnerable to Adverse Economic Conditions" and "Quantitative and Qualitative Disclosures About Market Risk."

         Net income. Net income decreased by 86.4% to approximately $897,000 in fiscal 2000 from $6.6 million in fiscal 1999. While the Company experienced an increase in net sales during fiscal 2000, the reduction in gross profit margins, higher levels of S,G,A expenses and the increase in interest expense negatively impacted net income.

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

         Net sales from comparable stores in fiscal 1999 and 1998, which had 14 and 9 stores respectively, included in the base for calculation, increased by 1.9% and 6.6% in fiscal 1999 and 1998, respectively. The Company relocated or renovated three stores and opened or acquired an additional 12 stores during fiscal years 1999 and 1998 rendering such locations to be excluded from the comparable store base. The Company's planned acquisition strategy and subsequent renovation of stores to superstore standards is expected to continue to negatively impact the number of stores includable in comparable store base calculations in relationship to the total number of store locations operated. See "Risk Factors--Our Growth Depends on Our Ability to Acquire and Open New Stores." As such, comparable store performance is expected to remain unstable.

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

                                                                         Quarter Ended
                                           --------------------------------------------------------------------
                                           Fiscal Year 1999                                    Fiscal Year 2000

                                 Dec. 31   March 31   June 30  Sept. 30    Dec. 31     March 31     June 30     Sept.30
                                 -------   --------   -------  --------    -------     --------     -------     -------
                                                                        (In thousands)
Net sales...................     $12,097   $43,965    $74,890   $51,307    $23,627     $57,385      $82,872     $53,904
Gross profit................       2,941    11,359     18,909    13,425      5,974      14,836       20,810      11,689
Selling, general and
   administrative expenses.        4,505     7,252     10,129     9,092      7,651      10,567       12,942      11,166
Operating income (loss).....      (1,979)    3,703      8,202     3,763     (2,301)      3,640        7,176        (177)
Interest expense............         555       948      1,170     1,135      1,374       1,768        1,902       1,804
Net income (loss)...........      (1,600)    1,777      4,459     1,936     (2,323)      1,190        3,343      (1,314)
Basic  earnings  (loss)  per        (.37)      .41       1.04       .45       (.53)        .27          .76        (.30)
share.......................

Diluted earnings (loss)             (.37)      .40       1.01       .44       (.53)        .27          .75        (.30)
per  share..................

Wtd. Avg. common shares            4,286     4,288      4,290     4,300      4,377       4,412        4,414       4,410
   outstanding - basic......
Wtd. Avg. common shares
   outstanding - diluted....       4,286     4,430      4,402     4,391      4,377       4,487        4,451       4,410

                                                               As a Percentage of Net Sales
                                            -------------------------------------------------------------------
Net sales...................       100.0%    100.0%     100.0%    100.0%     100.0%      100.0%       100.0%      100.0%
Gross profit................        24.3      25.8       25.3      26.2       25.3        25.8         25.1        21.7
Selling, general and
   administrative expenses..        37.2      16.5       13.5      17.7       32.4        18.4         15.6        20.7

Operating income (loss).....       (16.4)      8.4       11.0       7.3       (9.8)        6.3          8.7        (0.3)
Interest expense............         4.6       2.2        1.6       2.2        5.8         3.1          2.3         3.4
Net income (loss)...........       (13.2)      4.0        6.0       3.8       (9.8)        2.1          4.0        (2.4)



         The Company's business, as well as the sales demand for various types of boats, tends to be highly seasonal. Strong sales typically begin in January with the onset of the public boat and recreation shows, and continue through July. Over the previous three fiscal years, the average annual net sales for the quarterly periods ended March 31 and June 30 represented in excess of 25% and 40%, respectively, of the Company's annual net sales. With regard to net income, the Company historically generates profits in three of its fiscal quarters and experiences operating losses in the quarter ended December 31 due to a broad seasonal slowdown in sales. During the quarter ended September 30, inventory typically reaches its lowest levels and accumulated cash reserves reach the highest levels. During the quarter ended December 31, the Company generally builds inventory levels in preparation for the upcoming selling season which begins with boat and recreation shows occurring during January through March in certain market areas in which the Company conducts business. Travis Boats' operating results would be materially and adversely affected if net sales were to fall significantly below historical levels during the months of January through June.

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

          The results for the quarter ended June 30, 2000 were negatively impacted by certain events including the establishment of a reserve of approximately $443,000 related to an alleged theft and other fraudulent activities of a single former store manager. In addition to this reserve amount, the gross profit margin for the quarter ended June 30, 2000 was negatively impacted by sales at the same store location which were transacted at amounts equal to or below the Company's actual cost of such products. The Company believes these sales to have occurred as part of the same alleged activities.

         The results for the quarter ended September 30, 2000 were negatively impacted by certain events including the establishment of reserve allowances on inventory in the amount of approximately $750,000 and the expenses of a summer sales campaign to reduce overall inventory levels, improve inventory turn and reduce carrying costs. Management estimates the incremental expense to the gross profit to facilitate these sales promotions and retail price reductions on inventory sold during the quarter to be approximately $1.2 million.

         Liquidity and Capital Resources

         The Company's short-term cash needs are primarily for working capital to support operations, including inventory requirements, off-season liquidity and store expansion. These short-term cash needs have historically been financed with cash from operations and borrowings under the Company's floor plan and revolving credit lines (collectively the "borrowing agreements"). At September 30, 2000, the Company had approximately $3.0 million in cash, $11.6 million in accounts receivable (primarily contracts in transit from sales, manufacturer rebates receivable and other amounts due from manufacturers) and $78.1 million in inventories. Contracts in transit are amounts receivable from a customer or a customer's financial institution related to that customer's purchase of a boat. These asset balances were offset by approximately $6.2 million of accounts payable and accrued liabilities, $73.3 million outstanding under its borrowing agreements and $4.6 million in other current liabilities and short-term indebtedness including current maturities of notes payable. Included within the current maturities of notes payable are balloon payments due pursuant to the terms of two real estate loans, with one payment of approximately $3.0 million due in November, 2000 and one payment of $597,000 due in June, 2001 (see Subsequent Events in the consolidated audited financial statements of the Company and notes thereto included elsewhere in this Report on Form 10-K). As of September 30, 2000, the aggregate maximum borrowing limits under its borrowing agreements was $110.0 million.

         At September 30, 2000 the Company had working capital of approximately $11.0 million. Working capital, as of September 30, 2000, was reduced by the aforementioned balloon payments of approximately $3.6 million, which pending the refinances thereof are classified as a current liability (see Subsequent Events in the consolidated audited financial statements of the Company and notes thereto included elsewhere in this Report on Form 10-K).

         In fiscal 2000, operating activities utilized cash flows of $2.8 million due primarily to an increase of $2.4 million in inventories and a net decrease in accounts payable, accrued liabilities and income taxes in the aggregate of $4.9 million. These amounts were offset partially by net income, before depreciation and amortization, of $3.5 million, decreases in accounts receivable and prepaid expenses of $1.0 million, in the aggregate.

         In fiscal 1999, operating activities utilized cash flows of $13.3 million due primarily to an increase of $18.0 million and $7.3 million in inventories and accounts receivable, respectively. These amounts were offset partially by net income, before depreciation and amortization, of $8.5 million, an increase in accrued liabilities of $456,000 and an increase in income tax payables of $3.2 million.

         Investing activities utilized cash flows of $5.8 million due primarily to the 2 new store locations, newly opened in fiscal 2000, plus the construction of a new superstore facilities in Atlanta, Georgia and San Antonio, Texas. These activities were funded through the Company's borrowing agreements, mortgage debt and internal cash flows.

         Financing activities in fiscal 2000 provided $7.4 million of cash flows primarily from additional borrowings under the Company's borrowing agreements. The borrowing agreements include, include borrowing agreements entered into in January, 2000 with Transamerica Distribution Finance ("TDF") and Deutsche Financial Services ("DFS") in the principal amounts of $50.0 million and $60.0 million, respectively. The borrowing agreements, which contain substantially similar terms and have maturity dates of January 2003, provide for a combined borrowing at various sub-prime based or LIBOR based interest rates. Borrowings are pursuant to a borrowing base formula and are used primarily to finance inventory purchases and for general working capital requirements. Substantially all inventory, accounts receivable and intangible assets collateralize these borrowing agreements. The terms of the borrowing agreements also provide for:
(i)  fees for  administrative  monitoring,  (ii)  fees for  unused  portions  of available credit, and (iii) pre-payment fees in the event of the Company's termination of such floor plans prior to their stated maturity dates in January, 2003. The borrowing agreements also include restrictive loan agreements containing various loan covenants and borrowing restrictions, including minimum financial ratios (governing net worth, current assets, debt to worth percentages and cash flow coverage requirements based upon interest expense and monthly principal and interest payments on debts). The payment of dividends or repurchases of the Company's common stock are also substantially limited.

         Effective with the company's financial results for the period ended September 30, 2000, the Company was in violation of several financial ratio covenants with TDF and DFS. However, on January 16, 2001, the Company received written waivers from each lender, and, accordingly amended and restated the borrowing agreements to provide for modified ratio levels for each quarterly period through and including September 30, 2001. The amended borrowing agreements, which mature in January 2003, continue to provide for a total of $110 million in inventory floor plan financing and working capital borrowings. Interest on the borrowing agreements ranges from the lender's prime rate minus 0.25% to LIBOR plus 3.0%. The Company believes that the financial covenants established in the amended borrowing agreements will be achieved based upon the Company's current and anticipated performance. Based upon management's Fiscal 2001 operating plan, including the sale/leaseback or refinancing of certain assets, if necessary, and availability under the borrowing agreements, the Company believes that there is adequate liquidity to fund the Company's operations and to make required principal payments under the two borrowing agreements and other outstanding debt. However, material shortfalls or variances from anticipated performance could require the Company to seek further amendment to the amended borrowing agreements or alternate sources of financing.

         Management believes the Company to be in compliance with all other terms and conditions of its loan agreements and all proposed terms and conditions established pursuant to the aforementioned waivers of financial covenants.

         As of December 19, 2000, $91.3 million was drawn on the borrowing agreements and the Company could borrow an additional $18.7 million, of which approximately $2.9 million was immediately available for borrowing based upon the borrowing formula. As the Company purchases inventory, the amount purchased increases the borrowing base availability and typically the Company makes a determination to borrow depending upon anticipated working capital requirements. Various manufacturers provide the Company interest expense assistance under the borrowing agreements in order to subsidize the carrying cost of inventory. Accordingly, no interest expense is recorded during portions of the year (generally August through May) for certain borrowings under these arrangements. At September 30, 2000 and 1999, the Company had non-interest bearing borrowings of $5,795,000 and $9,896,000 under these arrangements. Discontinuance of these agreements could result in an increase to interest expense. (See Risk Factors - We Rely on Two Key Manufacturers for Almost All of our Outboard Motor Purchases and One of the Manufacturers has filed for Voluntary Bankruptcy under Chapter
11).

         Merchandise inventories were $78.1 million and $75.7 million as of September 30, 2000 and 1999, respectively. Accounts receivable decreased by approximately $800,000 to $11.6 million at the end of fiscal 2000 from a year earlier. Costs in excess of net assets acquired decreased by approximately $300,000 to $11.3 million in fiscal 2000 due to the scheduled amortization of this asset.

         The Company had capital expenditures of approximately $4.8 million in fiscal 2000 and approximately $7.7 million in fiscal 1999. Capital expenditures during fiscal 2000 and 1999 included the acquisitions of the store locations discussed previously in the section Overview, the renovation of several facilities to the Company's superstore standards and expenditures related to the roll-out of the Company's management information systems in certain store locations. The Company also acquired real estate in San Antonio, Texas, Key Largo, Florida, Clearwater, Florida and completed the construction of a new superstores in Atlanta, Georgia and San Antonio, Texas. These capital expenditures were funded through the Company's borrowing agreements, mortgage debt and internal cash flows.

         The Company's borrowing agreements and internally generated working capital should be sufficient to meet the Company's cash requirements in the near future.

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

In December  1999, the SEC staff issued Staff  Accounting  Bulletin 101 "Revenue
Recognition in Financial Statements" which provides guidance on revenue recognition issues. The Company is required to implement SAB 101 in fiscal 2001, but management does not believe the adoption of SAB 101 will have a material impact on the Company's financial position or results of operations.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", which further clarifies APB Opinion No. 25, "Accounting for Stock Issued to Employees". This interpretation did not have a material impact on the Company's financial position or its results of operations.

         Inflation

         The Company believes that inflation generally has not had a material impact on its operations or liquidity to date.

Item 7A.  Quantitative And Qualitative Disclosures About Market Risk

         At September 30, 2000, approximately 92.4% of the Company's notes payable and other short term obligations bear interest at variable rates, generally tied to a reference rate such as the prime rate of interest of certain banks. During the fiscal year ended September 30, 2000, the average rate of interest of such variable rates was 6.93%. Increases in the variable interest rates result in increased interest expense and decreased earnings and cashflow. Assuming the same level of borrowings for the year ended September 30, 2000, which averaged approximately $94,700,000, an increase of 2% in the average rate of interest would result in an increase in fiscal 2000 interest expense of approximately $1,900,000 and a decrease in fiscal 2000 net income and after-tax cashflow of approximately $1,200,000. Similarly, a decrease in the average rate of interest would result in a decrease in interest expense and an increase in net income and after-tax cashflow.

Item 8.  Financial Statements

         For the financial  statements and  supplementary  data required by this
Item 8, see the Index to Consolidated Financial Statements and Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers

         There is incorporated herein by reference that portion of the Company's proxy statement for the 2001 Annual Meeting of Shareholders which appears therein under the captions "Item 1: Election of Directors" and "Information Concerning Directors."

Item 11.  Executive Compensation

         There is incorporated in this Item 11 by reference that portion of the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders which appears under the caption "Executive Compensation."

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         There is incorporated in this Item 12 by reference that portion of the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders which appears under the caption "Securities Holdings of Principal Shareholders, Directors, Nominees and Officers."

Item 13.  Certain Relationships and Related Transactions

         There is incorporated in this Item 13 by reference that portion of the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders which appears under the captions "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation."

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.   Financial Statements

         The following consolidated financial statements of the Company are included following the Index to Consolidated Financial Statements and Schedules on page F-1 of this Report.

     Report of Independent Auditors....................           F-2
     Consolidated Balance Sheets.......................           F-3
     Consolidated Statements of Income.................           F-5
     Consolidated Statements of Stockholder's Equity...           F-6
     Consolidated Statements of Cash Flows.............           F-7
     Notes to Consolidated Financial Statements........           F-9

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

                                INDEX TO EXHIBITS

(a)      Exhibits:

          3.1 --Restated Articles of Incorporation of the Registrant, as amended.(1)
          3.2     --Restated Bylaws of the Registrant, as amended.(1)
          10.2(a) --[Intentionally left blank]
          10.2(b) --Dealer  Agreement dated as of October 13, 1995,  between the
               Company and Outboard Marine Corporation.(1)
          10.3    --[Intentionally left blank]
          10.4    --[Intentionally left blank]
          10.5(a) --[Intentionally left blank]
          10.5(b) --[Intentionally left blank]
          10.6(a) --[Intentionally left blank]
          10.6(b) --[Intentionally left blank]
          10.7(a) --[Intentionally left blank]
          10.7(b) --[Intentionally left blank]
          10.8(a) --[Intentionally left blank]
          10.8(b) --[Intentionally left blank]
          10.8(c) --[Intentionally left blank]
          10.8(d) --[Intentionally left blank]
          10.8(e) --[Intentionally left blank]
          10.8(f) --[Intentionally left blank]
          10.8(g) --[Intentionally left blank]
          10.8(h) --[Intentionally left blank]

          10.8(i) --[Intentionally left blank]
          10.9(a) --[Intentionally left blank]
          10.9(b) --[Intentionally left blank]
          10.9(c) --[Intentionally left blank]
          10.10(a)--[Intentionally left blank]
          10.10(b)--[Intentionally left blank]
          10.11   --[Intentionally left blank]
          10.12   --[Intentionally left blank]
          10.13   --[Intentionally left blank]
          10.14   --[Intentionally left blank]
          10.15--Asset  Purchase  Agreement  dated as of September  20, 1995, by and among Red River Marine, Inc., Red River Marine, Inc. #2, and TBC Arkansas, Inc.(1)
          10.16--Promissory  Note dated  September  20,  1995,  in the  original principal amount of $800,000, Payable by TBC Arkansas, Inc. to Benny Hargrove.(1)
          10.17(a)  --Promissory  Note dated as of September  20,  1995,  in the
               original   principal  amount  of  $462,145.53,   payable  by  TBC
               Arkansas, Inc. to Red River Marine, Inc. #2.(1)
          10.17(b) --Mortgage  With Power of Sale (Realty)  dated  September 20,
               1995, from TBC Arkansas, Inc. to Red River Marine, Inc. #2.(1)
          10.18--Promissory  Note dated  September  20,  1995,  in the  original principal amount of $230,177.16, payable by TBC Arkansas, Inc. to Red River Marine, Inc. and Red River Marine, Inc. #2.(1)
          10.19--Promissory Note dated September 20, 1995, in the original principal amount of $108,750, Payable by TBC Arkansas, Inc. to Red River Marine, Inc. and Red River Marine, Inc. #2.(1)
          10.20 --Travis Boats and Motors, Inc. 1995 Incentive Plan.(1)
          10.21 ----[Intentionally left blank]
          10.22--Form  of  Option  Agreement  dated May 17,  1995,  between  the
               Company and Michael B. Perrine, Ronnie L. Spradling and Mark T. Walton.(1)
          10.23--Form of  Indemnification  Agreement  for Directors and Officers
               of the Company.(1)
          10.24--Management Agreement dated December 14, 1995, by and among TBC
               Management, Ltd., the Company and its
               subsidiaries.(1)
          10.25 --[Intentionally left blank]
          10.26(a) --[Intentionally left blank]
          10.26(c) --[Intentionally left blank]
          10.27(a) --Second Modification and Extension Agreement dated April 26,
               1994, between the Company and NationsBank of Texas, N.A.(1)
          10.27(b) --"504" Note dated April 28, 1994, in the original  principal amount of $454,000, payable by the Company to Cen-Tex Certified Development Corporation.(1)
          10.27(c) --[Intentionally left blank]
          10.27(d) --Deed of Trust dated April 28, 1994, from the Company to Wm.
               H. Harrison, Jr., Trustee.(1)
          10.28--[Intentionally left blank]

          10.29(a) --[Intentionally left blank]
          10.29(b) --[Intentionally left blank]
          10.29(c) --[Intentionally left blank]
          10.29(d) --[Intentionally left blank]
          10.30--Asset  Purchase  Agreement dated as of November 1, 1996 between
               Travis  Boating  Center  Tennessee,  Inc. and  Tri-Lakes  Marine,
               Inc.(2)
          10.31--Asset  Purchase  Agreement dated as of November 1, 1996 between
               Travis Boating Center Alabama, Inc. and Tri-Lakes Marine, Inc.(2) 10.32--Asset Purchase Agreement dated as of February 19, 1997 between
               Travis Boating Center Louisiana, Inc. and Bent's Marine, Inc.(3) 10.33--Asset Purchase Agreement dated as of August 1, 1997 between
               Travis  Boating  Center  Mississippi,  Inc.  and  McLeod  Marine,
               Inc.(4)
          10.34--Stock  Purchase  Agreement dated as of September 30, 1997 among
               Travis Boating Center Florida, Inc. and Frederic D. Pace and John
               W. Reinhold providing for the purchase of 100% of the common stock of Adventure Boat Brokerage, Inc. (4)
          10.35--Stock  Purchase  Agreement dated as of September 30, 1997 among
               Travis Boating Center Florida, Inc. and John W. Reinhold providing for the purchase of 100% of the common stock of Adventure Marine & Outdoors, Inc.(4)
          10.36--Stock  Purchase  Agreement dated as of September 30, 1997 among
               Travis Boating Center Florida, Inc. and Frederic D. Pace and John
               W. Reinhold providing for the purchase of 100% of the common stock of Adventure Marine South, Inc.(4)
          10.37--[Intentionally left blank]
          10.38--Asset Purchase  Agreement dated as of November 20, 1997 between
               Travis Boating Center Tennessee, Inc. and Southeastern Marine Group, Inc.(4)
          10.39 --Travis Boats & Motors, Inc. 1995 Incentive Plan.(5) 10.40--Employment Agreement dated November 16, 1999 between TBC
               Management, Ltd. and Mark T. Walton.(7)
          10.41--Employment  Agreement  dated  November  16,  1999  between  TBC
               Management, Ltd. and Michael B. Perrine.(7)
          10.42--Employment  Agreement  dated  November  16,  1999  between  TBC
               Management, Ltd. and Ronald L. Spradling.(7)
          10.43--Wellcraft Master Dealer Agreement  effective September 29. 1998 between the Company and Wellcraft Marine Corp. (7) 10.44--Aquasport Master Dealer Agreement effective September 29, 1998 between the Company and Aquasport, a division of Wellcraft Marine Corp. (7)
          10.45--Outboard  Marine   Corporation   Private   Label/Retail   Store
               Agreement dated November 13, 1998 between the Company and Outboard Marine Corporation.(7)
          10.46--Product  Supply  Agreement  dated  June 29,  1999  between  the
               Company, its subsidiaries and Mercury Marine, a division of Brunswick Corporation. (7)
          10.47--Larson  Master Dealer  Agreement  effective  September 29, 1999 between the Company and Larson/Glastron Boats, Inc. (7) 10.48--Loan and Security Agreement, dated as of January 31, 2000, between Travis Boats & Motors, Inc., along with certain of its subsidiaries, and Deutsche Financial Services corporation related to a Credit Facility of up to $60,000,000.00. (6)

          10.49--Loan and Security Agreement dated as of January 31, 2000, by and between Transamerica Commercial Finance Corporation along with certain of its subsidiaries, and Transamerica Commercial Finance Corporation related to a line of credit with a maximum credit amount of $50,000,000.00 (6)
          10.50--First Amendment to Loan and Security  Agreement,  dated January
               31, 2000, by and between Deutsche Financial Services Corporation and Travis Boats & Motors, Inc., along with certain of its subsidiaries. (6)
          10.51--Letter,  dated December 29, 2000, to TBC Management,  Inc. from
               Transamerica Commercial Finance Corporation. (6)
          21.1 --List of Subsidiaries of Registrant.(7)
          23.1 --Consent of Independent Auditors of Registrant, dated January 22, 2000.
          27.1 --Financial Data Schedule

---------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 effective June 26, 1996 (File No. 333-03283).
(2) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on December 31, 1996 (File No. 000-20757).
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 15, 1997 (File No. 000-20757).
(4) Incorporated by reference to the Company's Annual Report on Form 10-K filed December 29, 1997 (File No. 000-20757).
(5) Incorporated by reference to the Company Registration Statement on Form S-8 (File No. 333- 41981).
(6) Portions of this exhibit have been omitted and are subject to an application for confidential treatment filed separately with the Commission.
(7) Incorporated by reference to the Company's Annual Report on Form 10-K/A filed with the Commission on January 13, 2000 (File No. 600-20757).

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

                                                TRAVIS BOATS &
                                                MOTORS, INC.



Date:  January 23, 2001.                         By: /s/ Mark T. Walton
                                                     ---------------------------
                                                     Mark T. Walton
                                                     Chairman of the Board
                                                     And President


                      POWER OF ATTORNEY TO SIGN AMENDMENTS

         KNOW ALL BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Mark T. Walton his true and lawful attorney-in-fact and agent for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to the Travis Boats & Motors, Inc. Annual Report on Form 10-K for the year ending September 30, 2000, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully, to all intents and purposes, as they or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof. This Power of Attorney been signed below by the following persons in the capacities and on the dates indicated.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Name                                   Title                                       Date Signed
----                                   -----                                       ------------


/s/ Mark T. Walton                     Chairman of the Board, President and        January 23, 2001
--------------------------             Director (Principal Executive Officer)
Mark T. Walton


/s/ Michael B. Perrine                 Chief Financial Officer, Secretary and      January 23, 2001
--------------------------             Treasurer (Principal Financial and
Michael B. Perrine                     Accounting Officer)


/s/ Ronnie L. Spradling                Executive Vice President-New Store          January 23, 2001
--------------------------             Development Director
Ronnie L. Spradling


                                       Director                                    January ____, 2001
--------------------------
Steven W. Gurasich, Jr.

                                       Director                                    January ____, 2001
--------------------------
Zach McClendon, Jr.


/s/ Robert C. Siddons                  Director                                    January 23, 2001
--------------------------
Robert C. Siddons


/s/ Joseph E. Simpson                  Director                                    January 23, 2001
--------------------------
Joseph E. Simpson


                  Travis Boats & Motors, Inc. and Subsidiaries

                        Consolidated Financial Statements

                  Years ended September 30, 2000, 1999 and 1998

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

                         Report of Independent Auditors

The Board of Directors

Travis Boats & Motors, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Travis Boats & Motors, Inc. and Subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Travis Boats & Motors, Inc. and Subsidiaries as of September 30, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                           /s/  Ernst & Young LLP

November 29, 2000, except for Notes 2 and 10 as to which the date is January 16, 2001



                                        Travis Boats & Motors, Inc. and Subsidiaries

                                                 Consolidated Balance Sheets

                                              (in thousands, except share data)



                                                                                  September 30,
                                                                              2000             1999
                                                                     -----------------------------------
Assets
Current assets:
   Cash and cash equivalents                                               $    2,971       $    4,125
   Accounts receivable, net of allowance for doubtful accounts of $278
     in 2000 and $247 in 1999                                                  11,616           12,421
   Prepaid expenses                                                               923            1,177
   Income taxes recoverable                                                     1,368              ---
   Inventories                                                                 78,079           75,700
   Deferred tax asset                                                              71              136
                                                                        -----------------------------------
Total current assets                                                           95,028           93,559

Property and equipment:
   Land                                                                         5,819            5,819
   Buildings and improvements                                                  14,713           11,069
   Furniture, fixtures and equipment                                            8,262            8,056
                                                                        -----------------------------------
                                                                               28,794           24,944
   Less accumulated depreciation                                               (5,878)          (4,529)
                                                                        -----------------------------------
                                                                               22,916           20,415

Deferred tax asset                                                                204              121

Goodwill, net of accumulated amortization of $986 in 2000 and $591 in
   1999                                                                         9,185            9,110
Noncompete agreements, net of accumulated amortization of $1,162 in
   2000 and $703 in 1999                                                        2,068            2,527

Other assets                                                                      246              199
                                                                        -----------------------------------
Total assets                                                               $  129,647       $  125,931
                                                                        ===================================



                                                                                  September 30,
                                                                              2000             1999
                                                                        -----------------------------------
Liabilities
Current liabilities:

   Accounts payable                                                     $     4,359        $   3,613
   Accrued liabilities                                                        1,826            3,328
   Amounts due for purchase of businesses                                       ---            2,134
   Income taxes payable                                                         ---            2,820





   Floor plan and revolving line of credit payable                           73,282           68,558

   Current portion of notes payable and other short-term obligations          4,613              989
                                                                        -----------------------------------
   Total current liabilities                                                 84,080           81,442

         Notes payable, less current portion                                  6,015            6,897




Stockholders' equity:
   Serial preferred stock, $.01 par value, 1,000,000 shares
     authorized, no shares issued or outstanding                                  -                -
   Common stock, $.01 par value, 50,000,000 shares authorized,
     4,399,027 and 4,326,022 shares issued and outstanding at
     September 30, 2000 and 1999, respectively

                                                                                 44               43
   Paid-in capital                                                           15,464           14,402
   Retained earnings                                                         24,044           23,147
                                                                        -----------------------------------
Total stockholders' equity                                                   39,552           37,592
                                                                        -----------------------------------
Total liabilities and stockholders' equity                                $ 129,647        $ 125,931
                                                                        ===================================


See accompanying notes.



                                        Travis Boats & Motors, Inc. and Subsidiaries

                                             Consolidated Statements of Income

                                              (in thousands, except share data)



                                                                 Year ended September 30,
                                                        2000               1999                1998
                                                 ----------------------------------------------------------
Net sales                                            $ 217,718          $ 182,259           $ 131,740

Cost of sales                                          164,409            135,625              96,839
                                                 ----------------------------------------------------------
Gross profit                                            53,309             46,634              34,901


Selling, general and administrative expenses            42,326             30,978              22,630
Depreciation and amortization                            2,645              1,967               1,260
                                                 ----------------------------------------------------------
                                                        44,971             32,945              23,890

Operating income                                         8,338             13,689              11,011

Interest expense                                        (6,848)            (3,808)             (2,310)

Gain on sale of asset                                      ---                457                 ---

Other income (expense)                                     (26)                81                  80
                                                 ----------------------------------------------------------

Income before income taxes                               1,464             10,419               8,781

Income taxes                                               567              3,846               3,218
                                                 ----------------------------------------------------------

Net income                                           $     897          $   6,573           $   5,563
                                                 ==========================================================

Earnings per share:
   Basic                                             $     .20          $    1.53           $    1.31
                                                 ==========================================================
   Diluted                                           $     .20          $    1.49           $    1.26
                                                 ==========================================================

See accompanying notes.



                                             Travis Boats & Motors, Inc. and Subsidiaries

                                            Consolidated Statements of Stockholders' Equity

                                                               (in thousands)


                                                         Common Stock        Paid-in       Retained
                                                       --------------
                                                    Shares       Amount     Capital        Earnings         Total
                                              ------------------------------------------------------------------------
Balance at September 30, 1997                        4,225        $ 42    $   13,004     $   11,011     $   24,057

    Issuance of common stock                            40           1           462              -            463
   Issuance of common stock in purchase of
     business                                           20           -           350              -            350
   Net income                                            -           -             -          5,563          5,563
                                              ------------------------------------------------------------------------
Balance at September 30, 1998                        4,285          43        13,816         16,574         30,433

    Issuance of common stock                             5           -            61              -             61
   Issuance of common stock in purchase of
     business                                           36           _           525              -            525
   Net income                                            -           -             -          6,573          6,573
                                              ------------------------------------------------------------------------
Balance at September 30, 1999                        4,326          43        14,402         23,147         37,592

    Issuance of common stock                             2           -            22              -             22
   Issuance of common stock in purchase of
     business                                           86           1         1,099              -          1,100
     Repurchase and cancellation of common
        Stock                                          (15)          -           (59)             -            (59)
   Net income                                            -           -             -            897            897
                                              ------------------------------------------------------------------------
Balance at September 30, 2000                        4,399        $ 44    $   15,464     $   24,044     $   39,552
                                              ========================================================================



See accompanying notes.




                                   Travis Boats & Motors, Inc. and Subsidiaries

                                       Consolidated Statements of Cash Flows

                                                   (in thousands)


                                                                 Year ended September 30,
                                                        2000               1999                1998
                                                  ----------------------------------------------------
Operating activities
Net income                                           $    897           $  6,573            $  5,563
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation                                       1,791              1,359                 807
     Amortization                                         854                608                 453
     Deferred income taxes                                (18)                19                  17
     Changes in operating assets and
       liabilities:
         Accounts receivable                              805             (7,315)               (978)
         Prepaid expenses                                 254               (132)               (674)
         Inventories                                   (2,379)           (17,990)               (416)
         Other assets                                     (47)              (123)                105
         Accounts payable                                 746                925                (570)
         Accrued liabilities                           (1,502)              (456)                 61
         Income taxes recoverable/ income tax
           payable                                     (4,188)             3,245              (1,506)
                                                 ----------------------------------------------------------
Net cash provided by (used in) operating
   activities                                          (2,787)           (13,287)              2,862

Investing activities

Purchase of businesses                                 (1,034)            (6,101)             (4,522)
Purchase of property and equipment                     (4,762)            (7,725)             (4,301)
                                                 ----------------------------------------------------------
Net cash used in investing activities                  (5,796)           (13,826)             (8,823)





                                   Travis Boats & Motors, Inc. and Subsidiaries

                                 Consolidated Statements of Cash Flows (continued)

                                                                 Year ended September 30,
                                                        2000               1999                1998
                                                 ----------------------------------------------------------
Financing activities

Net increase in notes payable and other
   short-term obligations                            $  7,466          $  26,559            $  4,300
Net proceeds (payments) from issuance
   (repurchase) of common stock                           (37)                61                 463
                                                 ----------------------------------------------------------

Net cash provided by financing activities               7,429             26,620               4,763

Change in cash and cash equivalents                    (1,154)              (493)             (1,198)
Cash and cash equivalents, beginning of year
                                                        4,125              4,618               5,816
                                                 ----------------------------------------------------------

Cash and cash equivalents, end of year               $  2,971          $   4,125            $  4,618
                                                 ==========================================================


Supplemental Disclosure of Debt and Stock Issued in Purchase of Businesses
--------------------------------------------------------------------------

                                                                  Year ended September 30,
                                                         2000              1999                1998
                                                 ----------------------------------------------------------
Debt issued in purchase of businesses                $    ---          $   2,082            $    124
Stock issued in purchase of
   Businesses                                           1,100                525                 350



See accompanying notes.

                  Travis Boats & Motors, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Description of Business and Consolidation

Travis Boats & Motors, Inc. (the "Company") based in Austin, Texas, is a retailer of boats, motors, trailers and related watersport accessories. The Company operates, in one reportable segment, at locations in the southern region of the United States. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments

The carrying amount of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates fair value.

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

The accounts receivable balances consisted of the following as of September 30, 2000 and 1999 (in thousands):

                                                          2000          1999
                                                     ------------- -------------

Trade receivables....................                   $   5,540     $   7,654
Amounts due from manufacturers.......                       5,511         4,593
Other receivables....................                         843           421
Allowance for doubtful accounts......                        (278)         (247)
                                                     ------------- -------------

                                                       $   11,616    $   12,421
                                                     ============= =============



Activity in the Company's allowance for doubtful accounts is as follows (in thousands):

Balance at September 30, 1997.......                  $        -0-
         Additions charged to costs
             and expenses...........                           -0-
         Write-offs of uncollectible
             accounts...............                           -0-
                                         --------------------------------------
Balance at September 30, 1998.......                           -0-
         Additions charged to costs
              and expenses..........                           247
         Write-offs of uncollectible
              accounts...............                          -0-
                                         --------------------------------------
Balance at September 30, 1999........                          247
         Additions charged to costs
              and expenses...........                          187
         Write-offs of uncollectible
              accounts...............                         (156)
                                         --------------------------------------
Balance at September 30, 2000........                 $        278
                                         ======================================


Inventories

Inventories consist of boats, motors, trailers and related watersport parts and accessories. Inventories are carried at the lower of cost or market. Cost for boats, motors and trailers is determined using the specific identification method. Cost for parts and accessories is determined using the first-in, first-out method.

Inventories consisted of the following as of September 30, 2000 and 1999 (in thousands):

                                                           2000          1999
                                                     ------------- -------------

New boats, motors and trailers.......                   $  65,333     $  63,874
Used boats, motors and trailers......                       5,653         4,932
Parts, accessories and other.........                       7,510         7,273
Valuation allowance..................                        (417)         (379)
                                                     ------------- -------------

                                                       $   78,079    $   75,700
                                                     ============= =============

Activity in the Company's inventory valuation allowance is as follows (in thousands):

Balance at September 30, 1997.......                  $           74
         Additions charged to costs
              and expenses..........                             199
         Inventory write-offs.......                             -0-
                                         --------------------------------------
Balance at September 30, 1998.......                             273
         Additions charged to costs
              and expenses..........                             106
              Inventory write-offs..                             -0-
                                         --------------------------------------
Balance at September 30, 1999.......                             379
         Additions charged to costs
              and expenses..........                              38
              Inventory write-offs..                             -0-
                                         --------------------------------------
Balance at September 30, 2000.......                  $          417
                                         ======================================



Property and Equipment

Property and equipment are stated at cost. Provisions for depreciation are determined using the double-declining balance and straight-line methods. The Company uses estimated useful lives of 5 - 20 years for buildings and improvements and 5 - 10 years for furniture, fixtures and equipment.

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

Goodwill and other intangible assets are recorded at the lower of unamortized cost or fair value. Management reviews the valuation and amortization of intangible assets on a periodic basis, taking into consideration any events or circumstances which might result in diminished fair value. If this review indicates goodwill will not be recoverable, as determined by the undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying value of the goodwill is reduced by the estimated shortfall of discounted cash flows.

Pre-opening Costs

Pre-opening costs related to new store locations are expensed as incurred.

Significant Suppliers

The Company purchased substantially all of its new outboard motors for use on its Travis Edition boat packages from two outboard motor manufacturers, Outboard Marine Corporation and the Brunswick Corporation, in fiscal 2000 and 1999, and from a single outboard motor manufacturer, Outboard Marine Corporation, in fiscal year 1998.

Approximately 33%, 12% and 18% of the Company's net purchases (including product purchased in acquisitions) in fiscal 2000, 1999 and 1998, respectively, were manufactured by boat suppliers with common ownership.

Advertising Costs

Advertising costs are expensed as incurred and were approximately $2,618,000, $1,192,000 and $643,000 during the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

Reclassifications

Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform with the classifications in the 2000 financial statements with no effect on previously reported net income or stockholders' equity



Net Income Per Common Share

                                                                          Year Ended September 30,
                                                                      2000          1999          1998
                                                                  ------------- ------------- -------------
                                                                   (in thousands, except per share data)
Numerator:
   Net income                                                      $     897     $   6,573     $   5,563
                                                                  ============= ============= =============
Denominator:
   Denominator for basic earnings per share - weighted average
     shares                                                            4,403         4,291         4,250
Effect of dilutive securities:
   Employee stock options                                                 43           118           168
                                                                  ------------- ------------- -------------
Denominator for diluted earnings per share - adjusted weighted
   average shares and assumed conversions                              4,446         4,409         4,418
                                                                  ============= ============= =============

Basic earnings per share                                           $     .20     $    1.53     $    1.31
Diluted earnings per share                                         $     .20     $    1.49     $    1.26


Options to purchase the following shares of common stock were excluded from the computation of diluted EPS for the periods ended September 30, since the exercise price of the options was greater than the average market price of the Company's common stock during the respective fiscal year.

------------------------------------------------------------------------------
                                                             Weighted Avg.
                                           Weighted Avg.    Contractual Life
     Fiscal Year       Excluded Options  Exercises Prices       in Years
------------------------------------------------------------------------------
         2000                 164,766         $14.40              6.93
         1999                  97,500         $21.18              7.79
         1998                       0           n/a               n/a

2. Notes Payable and Other Short-Term Obligations

In January 2000, the Company executed new borrowing agreements with two commercial finance companies providing for inventory floor plan financing and working capital borrowings. The agreements, which contain substantially similar terms and have maturity dates of January 2003, provide for a combined borrowing availability of $110 million at various sub-prime based or LIBOR based interest rates (varying from 8.13% to 8.43% at September 30, 2000). Borrowings under the agreements are pursuant to a borrowing base formula and are used primarily to finance inventory purchases and for general working capital requirements. Substantially all inventory, accounts receivable and intangible assets collateralize these borrowing agreements. The terms of the borrowing agreements also provide for: (i) fees for administrative monitoring, (ii) fees for unused portions of available credit, and (iii) pre-payment fees in the event of the Company's termination of such floor plans prior to their stated maturity dates in January 2003. The borrowing agreements also contain various loan covenants and borrowing restrictions, including minimum ratios and a substantial limitation as to payment of dividends or repurchases of the Company's common stock. Effective with the company's financial results for the period ended September 30, 2000, the Company was in violation of several financial ratio covenants with TDF and DFS. However, on January 16, 2001, the Company received written waivers from each lender and, accordingly amended and restated the borrowing agreements to provide for modified ratio levels for each quarterly period through and including September 30, 2001. The amended borrinw gagreements, which mature in January 2003, continue to provide for a total of $110 million in inventory floor plan financing anad working capital borrowings. Interest on the borrowing agreements ranges from the lender's prime rate minus 0.25% to LIBOR plus 3.0%. The Company believes that the financial covenants established in the amended borrowing agreements will be achieved based upon the Company's current and anticipated performance. Based upon manangement's Fiscal 2001 operating plan, including the sale/leaseback or refinancing of certain assets, if necessary, and availability under the borrowing agreements, the Company believes that there is adequate liquidity to fund the Company's operations and to make required principal payments under the two borrowing agreements and other outstanding debt. However, material shortfalls or variances from anaticipated performance could require the Company to seek further amendment to the amended borrowing agreements or alternate sources of financing.

Various manufacturers provide the Company interest expense assistance under the borrowing agreements in order to subsidize the carrying cost of inventory. Accordingly, no interest expense is recorded during portions of the year (August through May) for certain borrowings under these arrangements. At September 30, 2000 and 1999, the Company had non-interest bearing borrowings of $5,795,000 and $9,896,000 under these arrangements. Discontinuance of these agreements could result in an increase to interest expense.


Notes payable and other short-term obligations consist of the following (in thousands):

                                                                         September 30,

                                                                    2000              1999
                                                               -----------------------------------
                                                                        (in thousands)
Notes payable to commercial finance companies under revolving and floor plan line of credit agreements with interest
   ranging from 0% to prime minus .75% with a stated maturity
   date of January 31, 2003.                                       $  73,282              ---

Floor plans payable to commercial finance companies under
   revolving line of credit agreements.  Repaid January 2000.            ---           35,408

Note payable to bank under a $55 million revolving line of
   credit agreement.  Repaid January, 2000.                              ---           33,150

Notes payable (see terms below)                                       10,628            7,886
                                                               -----------------------------------
Total notes payable and other short-term obligations                  83,910           76,444

Less current portion                                                 (77,895)         (69,547)
                                                               -----------------------------------
Total notes payable, less current portion                             $6,015           $6,897
                                                               ===================================


The weighted average interest rate on the borrowing arrangements and the floor plan payables outstanding as of September 30, 2000 and 1999 was 6.9% and 5.5%, respectively.


Notes Payable consist of the following:                                  September 30,
                                                                     2000             1999
                                                               -----------------------------------
                                                                         (in thousands)
Mortgage notes payable to various banks, organizations and
     individuals secured by deeds of trust with interest
     ranging from 6.0% to prime plus .25%, floating, due in
     monthly principal and interest installments ranging from
     $1,899 to $10,289, maturing beginning in January 2002.        $ 5,410           $6,045

Mortgage notes payable to various banks under deeds of trust with balloon payments due in November 2000 of $2,987,000
     and June 2001 of $597,000 with interest ranging from prime
     to prime plus .75%, floating.                                   3,584               --

Notes payable to various banks and a corporation secured by
     vehicles, equipment and leasehold improvements with
     interest ranging from 7.5% to 11.0%, due in monthly
     principal and interest installments ranging from $362 to
     $3,106, maturing beginning in June 2004.                          233              757

Acquisition related notes payable to individuals and
     corporations with interest ranging from 8.0% to 9.5%,
     due in monthly principal and interest installments
     ranging from $291 to $12,770, maturing beginning in
     February 2002.  These notes are unsecured.                      1,401            1,084
                                                               -----------------------------------
Total notes payable                                                $10,628           $7,886
                                                               ===================================


Certain notes payable are secured by assets of the Company including equipment, leasehold improvements, vehicles, land and buildings.

At September 30, 2000 and 1999, approximately 92.4% and 84.5% respectively of the Company's notes payable and other short-term obligations bear interest at variable rates, generally tied to a reference rate such as the prime rate of interest of certain banks. Accordingly, the Company believes that the carrying amount of the notes payables and other short term obligations approximates their fair value.

Interest paid approximates interest expense during 2000, 1999 and 1998.

Aggregate annual maturities required on notes payable at September 30, 2000 are as follows (in thousands):

Year ending

September 30

     2001                                                          $   4,613
     2002                                                              1,441
     2003                                                                440
     2004                                                               1331
     2005                                                                309
     Thereafter                                                        2,494
                                                              ------------------
                                                                   $  10,628

                                                              ==================

3.  Leases

The Company leases various facilities, vehicles, and computer software under third party operating leases. In October 1999, the Company entered into a sale leaseback transaction with a leasing company covering substantially all of its motor vehicle fleet. Vehicle leases generally range from 24 to 60 months in term and provide for various residual balances of approximately 20% of the initial lease amount. Lease expense was $3,524,000 in 2000, $2,031,000 in 1999 and $1,188,000 in 1998.

Future minimum payments under non-cancelable operating leases at September 30, 2000 are as follows for each of the years ending September 30 (in thousands):

2001                                     $    3,189
2002                                          2,509
2003                                          1,887
2004                                          1,287
2005                                            690
Thereafter                                    1,486
                                     -----------------
                                          $  11,048
                                     =================

Generally, the leases for facilities provide for renewals for various periods at stipulated rates.

4. Acquisitions

The Company made various acquisitions during fiscal 1999 and 1998. All of the acquisitions were asset purchases (except for Shelby Marine which was a stock purchase) and have been accounted for using the purchase method of accounting. The operating results of the companies acquired have been included in the consolidated financial statements from the respective date of acquisition. The assets acquired generally include boat, motor and trailer inventory, parts and accessories inventory and to a lesser extent, property and equipment.


A summary of the Company's acquisitions follows (in thousands):


                                                              Non-compete
                              Date of   Purchase   Tangible    Agreements    Caah  Liabilities  Notes    Stock
     Name of Company        Acquisition   Price   Net Assets  and Goodwill   Paid    Assumed    Issued   Issued
--------------------------- ----------- ---------- ---------- ------------- -------- ---------- ------- ---------
Fiscal 1999

Amlin, Inc. dba Magic         01/99      $1,639     $6,019          $1,090  $1,639      $5,470     $---   $  ---
Marine
Sportsman's Haven             01/99       1,748      2,624             514   1,098       1,390     650       ---
Pier 68 Marina                02/99         738      2,218             562     408       2,043     329       ---
DSA Marine Sales &            04/99       2,147      4,798           1,597   2,147       4,248      --       ---
Service dba The Boatworks
Shelby Marine, Inc.           06/99       1,334      3,426           1,050     809       3,142      --       525
The New 3 Seas, Inc.          09/99       1,103      1,419           1,100       3       1,416      --     1,100

Fiscal 1998
-----------
Southeastern Marine           11/97      $1,730     $1,390          $  280  $1,606      $    -     $124   $  ---
Worthen Marine                12/97         287        142             145     287           -        -        -
HnR Marine                    04/98         359        359               -     359           -        -        -
Moore's Marine                05/98         777        376             401     777           -        -        -
Rodgers Marine                09/98         677      2,093             350     327       1,766        -      350


Pursuant to the purchase terms of The New 3 Three Seas acquisition, the Company agreed to issue 86,005 shares of its common stock valued at approximately $1.1 million upon the registration of such shares with the Securities and Exchange Commission pursuant to the Securities Act of 1933. At September 30, 1999, the value of this stock was accrued as a payable on the balance sheet. The shares of common stock were registered in November 1999 and accordingly issuance of these shares has been reflected in fiscal 2000.

The Company determined the valuation of the securities issued in its purchase transactions in accordance with Emerging Issues Task Force 95-19.

The Company's unaudited consolidated results of operations assuming all acquisitions accounted for under the purchase method of accounting had occurred on October 1, 1997 are as follows for the fiscal years ended September 30, 1999 and 1998:

                            Year Ended September 30,

                                       1999                          1998
                                       ----                          ----
Net Sales                          $206,994,000                  $197,365,000
Net Income                            7,668,000                     7,183,000
Diluted earnings per share                 1.74                          1.63

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

5. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                         September 30,
                                                    2000             1999
                                             -----------------------------------
                                             -----------------------------------

Deferred tax assets:
   Book over tax depreciation                       $ 204            $ 121

   Accrued salaries and wages                          71              136
                                             -----------------------------------

Total deferred tax assets                             275              257
Valuation allowance for deferred tax assets             -                -
                                             -----------------------------------
Net deferred tax assets                             $ 275            $ 257
                                             ===================================


Significant components of the provisions for income taxes are as follows (in thousands):

                                                                 Year ended September 30,
                                                        2000               1999                1998
                                                 ----------------------------------------------------------
Current expense:
         Federal                                          $507             $3,424              $2,791
         State                                              79                403                 410
                                                 ----------------------------------------------------------
Total current expense                                      586              3,827               3,201

Deferred expense (benefit):
         Federal                                           (19)                19                  17
         State                                               -                  -                   -
                                                 ----------------------------------------------------------
Total deferred expense (benefit)                           (19)                19                  17
                                                 ----------------------------------------------------------

Total provision for income taxes                          $567             $3,846              $3,218
                                                 ==========================================================



The differences between the effective tax rate and the U.S. federal statutory rate of 34% are reconciled as follows (in thousands):

                                                                 Year ended September 30,
                                                        2000               1999                1998
                                                 ----------------------------------------------------------

Income tax expense at the federal statutory rate
                                                          $498             $3,542              $2,986
State income taxes                                          79                403                 410
Other                                                      (10)               (99)               (178)
                                                 ----------------------------------------------------------
                                                          $567             $3,846              $3,218
                                                 ==========================================================


Income taxes paid were approximately $1,850,000; $1,563,000 and $4,207,000 in the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

6.  Stockholders' Equity

The Company has an Incentive Stock Option Plan (the "Plan") which originally provided for the issuance of up to 200,000 shares of the Company's common stock. The Plan provides for the granting of options (incentive stock options or non-statutory), stock appreciation rights and restricted shares to officers, key employees, non-employee directors and consultants to purchase shares of the Company's common stock. No stock appreciation rights or restricted shares have been issued under the Plan. Options vest generally over a five year period and expire in ten years from the date of grant.

In March 1998, the Company amended the Plan to provide that the aggregate number of shares of common stock that may be issued or transferred pursuant to awards under the Plan shall increase automatically effective on April 1 of each calendar year for the duration of the Plan so that the aggregate number of shares of common stock that may be issued or transferred pursuant to awards under the Plan is equal to 10% of the total number of shares of common stock issued and outstanding on April 1 of that year. Notwithstanding this provision, the amendment provides that (i) the aggregate number of shares of common stock that may be issued or transferred pursuant to awards under the Plan shall not be reduced in the event the total number of shares issued and outstanding decreases in any year, or (ii) the aggregate number of shares of common stock that may be issued or transferred pursuant to awards under the Plan shall not exceed 1,000,000 shares of common stock over the life of the Plan.



Total option activity for the years ended September 30, 2000, 1999 and 1998:

                                                                                              Weighted
                                                                        Range of Exercise      Average
                                                      Number of Shares        Prices       Exercise Price
                                                      -----------------------------------------------------

Outstanding at September 30, 1997                            265,033       $ 5.25 - $17.00     $ 7.58
   Granted                                                   100,750       $15.00 - $22.50     $20.83
   Exercised                                                 (36,200)      $ 5.25 - $13.125    $ 6.42
   Forfeited                                                  (6,300)      $ 9.00 - $13.125    $12.76
                                                      ------------------
Outstanding at September 30, 1998                            323,281       $ 5.25 - $22.50     $11.75
   Granted                                                     7,500       $14.50 - $20.00     $18.60
   Exercised                                                  (5,000)           $9.00          $ 9.00
   Forfeited                                                  (6,500)      $13.125- $19.00     $17.93
                                                      ------------------
Outstanding at September 30, 1999                            319,281       $ 5.25 - $22.50     $11.84
   Granted                                                   161,900       $3.1825- $9.375     $ 6.22
   Exercised                                                  (2,000)         $9.00            $ 9.00
   Forfeited                                                 (88,050)      $ 4.00 - $22.50     $13.19
                                                      ------------------
Outstanding at September 30, 2000                            391,131       $3.8125- $22.50     $ 9.20
                                                      ==================

Exercisable at September 30, 2000                            190,398       $ 5.25 - $22.50     $ 8.72
                                                      ==================

Options available for grant at September 30, 2000             50,072
                                                      ==================
Common stock reserved for issuance at September 30,
   2000                                                      441,203
                                                      ==================



The weighted-average remaining contractual life of options at September 30, 2000 and 1999 is approximately 7.08 and 6.94 years, respectively.


Options outstanding at September 30, 2000, are comprised of the following:

                                    Outstanding                                         Exercisable
                           -----------------------------------                  -------------------
                                                           Weighted Avg.
                   Range of Exercises    Weighted Avg.    Contractual Life  Number of Options    Weighted Avg.
      Options            Prices        Exercises Prices       in Years                          Exercise Price
------------------------------------------------------------------------------------------------------------------
      226,365       $3.8125 - $ 5.75        $ 5.36              7.20             108,865            $ 5.25
       86,266       $ 8.875 - $10.50        $ 9.10              6.69              49,233            $ 9.11
       11,000       $11.50 -  $15.00        $12.59              6.70               5,800            $12.28
       67,500       $20.00 -  $22.50        $21.48              7.26              26,500            $21.50
------------------------------------------------------------------------------------------------------------------
      391,131       $3.8125 - $22.50        $ 9.20              7.08             190,398            $ 8.72
==================================================================================================================

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

The assumptions used by the Company to determine the pro forma information regarding net income and earnings per share required by Statement No. 123 are as follows using the Black-Scholes model:

                                             Year Ended September 30,
                                     2000             1999             1998
                               --------------- ---------------- ----------------

     Risk-free interest rate            6.50%            6.00%            6.00%
     Dividend yield                       0%               0%               0%
     Expected life                     5 years          5 years          5 years
     Volatility                         64.5%            39.3%            39.3%

     The pro forma amounts under Statement No. 123 are as follows:

                                             Year Ended September 30,
                                      2000             1999             1998
                                   -----------      -----------      -----------

     Net income as reported (000's)   $897             $6,572           $5,563
     Pro forma net income (000's)     $738             $6,467           $5,467
     Diluted EPS - as reported        $0.20            $1.49            $1.26
     Pro forma - Diluted EPS          $0.17            $1.47            $1.24

The compensation expense associated with the fair value of the options calculated in 2000, 1999 and 1998 is not necessarily representative of the potential effects on reported net income in future years.

During fiscal 2000, the Company established a program to repurchase outstanding shares of its common stock in the open market from time to time. The Company has made purchases of its common stock pursuant to this program and has retired all such common shares repurchased. Repurchased shares of common stock consisted of the following for the years ended September 30:

                                              Year Ended September 30,
                                      2000               1999           1998
                                   -----------      ------------     -----------

     Shares Repurchased (000's)        15                -  0 -          - 0 -
     Total Purchase Price (000's)     $59                 n/a            n/a
     Average Price per Share          $3.92               n/a            n/a


7. Commitments and Contingencies

The Company is currently involved in several matters regarding pending or threatened litigation in the normal course of business. Management does not expect the ultimate resolution of these matters to have a material adverse effect on the Company's consolidated financial statements.

8.  Benefit Plan

The Company has a 401(k) retirement plan which is available to all full-time employees. The Company may, in its discretion, make matching contributions into the plan. Expenses related to the plan were not significant in the years ended September 30, 2000, 1999 and 1998.

9.       New Accounting Pronouncements

In September 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Because of the Company's minimal use of derivative financial instruments, the adoption of SFAS No. 133 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

In December  1999, the SEC staff issued Staff  Accounting  Bulletin 101 "Revenue
Recognition in Financial Statements" which provides guidance on revenue recognition issues. The Company is required to implement SAB 101 in fiscal 2001, but management does not believe the adoption of SAB 101 will have a material impact on the Company's financial position or results of operations.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", which further clarifies APB Opinion No. 25, "Accounting for Stock Issued to Employees". This interpretation did not have a material impact on the Company's financial position or its results of operations.

10.       Subsequent Events

Loan Transactions
-----------------

Effective December 15, 2000 the Company entered into a loan transaction in the amount of $641,250 with a commercial bank. The loan is secured by certain real estate and improvements in Midland, Texas and has monthly payments of principal and interest of approximately $6,447. The loan has a fixed interest rate of 8.85% and matures in December, 2005.

Effective December 26, 2000 the Company entered into a loan transaction in the amount of $4,450,000 with a commercial bank. The loan is secured by certain real estate and improvements in Atlanta, Georgia, Dallas, Texas and San Antonio, Texas. The loan has monthly payments of principal and interest of approximately $39,745.15. The loan has a variable interest rate initially set at 9.654% and matures in December, 2005. The proceeds of this loan were used, in part, to repay in full the mortgage note payable to bank with a balloon payment due in November, 2000 of $2,987,000. See Footnote #2 "Notes Payable and Other Short Term Obligations".

 The chart below reflecting the aggregate annual maturities required on notes payable has been revised to reflect the impact of the two aforementioned loans (in thousands):

Year ending
September 30 - Proforma to Reflect effect of Subsequent Loan transactions

     2001                                                          $   1,153
     2002                                                              1,630
     2003                                                                629
     2004                                                              1,539
     2005                                                                537
     Thereafter                                                        7,244
                                                              ------------------
                                                                   $  12,732

                                                              ==================



10.  Subsequent Events (continued)

Business Matters
----------------

On December 22, 2000, one of the Company's primary supplier's of outboard motors, Outboard Marine Corporation ("OMC") filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. The Company, in the ordinary course of its operations, has certain amounts due from and due to OMC. The Company believes that it has the benefit of certain rights of "off-set" that when implemented will result in the elimination of such amounts without a detrimental effect on its financial operations.

The Company also maintains a contract with an alternative supplier of outboard engines, Brunswick Corporation, covering the terms for the purchase of Mercury outboard motors.