Form 10-Q
period 2000-12-31
TRAVIS BOATS & MOTORS INC
filed 2001-02-14
CIK 1012734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [ ] No [X]


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Common Stock $.01 par value - 4,377,027 shares as of February 12, 2001.

                                     INDEX


PART I - FINANCIAL INFORMATION

Item 1:   Financial Statements (Unaudited):
               Condensed Consolidated Balance Sheet:
               December 31, 2000 and September 30, 2000....................    1

               Condensed Consolidated Statement of Operations:
               Three Months Ended December 31, 2000 and 1999...............    2

               Unaudited Condensed Consolidated Statement of Cash Flows:
               Three Months Ended December 31, 2000 and 1999...............    3

               Notes to Condensed Financial Statements.....................    4

Item 2:   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................    6


PART II - OTHER INFORMATION

Items 1 - 6................................................................   12

Signatures.................................................................   13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



Travis Boats & Motors, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
 ( in thousands, except share data )
                                                                            December 31,    September 30,
                                                                               2000             2000
                                                                          -------------    ----------------
                                                                          (unaudited)
ASSETS:
      Current assets:
            Cash and cash equivalents                                        $   3,059           $   2,971
            Accounts receivable, net                                            10,796              11,616
            Inventories, net                                                    98,799              78,079
            Deferred tax asset                                                      71                  71
            Income taxes recoverable                                             1,368               1,368
            Prepaid expenses and other                                           1,211                 923
                                                                          -------------    ----------------
              Total current assets                                             115,304              95,028

      Property and equipment:
            Land                                                                 5,819               5,819
            Buildings and improvements                                          15,150              14,713
            Furniture, fixtures and equipment                                    8,382               8,262
                                                                          -------------    ----------------
                                                                                29,351              28,794
            Less accumulated depreciation                                       (6,362)             (5,878)
                                                                          -------------    ----------------
                                                                                22,989              22,916

      Deferred tax asset                                                           204                 204

      Intangibles and other assets :
            Goodwill and non-compete agreements, net                            11,036              11,253
            Other assets                                                           239                 246
                                                                          -------------    ----------------
              Total assets                                                   $ 149,772           $ 129,647
                                                                          =============    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
            Accounts payable                                                 $   6,186           $   4,359
            Accrued liabilities                                                  1,831               1,826
            Amounts due for purchase of business                                     0
                                                                                                         0

            Income taxes payable                                                (1,676)                  0
            Floor plan and revolving line of
            credit                                                              94,717              73,282
            Current portion of notes payable and other short-term                1,170               4,613
            obligations

                                                                          -------------    ----------------
              Total current liabilities                                        102,228              84,080

      Notes payable, less current portion                                       11,309               6,015

      Stockholders' equity

              Serial Preferred stock, $.01 par value,
      1,000,000 shares
                      authorized, no shares outstanding
            Common Stock, $.01 par value, 50,000,000 authorized,
                 4,381,027 and 4,399,027 issued and outstanding at
                 December 31, 2000 and September 30, 2000, respectively             44                  44
            Paid-in capital                                                     15,404              15,464
            Retained earnings                                                   20,787              24,044
                                                                          -------------    ----------------
              Total stockholders' equity                                        36,235              39,552

                                                                          -------------    ----------------
              Total liabilities and stockholders' equity                     $ 149,772           $ 129,647
                                                                          =============    ================

       See notes to unaudited condensed consolidated financial statements



Travis Boats & Motors, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share data and store count)

                                                                       Three months ended
                                                                          December 31,

                                                                    2000              1999
                                                                -------------------------------

Net sales..................................................      $    24,084       $    23,627
Cost of goods sold.........................................           18,306            17,653
                                                                -------------     -------------

Gross profit...............................................            5,778             5,974

Selling, general and administrative........................            8,379             7,651
Depreciation and amortization..............................              700               624
                                                                -------------     -------------
                                                                       9,079             8,275

Operating loss.............................................           (3,301)           (2,301)
Interest expense...........................................           (1,847)           (1,374)
Other income...............................................               11                 9
                                                                -------------     -------------

Loss before income taxes...................................           (5,137)           (3,666)
Income tax benefit.........................................           (1,881)           (1,344)
                                                                -------------     -------------

Net Loss...................................................          ($3,256)          ($2,322)
                                                                =============     =============

Basic and Diluted Loss Per Share...........................           ($0.74)           ($0.53)

Weighted avg. basic and dilutive common shares outstanding.        4,387,228         4,376,503

Stores open at end of period...............................               39                38
                                                                =============     =============

       See notes to unaudited condensed consolidated financial statements



Travis Boats & Motors, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flow
(in thousands)

                                                                                           Three months ended
                                                                                              December 31,

                                                                                       2000                1999
                                                                                   ----------------------------------
Operating activities:
Net Loss                                                                                 ($3,256)            ($2,322)
Adjustments to reconcile net loss to net cash used in
  Operating activities:
      Depreciation..............................................................             481                 412
      Amortization..............................................................             219                 212
      Changes in operating assets and liabilities
           Accounts receivable..................................................             820               3,094
           Prepaid expenses.....................................................            (288)                138
           Inventories..........................................................         (20,720)            (28,203)
           Other assets.........................................................               7                (237)
           Accounts payable.....................................................           1,827                 (74)
           Accrued liabilities..................................................               5                (578)
           Income tax benefit...................................................          (1,676)             (1,805)
           Unearned revenue.....................................................               0                 785

                                                                                   --------------     ---------------
      Net Cash used in operating activities.....................................         (22,581)            (28,578)

      Investing Activities:
      Purchase of businesses....................................................               0                 (30)
      Purchase of property and equipment........................................            (557)               (919)

                                                                                   --------------     ---------------
      Net cash used in investing activities                                                 (557)               (949)

      Financing activities:

      Net increase in notes payable and other short term obligations............          23,286              30,654
      Net proceeds (payments) from issuance
         (repurchase) of common stock                                                        (60)                  0
                                                                                   --------------     ---------------
      Net cash provided by financing activities.................................          23,226              30,654
      Change in cash and cash equivalents.......................................              88               1,127
      Cash and cash equivalents, beginning of period............................           2,971               4,125

                                                                                   --------------     ---------------
      Cash and cash equivalents, end of period..................................       $   3,059          $    5,252
                                                                                   ==============     ===============

       See notes to unaudited condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Travis Boats & Motors, Inc. and subsidiaries (collectively, the Company) without audit. In the opinion of management, such financial statements include all adjustments (consisting of only recurring accruals) necessary to present fairly the financial position at December 31, 2000; and the interim results of operations and cash flows for the three month periods ended December 31, 2000 and 1999. The condensed consolidated balance sheet at September 30, 2000, presented herein, has been prepared from the audited consolidated financial statements of the Company for the fiscal year then ended.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended September 30, 2000. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the fiscal year ended September 30, 2000 included in the Company's annual Report on Form 10-K.

The results of operations for the three month period ended December 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 - NET LOSS PER COMMON SHARE

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

Statement 128 requires the calculation of earnings per share to exclude common stock equivalents when the inclusion of such would be anti-dilutive. In the quarters ended December 31, 2000 and 1999, the inclusion of common stock equivalents would have been anti-dilutive based upon the net loss posted by the Company. As such, all common stock equivalents were excluded.

The following table sets forth the computation of basic and diluted net loss per share:

                                    Three Months Ended        Three Months Ended
                                     December 31, 2000         December 31, 1999
                                    ------------------        ------------------
Numerator:
         Net loss                      ($3,256,000)              ($2,322,000)
                                    --------------------------------------------
Denominator:
         Denominator for basic
         Earnings per share -
         Weighted avg. shares            4,387,228                 4,376,503

Effect of dilutive securities:
         Employee stock options           -------                   -------
                                    --------------------------------------------

Dilutive potential common shares          -------                   -------

Denominator for diluted earnings
         Per share - adjusted
         Weighted average shares         4,387,228                 4,376,503
         And assumed conversions
                                    --------------------------------------------

Basic loss per share                      ($0.74)                    ($0.53)
                                    --------------------------------------------

Diluted loss per share                    ($0.74)                    ($0.53)
                                    --------------------------------------------


As of December 31, 2000, the Company had issued and outstanding incentive stock options to certain officers, directors and employees totaling 366,131 shares which had a strike price exceeding the closing price of the Company's common stock on such date. The 366,131 option shares have a weighted average strike price of $7.51 and a weighted average outstanding remaining life of 6.98 years.

NOTE 3 - STOCKHOLDERS' EQUITY

During fiscal 2000, the Company established a program to repurchase outstanding shares of its common stock in the open market from time to time. The Company has made purchases of its common stock pursuant to this program and has retired all such common shares repurchased. Repurchased shares of common stock consisted of the following as of December 31, 2000:

     Shares Repurchased (000's)                 33
     Total Purchase Price (000's)               $119
     Average Price per Share                    $3.61


NOTE 4 - COMPREHENSIVE INCOME For the quarters ended December 31, 2000 and 1999, the Company recorded no comprehensive income items, therefore Comprehensive Net Loss equaled Net Loss.

Item 2. Management's Discussion And Analysis Of Financial Conditions And Results Of Operations

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

Results of Operations
---------------------

Quarter  Ended,  December 31, 2000 Compared to the Quarter  Ended,  December 31,
1999

Net sales. Net sales increased by 2.1% to approximately $24.1 million in the first quarter of fiscal 2001 from approximately $23.6 million in the first quarter of fiscal 2000. The primary component of the increase in net sales has been the result of the newly opened store locations during fiscal 2000 in Stuart (Jupiter) and Pompano, Florida. The increase in net sales was partially offset by a decrease in comparable store sales of 16.0% (34 stores in base) for the quarter ended December 31, 2000. Management believes the decrease in comparable store sales was related to various factors including poor weather, higher overall interest rates, erratic levels of consumer confidence and sales results in the Company's Winchester, Tennessee and Ft. Walton Beach, Florida store locations. Net sales in these markets were affected by the Company experiencing sales of several large boats ("cruisers") and a bulk sale of motor oil in the prior December 1999 quarter, without similar sales in the quarter ended December 31, 2000.

Gross profit. Gross profit decreased to approximately $5.8 million in the first quarter of fiscal 2001 from approximately $6.0 million in the same quarter of fiscal 2000, while gross profit as a percent of net sales also decreased to 24.0% from 25.3% during the same periods. The decrease in total gross profit, both in actual dollars and as a percent of net sales, was primarily related to the Company offering additional incentives generally during the months of October and November, 2000 on certain of its boats. These incentives were part of the Company's inventory reduction plan implemented previously during the summer of the recently completed 2000 fiscal year.

F&I Products. We offer our customers the ability to purchase extended service contracts and insurance coverages, including credit life and accident/disability coverages (collectively "F&I Products"). The extended service contracts provide customers with coverage for mechanical engine breakdown for a period (usually 36 or 48 months) beginning after the stated warranty term of the original manufacturer expires. The insurance coverages provide the customer with funds to repay a portion or all of their boat loan in the event of death, disability or other covered event.

Since we have business relationships with numerous financial lenders we also offer to assist our customers in obtaining financing for their boat purchase. If the customer purchases F&I Products or utilizes financing we have helped arrange, we earn commissions based upon our total volume of sales or the amount of mark-up we charge over the cost of the products.

Net sales attributable to F&I Products contributed approximately $659,000, or 11.4%, of total gross profit in the first quarter of fiscal 2001, compared to approximately $652,000, or 10.9%, of total gross profit for the first quarter of the prior fiscal year. All costs and expenses associated with the sale of F&I Products are included in selling, general and administrative expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by 9.1% to approximately $8.4 million in first quarter of fiscal 2001 from approximately $7.7 million for the first quarter of fiscal 2000. Similarly, selling, general and administrative expenses as a percent of net sales increased to 34.8% in the first quarter of fiscal 2001 from 32.4% for the first quarter of fiscal 2000. The increase, both in actual dollars and as a percent of net sales, was primarily attributable to the expenses related to operating a larger network of sales locations and increased advertising and marketing expenditures.

Depreciation and Amortization Expenses. Depreciation and amortization expenses, as a percent of net sales, increased in the first quarter of fiscal 2001, to 2.9% from 2.6% in the same quarter of the prior fiscal year. The increase, as a percent of net sales, was primarily attributable to the depreciation expenses of the Company's recently completed superstore location in Atlanta, Georgia and other improvements to its asset infrastructure.

Interest expense. Interest expense increased by 34.4% to approximately $1,847,000 in the first quarter of fiscal 2001 from approximately $1,374,000 in the first quarter of fiscal 2000. Interest expense, as a percent of net sales, increased to 7.7% from 5.8% in the quarterly periods ended December 31, 2000 and 1999, respectively. The increased interest expense, both in actual dollars and as a percent of net sales, was primarily the result of higher balances on the Company's floor plan and revolving bank lines necessary to support inventory, working capital and the growth in the fixed asset requirements for the larger store network. Interest expense was also negatively impacted by an increase in the Company's short term borrowing rates relative to the same period of the prior year.

Net loss. The Company posted a net loss of approximately $3.3 million for the first quarter of fiscal 2001. This represents an increase of 43.5% from the net loss of approximately $2.3 million in the first quarter of fiscal 2000. As a percentage of net sales, the Company posted a net loss of 13.7% and 9.8% for the first quarter of fiscal 2001 and 2000, respectively.

Liquidity and Capital Resources
-------------------------------

The Company's short-term cash needs are primarily for working capital to support operations, including inventory requirements, off-season liquidity and store or infrastructure expansion. These short-term cash needs have historically been financed with cash from operations and borrowings under the Company's borrowing agreements. At December 31, 2000, the Company had working capital of approximately $13.1 million, centered in approximately $98.8 million in inventories, offset by approximately $94.7 million in short-term revolving/floorplan credit lines outstanding under its borrowing agreements. As of December 31, 2000, the aggregate maximum borrowing limit pursuant to the borrowing agreements was $112.3 million, of which the Company's eligibility to borrow additional sums up to the maximum is pursuant to the borrowing base formula. The Company's borrowing base formula allows the Company to borrow against substantially all of its new and used inventory as well as certain accounts receivable in determining its maximum borrowing availability. "See Subsequent Event".

Operating activities used cash of $22.6 million for the first three months of fiscal 2001 due primarily to the net increases of $20.7 million in inventories and the reported seasonal net loss. The first quarter historically represents the "off" or "slow" selling season for the Company (see "Seasonality"). Inventory growth traditionally builds during the first quarter in preparation for the selling season which begins with boat and recreation shows occurring in January and February in certain market areas in which the Company conducts business. This inventory level generally falls to an annual low point during the Company's fourth fiscal quarter.

Merchandise inventories were approximately $98.8 million and approximately $78.1 million as of December 31, 2000 and September 30, 2000, respectively.

The Company used net cash in investing activities of approximately $0.6 million in the first three months of fiscal 2001 as the Company continued to renovate stores to superstore standards and update certain facilities with its standard superstore trade dress awnings, pole signage and neon.

Financing activities for the three months ended, December 31, 2000 provided approximately $23.2 million of cash flows primarily from the net proceeds of borrowings under the Company's borrowing agreements. The agreements include borrowing agreements entered into in January, 2000 with Transamerica Distribution Finance ("TDF") and Deutsche Financial Services ("DFS") in the principal amounts of $50.0 million and $60.0 million, respectively. These borrowing agreements, which contain substantially similar terms and have maturity dates of January 2003, provide for a combined borrowing at various sub-prime based or LIBOR based interest rates. Borrowings are pursuant to a borrowing base formula and are used primarily to finance inventory purchases and for general working capital requirements. Substantially all inventory, accounts receivable and intangible assets collateralize these borrowing agreements. The terms of the borrowing agreements also provide for: (i) fees for administrative monitoring, (ii) fees for unused portions of available credit, and (iii) pre-payment fees in the event of the Company's termination of such floor plans prior to their stated maturity dates in January, 2003. The borrowing agreements also include restrictive loan agreements containing various loan covenants and borrowing restrictions, including minimum financial ratios (governing net worth, current assets, debt to worth percentages and cash flow coverage requirements based upon interest expense and monthly principal and interest payments on debts). The payment of dividends or repurchases of the Company's common stock are also substantially limited. "See Subsequent Event".

The Company's borrowing agreements and internally generated working capital should be sufficient to meet the Company's cash requirements in the near future.

Liquidity and Capital Resources - Subsequent Event
--------------------------------------------------

Effective with the company's financial results for the period ended September 30, 2000 and December 31, 2000, the Company was in violation of several financial ratio covenants with TDF and DFS. However, on January 16, 2001, the Company received written waivers from each lender and, accordingly amended and restated the borrowing agreements to provide for modified ratio levels for each quarterly period through and including September 30, 2001. The amended borrowing agreements, which mature in January 2003, continue to provide for a total of $110 million in inventory floor plan financing and working capital borrowings. Interest on the borrowing agreements ranges from the lender's prime rate minus 0.25% to LIBOR plus 3.0%. The Company believes that the financial covenants established in the amended borrowing agreements will be achieved based upon the Company's current and anticipated performance. Based upon management's Fiscal 2001 operating plan, including the sale/leaseback or refinancing of certain assets, if necessary, and availability under the borrowing agreements, the Company believes that there is adequate liquidity to fund the Company's operations and to make required principal payments under the two borrowing agreements and other outstanding debt. However, material shortfalls or variances from anticipated performance could require the Company to seek further amendment to the amended borrowing agreements or alternate sources of financing. Management believes the Company is currently in compliance with all other terms and conditions of its borrowing agreements.

Seasonality
-----------

The Company's business, as well as the sales demand for various types of boats, tends to be highly seasonal. Strong sales typically begin in January with the onset of the public boat and recreation shows, and continue through July. Over the previous three fiscal years, the average annual net sales for the quarterly periods ended March 31 and June 30 represented approximately 25% and 40%, respectively, of the Company's annual net sales. With regard to net income, the Company historically generates profits in three of its fiscal quarters and experiences operating losses in the quarter ended December 31 due to a broad seasonal slowdown in sales. During the quarter ended September 30, inventory typically reaches its lowest levels and accumulated cash reserves reach the highest levels. During the quarter ended December 31, the Company generally builds inventory levels in preparation for the upcoming selling season which begins with boat and recreation shows occurring during January through March in certain market areas in which the Company conducts business. Travis Boats' operating results would be materially and adversely affected if net sales were to fall significantly below historical levels during the months of January through June.

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

Cautionary Statement for purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

Other than statements of historical fact, all statements contained in this Report on Form 10-Q, including statements in "Item 1. Business", and "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934 that involve a number of uncertainties. The actual results of the future events described in the forward-looking statements in this Report on Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: general economic conditions, competition and government regulations, as well as the risks and uncertainties discussed in this Report on Form 10-Q, including without limitation, the matters discussed in "Risk Factors" and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements, including the Company's Report on Form 10-K for the Fiscal Year ended September 30, 2000. All forward-looking statements in this Report on Form 10-Q are expressly qualified in their entirety by the cautionary statements in this paragraph.

Other Business Matter - Bankruptcy of Significant Supplier
----------------------------------------------------------

On December 22, 2000, one of the Company's primary supplier's of outboard engines, Outboard Marine Corporation ("OMC") filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. The bankruptcy filing has terminated our master agreement under which we purchased outboard engines, which otherwise would have expired on June 30, 2001. The Company, in the ordinary course of its operations, has certain amounts due from and due to OMC. The Company believes that it has the benefit of certain rights of "off-set" that when implemented will result in the elimination of such amounts without a detrimental effect on its financial operations.

On February 9, 2001, a federal bankruptcy judge approved the sale of OMC's main assets to Bombardier, Inc. and Genmar Holdings, Inc. Under the deal, Canadian based Bombardier takes over OMC's Johnson and Evinrude outboard engine brands and Minneapolis based Genmar takes over OMC's boat lines. Travis Boats currently has business relationships with both Bombardier and with Genmar as each company is active in the marine industry, however additional details of the OMC transaction are not yet available.

The Company also maintains a contract with an alternative supplier of outboard engines, Brunswick Corporation, covering the terms for the purchase of Mercury outboard motors. However, if it becomes necessary to secure additional alternative sources of outboard engines at similar quality and prices, we could experience inventory shortfalls, which if severe enough could cause significant disruptions and delays in our sales, and therefore, harm our financial condition. Also, if OMC were unable to secure or provide warranty coverage for their outboard engines, we may experience reduced demand for OMC products which could cause significant disruptions and delays in our sales, and therefore, harm our financial conditions.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time,  the  Company is involved  in  litigation  relating to claims arising from its normal business operations. Currently, the Company is a defendant in several lawsuits. Some of these lawsuits involve claims for substantial amounts. While the ultimate outcome of these lawsuits cannot be ascertained, after consultation with counsel, the Company believes the resolution of these suits will not have a material adverse effect on the Company's financial condition or results of operations. However, there can be no assurance as to the ultimate outcome of these matters.

Item 2.  Change in Securities

Not applicable

Item 3.  Defaults Upon Senior Securities

See Part 1 - Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources - Subsequent Events

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibit                                           Incorporated by
          Number                   Description                Reference to
          -------                  -----------              ---------------

          Exhibit 27          Financial Data Schedule       Filed herewith

     (b)  Reports on Form 8-K
          -------------------

          The Company has not filed any reports on Form 8-K for the quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: February 14, 2001     Travis Boats & Motors, Inc.



                            By: /s/ Michael Be. Perrine
                                ------------------------------------------------
                                             Michael B. Perrine
                                Chief Financial Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)