Form 10-Q
period 2001-03-31
TRAVIS BOATS & MOTORS INC
filed 2001-05-15
CIK 1012734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [ ] No [X ]


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

As of May 11, 2001, the registrant had 4,377,027 share of its Common Stock $.01 par value outstanding.


                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements (Unaudited):
                           Condensed Consolidated Balance Sheet:
                           March 31, 2001 and September 30, 2000...................................................1

                           Condensed Consolidated Statement of Operations:
                           Three and Six Months Ended March 31, 2001 and 2000......................................2

                           Unaudited Condensed Consolidated Statement of Cash Flows:
                           Six Months Ended March 31, 2001 and 2000................................................3

                           Notes to Condensed Financial Statements.................................................4

Item 2:..Management's Discussion and Analysis of Financial
                           Condition and Results of Operations.....................................................5



PART II - OTHER INFORMATION

Items 1 - 6........................................................................................................9

Signatures........................................................................................................10


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



Travis Boats & Motors, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
 ( in thousands, except share data )
                                                                              March 31,      September 30,
                                                                               2001              2000
                                                                          ----------------   --------------
                                                                            (unaudited)
ASSETS:
      Current assets:
            Cash and cash equivalents                                           $   5,943        $   2,971
            Accounts receivable, net                                               19,760           11,616
            Inventories, net                                                       93,405           78,079
            Deferred tax asset                                                         71               71
            Income taxes recoverable                                                1,372            1,368
            Prepaid expenses and other                                              1,545              923
                                                                                ----------       ----------
              Total current assets                                                122,096           95,028

      Property and equipment:
            Land                                                                    5,982            5,819
            Buildings and improvements                                             15,296           14,713
            Furniture, fixtures and equipment                                       8,332            8,262
                                                                                ----------       ----------
                                                                                   29,610           28,794
            Less accumulated depreciation                                          (6,864)          (5,878)
                                                                                ----------       ----------
                                                                                   22,746           22,916

      Deferred tax asset                                                              204              204

      Intangibles and other assets :
            Goodwill and non-compete agreements, net                               10,819           11,253
            Other assets                                                              320              246
                                                                                ----------       ----------
              Total assets                                                      $ 156,203        $ 129,647
                                                                                ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
            Accounts payable                                                    $  10,006        $   4,359
            Accrued liabilities                                                     1,329            1,826
           Amounts due for purchase of business                                         0                0
            Income taxes payable                                                        0                0
            Floor plan and revolving line of credit                                95,686           73,282
            Current portion of notes payable and other short-term obligations       1,160            4,613
                                                                                ----------       ----------
              Total current liabilities                                           104,581           84,080


      Notes payable, less current portion                                          11,010            6,015

      Stockholders' equity
              Serial Preferred stock, $.01 par value, 1,000,000 shares
                      Authorized, no shares outstanding
            Common Stock, $.01 par value, 50,000,000 authorized,
                 4,377,027 and 4,399,027 issued and outstanding at
                 March 31, 2001 and September 30, 2000, respectively                   44               44
            Paid-in capital                                                        15,391           15,464
            Retained earnings                                                      21,559           24,044
                                                                                ----------       ----------
              Total stockholders' equity                                           36,994            9,552

                                                                                ----------       ----------
              Total liabilities and stockholders' equity                         $156,203         $129,647
                                                                                ==========       ==========



       See notes to unaudited condensed consolidated financial statements


Travis Boats & Motors, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share data and store count)


                                                                         Three months ended                Six months ended
                                                                              March 31,                         March 31,
                                                                       2001              2000             2001            2000
                                                                ----------------------------------------------------------------
Net sales                                                       $     57,621      $     57,385      $    81,604     $    81,012
Cost of goods sold                                                    43,523            42,549           61,829          60,202
                                                                -------------     -------------     ------------    ------------

Gross profit                                                          13,998            14,836           19,775          20,810

Selling, general and administratiave                                  10,264            10,567           18,642          18,218
Depreciation and amortization                                            724               629            1,424           1,253
                                                                -------------     -------------     ------------    ------------
                                                                      10,988            11,196           20,066          19,471

Operating Income/(Loss)                                                3,010             3,640             (291)          1,339
Interest expense                                                      (1,926)           (1,768)          (3,773)         (3,142)
Other income                                                              27                 8               37              17
                                                                -------------     -------------     ------------    ------------

Income before income taxes                                             1,111             1,880           (4,027)         (1,786)
Provision for income taxes                                               321               690           (1,561)           (654)
                                                                -------------     -------------     ------------    ------------

Net Income/(Loss)                                               $        790      $      1,190      $    (2,466)    $    (1,132)
                                                                =============     =============     ============    ============
Basic and Diluted Earnings (Loss) Per Share                     $       0.18      $       0.27      $     (0.57)    $     (0.26)

Weighted avg. basic and dilutive common shares outstanding         4,378,383         4,487,134        4,382,854       4,394,168

Stores open at end of period                                              39                39               39              39
                                                                =============     =============     ============    ============

       See notes to unaudited condensed consolidated financial statements



Travis Boats & Motors, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flow
(in thousands)

                                                                                              Six months ended
                                                                                                   March 31,
                                                                                          2001                2000
                                                                                   ----------------------------------
Operating activities:
Net Loss                                                                             $  (2,466)           $ (1,132)
Adjustments to reconcile net loss to net cash used in
  Operating activities:
      Depreciation......... ....................................................           984                 830
      Amortization..............................................................           440                 423
      Changes in operating assets and liabilities
           Accounts receivable..................................................        (8,144)             (5,076)
           Prepaid expenses.....................................................          (622)               (609)
           Inventories..........................................................       (15,326)            (34,230)
           Other assets.........................................................           (74)               (358)
           Accounts payable.....................................................         5,647               2,061
           Accrued liabilities..................................................          (497)             (1,332)
           Income tax benefit...................................................           (22)             (2,895)
           Unearned revenue.....................................................             0               1,143

                                                                                      ---------           ---------
      Net Cash used in operating activities.....................................       (20,080)            (41,175)

      Investing Activities:
      Purchase of businesses....................................................             0                 (94)
      Purchase of property and equipment........................................          (821)             (2,197)
                                                                                     ----------           ---------
      Net cash used in investing activities                                               (821)             (2,291)

      Financing activities:

      Net increase in notes payable and other short term obligations............        23,946              44,294
      Net payments for repurchase of common stock                                          (73)                  0
                                                                                     ----------           ---------
      Net cash provided by financing activities.................................        23,873              44,294
      Change in cash and cash equivalents.......................................         2,972                 828
      Cash and cash equivalents, beginning of period............................         2,971               4,125
                                                                                     ----------           ---------
      Cash and cash equivalents, end of period..................................     $   5,943            $  4,953
                                                                                     ==========           =========


       See notes to unaudited condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Travis Boats & Motors, Inc. and subsidiaries (collectively, the Company) without audit. In the opinion of management, such financial statements include all adjustments (consisting of only recurring accruals) necessary to present fairly the financial position at March 31, 2001; and the interim results of operations and cash flows for the three and six month periods ended March 31, 2001 and 2000. The condensed consolidated balance sheet at September 30, 2000, presented herein, has been prepared from the audited consolidated financial statements of the Company for the fiscal year then ended.

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

The results of operations for the three and six month periods ended March 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 - NET INCOME (LOSS) PER COMMON SHARE

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

Statement 128 requires the calculation of earnings per share to exclude common stock equivalents when the inclusion of such would be anti-dilutive. In the six month periods ended March 31, 2001 and 2000, respectively, the inclusion of common stock equivalents would have been anti-dilutive based upon the net loss posted by the Company. As such, all common stock equivalents were excluded.

The following table  sets forth the  computation of basic and diluted net income
(loss) per share:


                                          Three Months Ended               Six Months Ended
                                               March 31                         March 31
                                        2001              2000            2001            2000
                                        ----              ----            ----            ----
Numerator:
         Net income (Loss)          $  790,000        $ 1,190,000     $ (2,466,000)   $ (1,132,000)
Denominator:
         Denominator for basic
         earnings per share -
         weighted avg. shares        4,378,383          4,412,027        4,382,854       4,394,168

Effect of dilutive securities:
         Employee stock options      ---------             75,107        ---------       ---------
                                     -------------------------------------------------------------

Denominator for diluted earnings
         per share - adjusted
         weighted average shares     4,378,383          4,487,134        4,382,854       4,394,168
         and assumed conversions
                                     -------------------------------------------------------------

Basic earnings (Loss) per share         $.18               $.27            ($.56)          ($.26)
                                     -------------------------------------------------------------

Diluted earnings (Loss) per share       $.18               $.27            ($.56)          ($.26)
                                     -------------------------------------------------------------


As of March 31, 2001, the Company had issued and outstanding incentive stock options to certain officers, directors and employees totaling 366,131 shares which had a strike price exceeding the closing price of the Company's common stock on such date. The 366,131 option shares have a weighted average strike price of $7.51 and a weighted average outstanding remaining life of 6.98 years.

NOTE 3 - STOCKHOLDERS' EQUITY

During fiscal 2000, the Company established a program to repurchase outstanding shares of its common stock in the open market from time to time. The Company has made purchases of its common stock pursuant to this program and has retired all such common shares repurchased. Repurchased shares of common stock consisted of the following as of March 31, 2001:



     Shares Repurchased                           37,000
     Total Purchase Price                       $132,000
     Average Price per Share                    $3.57


NOTE 4 - COMPREHENSIVE INCOME

For the quarters ended March 31, 2001 and 2000, Comprehensive Net Income equaled Net Income.

For the six month periods ended March 31, 2001 and 2000, the Company recorded no comprehensive income items, therefore Comprehensive Net Loss equaled Net Loss.

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

Results of Operations
---------------------

Quarter Ended, March 31, 2001 Compared to the Quarter Ended, March 31, 2000 and Six Months Ended, March 31, 2001 Compared to the Six Months Ended, March 31, 2000.

Net sales. Net sales increased to approximately $57.6 million in the second quarter of fiscal 2001 from $57.4 million in the second quarter of fiscal 2000. For the six months ended, March 31, 2001, net sales increased to $81.6 million from $81.0 million during the same period of the prior year.

The primary component of the increase in net sales during fiscal 2001 has been the result of the store locations opened during fiscal 2000 in Stuart (Jupiter) and Pompano, Florida. The increase in net sales for the quarter and six months ended March 31, 2001 was partially offset by decreases in comparable store sales of 5.6% (34 stores in base) and 8.7% (34 stores in base), during the respective periods. Management believes the decrease in comparable store sales was related to various factors including poor weather, higher overall interest rates, erratic levels of consumer confidence and an overall weak economic environment.

Gross profit. Gross profit decreased by 5.6% to approximately $14.0 million in the second quarter of fiscal 2001 from $14.8 million in the same quarter of fiscal 2000. Gross profit, as a percent of net sales, decreased to 24.3% from 25.8% during the same periods. For the six months ended, March 31, 2001, gross profit decreased 5.0% to $19.8 million from $20.8 million in the same period of the prior year. Gross profit, as a percent of sales, decreased to 24.2% from 25.7% during the same period.

The decrease in gross profit, both in actual dollars and as a percent of net sales, was primarily related to the Company and certain of its manufacturers offering additional incentives and rebates on various models of boats and outboard engines. The manufacturer incentives and rebates were developed by the manufacturers as part of an effort to stimulate sales as the overall industry sales performance has been soft. Additionally, the Company has developed other incentives as part of its ongoing inventory reduction plan implemented previously during the summer of the recently completed 2000 fiscal year. Management believes that these programs or similar levels of additional incentives and rebates will continue for at least the remainder of fiscal 2001. While these programs have impacted gross profit, the Company has been successful in reducing overall inventory levels.

F&I Products. We offer our customers the ability to purchase extended service contracts and insurance coverages, including credit life and accident/disability coverages (collectively "F&I Products"). The extended service contracts provide customers with coverage for mechanical engine breakdown for a period (usually 36 or 48 months) beginning after the stated warranty term of the original manufacturer expires. The insurance coverages provide the customer with funds to repay a portion or all of their boat loan in the event of death, disability or other covered event. Since we have business relationships with numerous financial lenders we also offer to assist our customers in obtaining financing for their boat purchase. If the customer purchases F&I Products or utilizes financing we have helped arrange, we earn commissions based upon our total volume of sales or the amount of mark-up we charge over the cost of the products sold.

     Net sales of these products contributed approximately $2.0 million, or 14.3%, of total gross profit in the second quarter of fiscal 2001, as compared to $2.4 million or 16.2%, of total gross profit for the second quarter of the prior fiscal year. For the six months ended, March 31, 2001, net sales attributable to F&I Products accounted for $2.6 million, or 13.1% of the total gross profit, compared to $3.1 million or 15.0%, for the same period of the prior year. Net sales attributable to F&I Products are reported on a net basis, therefore, all of such sales contribute directly to the Company's gross profit. The costs associated with the sale of F&I Products are included in selling, general and administrative expenses. Management attributes the reduced sales of F&I Products due primarily to lower overall yields paid by lenders for originating customer finance contracts and competitive pressures on finance rates (which resulted in lower net spreads achieved in the placement of customer financing). Decreases in the percentage of customers buying these products

(which is referred to as "sell-through"), particularly by purchasers of the larger, more expensive boats and reduced customer demand for certain insurance products have also been limiting factors.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $10.6 million in second quarter of fiscal 2001 from $10.5 million for the second quarter of fiscal 2000. Selling, general and administrative expenses, as a percent of net sales, decreased to 17.8% in the second quarter of fiscal 2001 from 18.4% for the second quarter of fiscal 2000. For the six months ended March 31, 2001, selling, general and administrative expenses were $18.6 million, or 22.8% as a percentage of net sales, versus $18.2 million, or 22.4% as a percentage of net sales in the same period of the prior fiscal year

The decrease in selling, general and administrative expenses, both in actual dollars and as a percent of net sales, for the quarter ended March 31, 2001 versus the same quarter of the prior year was primarily attributable to the reduction in wages, commissions and travel/entertainment expenses. The Company has managed headcount primarily through attrition and selective position consolidation. The reduction in overall expenses was offset by increases in certain expenses such as utilities, insurance, fuel costs and rent/lease expense.

     Depreciation and Amortization Expenses. Depreciation and amortization expenses increased by 15.1% to $724,000 in the second quarter of fiscal 2001
from  $629,000  for  the  second  quarter  of  fiscal  2000.   Depreciation  and
amortization expenses, as a percent of net sales, increased to 1.3% in the second quarter of fiscal 2001 from 1.1% for the second quarter of fiscal 2000. Depreciation and amortization expenses, as a percentage of net sales, increased to 1.7% for the six months ended March 31, 2001, versus 1.5% in the same period of the prior fiscal year.

The increase in depreciation and amortization expenses, both in actual dollars and as a percent of net sales, was primarily attributable to the depreciation expenses of the Company's recently completed superstore location in San Antonio, Texas and other improvements to its asset infrastructure.

Interest expense. Interest expense increased to $1.9 million in the second quarter of fiscal 2001 from $1.8 million in the second quarter of fiscal 2000, while interest expense, as a percent of net sales, increased to 3.3% from 3.1% of net sales in the second quarter of both fiscal 2001 and fiscal 2000, respectively. For the six months ended March 31, 2001, interest expense increased to $3.8 million from $3.1 million in the same period of the prior year and interest expense as a percent of net sales increased to 4.7% from 3.9%.

Interest expense, both in actual dollars and as a percent of net sales, was negatively impacted by an increase in the Company's short term borrowing rates relative to the same periods of the prior year and the incremental interest expense incurred on the additional long term debt related to the Company's new superstore in San Antonio, Texas and other real estate holdings.

Net profit/(loss). The Company posted a net profit of approximately $790,000 for the second quarter of fiscal 2001 versus a net profit of approximately $1.2 million in the second quarter of fiscal 2000. For the six months ended March 31, 2001 and 2000, the Company posted net losses of $2.5 million and $1.1 million, respectively.

Liquidity and Capital Resources
-------------------------------

The Company's short-term cash needs are primarily for working capital to support operations, including inventory requirements, off-season liquidity and store or infrastructure expansion. These short-term cash needs have historically been financed with cash from operations and borrowings under the Company's borrowing agreements. At March 31, 2001, the Company had working capital of approximately $13.9 million, centered in approximately $93.4 million in inventories, offset by approximately $95.7 million in short-term revolving/floorplan credit lines outstanding under its borrowing agreements. As of March 31, 2001, the aggregate maximum borrowing limit pursuant to the borrowing agreements was $110.0 million, of which the Company's eligibility to borrow additional sums up to the maximum is pursuant to the borrowing base formula. The Company's borrowing base formula allows the Company to borrow against substantially all of its new and used inventory as well as certain accounts receivable in determining its maximum borrowing availability. "See Subsequent Event".

Operating activities used cash of $20.1 million for the first six months of fiscal 2001 due primarily to the net increases of $15.3 million in inventories, $8.1 million in accounts receivable and the reported net loss. The first quarter historically represents the "off" or "slow" selling season for the Company (see "Seasonality"). The Company's selling season typically begins with boat and recreation shows occurring in January - March in certain market areas in which the Company conducts business. Accordingly, inventories typically increase substantially during the first quarter and begin to level off in the second quarter as a result of increased sales volumes. Inventory levels generally falls to an annual low point during the Company's fourth fiscal quarter.

Merchandise inventories were approximately $93.4 million and approximately $78.1 million as of March 31, 2001 and September 30, 2000, respectively.

The Company used net cash in investing activities of approximately $0.8 million in the first six months of fiscal 2001 as the Company continued to renovate stores to superstore standards and update certain facilities with its standard superstore trade dress awnings, pole signage and neon.

Financing activities for the three months ended, March 31, 2001 provided approximately $23.9 million of cash flows primarily from the net proceeds of borrowings under the Company's borrowing agreements. The agreements include borrowing agreements entered into in January, 2000 with Transamerica Distribution Finance ("TDF") and Deutsche Financial Services ("DFS") in the principal amounts of $50.0 million and $60.0 million, respectively. These borrowing agreements, which contain substantially similar terms and have maturity dates of January 2003, provide for a combined borrowing at various sub-prime based or LIBOR based interest rates. Borrowings are pursuant to a borrowing base formula and are used primarily to finance inventory purchases and for general working capital requirements. Substantially all inventory, accounts receivable and intangible assets collateralize these borrowing agreements. The terms of the borrowing agreements also provide for: (i) fees for administrative monitoring, (ii) fees for unused portions of available credit, and (iii) pre-payment fees in the event of the Company's termination of such floor plans prior to their stated maturity dates in January, 2003. The borrowing agreements also include restrictive loan agreements containing various loan covenants and borrowing restrictions, including minimum financial ratios (governing net worth, current assets, debt to worth percentages and cash flow coverage requirements based upon interest expense and monthly principal and interest payments on debts). The payment of dividends or repurchases of the Company's common stock are also substantially limited. "See Subsequent Event".

The Company's borrowing agreements and internally generated working capital should be sufficient to meet the Company's cash requirements in the near future.

Liquidity and Capital Resources - Subsequent Event
--------------------------------------------------

Effective, January 16, 2001, the Company amended and restated its borrowing agreements with TDF and DFS to provide for the waiver and modification of certain ratio levels for each quarterly period through and including September 30, 2001. The amended borrowing agreements, which mature in January 2003, continue to provide for a total of $110 million in inventory floor plan financing and working capital borrowings. Interest on the borrowing agreements ranges from the lender's prime rate minus 0.25% to LIBOR plus 3.0%.

Effective with the company's financial results for the period ended March 31, 2001, the Company was in violation of several financial ratio covenants with TDF and DFS. The Company has notified DFS and TDF of non-compliance and has requested the waiver and re-establishment of ratio's with consideration towards the current Company performance and the overall weak industry and economic environments.

The Company believes that it will be able to re-establish the financial covenants which will be based upon the Company's current and anticipated performance as well as giving consideration to the current overall weak industry and economic environments. However, material shortfalls or variances from anticipated performance could require the Company to seek further amendment to the amended borrowing agreements or, in the event that re-established ratios cannot be negotiated with lenders, the Company will have to seek alternate sources of financing. Management believes the Company is currently in compliance with all other terms and conditions of its borrowing agreements.

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

Other Business Matter - Bankruptcy and Subsequent Sale of Significant Supplier
------------------------------------------------------------------------------

On December 22, 2000, one of the Company's primary supplier's of outboard engines, Outboard Marine Corporation ("OMC") filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. The bankruptcy filing terminated the master agreement under which we purchased outboard engines, which otherwise would have expired on June 30, 2001. The Company, in the ordinary course of its operations, had certain amounts due from and due to OMC. The Company believes that it has the benefit of certain rights of "off-set" that when implemented will result in the elimination of such amounts without a detrimental effect on its financial operations.

On February 9, 2001, a federal bankruptcy judge approved the sale of OMC's main assets to Bombardier, Inc. and Genmar Holdings, Inc. Under the deal, Canadian based Bombardier purchased OMC's Johnson and Evinrude outboard engine brands and Minneapolis based Genmar purchased OMC's boat lines. Travis Boats currently has business relationships with both Bombardier and with Genmar to purchase certain types and brands of marine watercraft. However, subsequent to Bombardier's purchase of OMC, the Company and Bombardier have not entered into any material agreements governing the purchase of outboard engines. Consequently, the Company has primarily limited OMC related purchases from Bombardier to parts and accessories for outboard engines.

The Company also maintains a contract with an alternative supplier of outboard engines, Brunswick Corporation, covering the terms for the purchase of Mercury outboard motors through the period ending June 30, 2001. However, if it becomes necessary to secure additional alternative sources of outboard engines at similar quality and prices or if the Company were not to renew or extend its agreement beyond the upcoming expiration, we could experience inventory shortfalls, which if severe enough could (i) cause significant disruptions or delays in our sales, and (ii) diminish retail pricing, therefore, harming our financial condition.


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

Item 2.  Changes in Securities

Not applicable

Item 3.  Defaults Upon Senior Securities

The Company, effective as of its March 31, 2001 operating results, was out of compliance with two (2) ratio covenants and a miscellaneous covenant of its Borrowing Agreements with Transamerica Distribution Finance ("TDF") and Deutsche Financial Services ("DFS"):

                    - Interest Coverage Ratio required Travis Boats to maintain as of the last day of March 31, 2001 an Interest Coverage Ratio of not less than 1.00 to 1.0. Travis Boats' Interest Coverage Ratio for the 12 months ended March 31, 2001 was .90 to 1.0 and as such was not in compliance with the Agreement.

                    - Fixed Charge Coverage Ratio required Travis Boats' to maintain as of the last day of March 31, 2001 a Fixed Charge Coverage Ratio of not less than 1.20 to 1.0. Travis Boats' Fixed Charge Coverage Ratio for the 12 months ended March 31, 2001 was 1.10 to 1.0 and as such the Company was not in compliance with the Agreement

                    - Default Under Other Agreements. The Borrowing Agreements are cross- defaulted, thus lack of compliance under one agreement constitutes lack of compliance under each respective agreements.


See Part I - Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources - Subsequent Events

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on March 28, 2001. The following nominees were re-elected to the Company's Board of Directors to serve as Class "B" directors for a three year term expiring in 2004, or until their successors are elected and qualified, or until their earlier resignation or removal.


Nominee                             Votes in Favor   Opposed         Abstain             Broker Non-Vote
-------                             --------------   -------         -------             ---------------
Ronnie L. Spradling                    3,744,988       ----          397,869
Steven W. Gurasich, Jr.                4,132,163       ----           10,694
Zach McClendon, Jr.                    4,133,663       ----            9,194



The following  directors' terms of office continued after such Annual Meeting of
Stockholders: Mark T. Walton, Robert C. Siddons and Joe E. Simpson

Additionally, the following issue was voted upon by the Company stockholders: To ratify Ernst & Young, LLP as the independent certified public accountants of the Company for the fiscal year ending September 30, 2001.


Votes in Favor                                 Opposed                 Abstained        Broker Non-Vote
--------------                                 -------                 ---------        ---------------
4,141,172                                       1,625                      60                 ----

There was no additional business conducted at the meeting.

Item 5.  Other Information

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

               (a)    Exhibit
                      -------

                      None.

               (b)    Reports on Form 8-K
                      -------------------

                      The Company has not filed any reports on Form 8-K for the quarter ended March 31, 2001.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: May 15, 2001       Travis Boats & Motors, Inc.


                         By:        /s/ Michael B. Perrine
                                ------------------------------------------------
                                Michael B. Perrine
                                Chief Financial Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)