Form 10-Q/A
period 2001-03-31
TRAVIS BOATS & MOTORS INC
filed 2001-05-24
CIK 1012734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q/A

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

Item 2:..Management's Discussion and Analysis of Financial
                           Condition and Results of Operations.....................................................5



PART II - OTHER INFORMATION

Items 1 - 6........................................................................................................9

Signatures........................................................................................................10


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



Travis Boats & Motors, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
 ( in thousands, except share data )
                                                                              March 31,      September 30,
                                                                               2001              2000
                                                                          ----------------   --------------
                                                                            (unaudited)
ASSETS:
      Current assets:
            Cash and cash equivalents                                           $   5,943        $   2,971
            Accounts receivable, net                                               19,760           11,616
            Inventories, net                                                       93,405           78,079
            Deferred tax asset                                                         71               71
            Income taxes recoverable                                                1,390            1,368
            Prepaid expenses and other                                              1,545              923
                                                                                ----------       ----------
              Total current assets                                                122,114           95,028

      Property and equipment:
            Land                                                                    5,982            5,819
            Buildings and improvements                                             15,296           14,713
            Furniture, fixtures and equipment                                       8,332            8,262
                                                                                ----------       ----------
                                                                                   29,610           28,794
            Less accumulated depreciation                                          (6,864)          (5,878)
                                                                                ----------       ----------
                                                                                   22,746           22,916

      Deferred tax asset                                                              204              204

      Intangibles and other assets :
            Goodwill and non-compete agreements, net                               10,819           11,253
            Other assets                                                              320              246
                                                                                ----------       ----------
              Total assets                                                      $ 156,203        $ 129,647
                                                                                ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
            Accounts payable                                                    $  10,006        $   4,359
            Accrued liabilities                                                     1,329            1,826
           Amounts due for purchase of business                                         0                0
            Income taxes payable                                                        0                0
            Floor plan and revolving line of credit                                95,686           73,282
            Current portion of notes payable and other short-term obligations       1,160            4,613
                                                                                ----------       ----------
              Total current liabilities                                           108,181           84,080


      Notes payable, less current portion                                          11,010            6,015

      Stockholders' equity
              Serial Preferred stock, $.01 par value, 1,000,000 shares
                      Authorized, no shares outstanding
            Common Stock, $.01 par value, 50,000,000 authorized,
                 4,377,027 and 4,399,027 issued and outstanding at
                 March 31, 2001 and September 30, 2000, respectively                   44               44
            Paid-in capital                                                        15,391           15,464
            Retained earnings                                                      21,577           24,044
                                                                                ----------       ----------
              Total stockholders' equity                                           37,012            9,552

                                                                                ----------       ----------
              Total liabilities and stockholders' equity                         $156,203         $129,647
                                                                                ==========       ==========



       See notes to unaudited condensed consolidated financial statements


Travis Boats & Motors, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share data and store count)


                                                                         Three months ended                Six months ended
                                                                              March 31,                         March 31,
                                                                       2001              2000             2001            2000
                                                                ----------------------------------------------------------------
Net sales                                                       $     57,621      $     57,385      $    81,604     $    81,012
Cost of goods sold                                                    43,523            42,549           61,829          60,202
                                                                -------------     -------------     ------------    ------------

Gross profit                                                          13,998            14,836           19,775          20,810

Selling, general and administrative                                   10,264            10,567           18,642          18,218
Depreciation and amortization                                            724               629            1,424           1,253
                                                                -------------     -------------     ------------    ------------
                                                                      10,988            11,196           20,066          19,471

Operating Income/(Loss)                                                3,010             3,640             (291)          1,339
Interest expense                                                      (1,926)           (1,768)          (3,773)         (3,142)
Other income                                                              27                 8               37              17
                                                                -------------     -------------     ------------    ------------

Income/(Loss) before income taxes                                      1,111             1,880           (4,027)         (1,786)
Provision for (benefit from) income taxes                                321               690           (1,561)           (654)
                                                                -------------     -------------     ------------    ------------

Net Income/(Loss)                                               $        790      $      1,190      $    (2,466)    $    (1,132)
                                                                =============     =============     ============    ============
Basic and Diluted Earnings (Loss) Per Share                     $       0.18      $       0.27      $     (0.56)    $     (0.26)

Weighted avg. basic and dilutive common shares outstanding         4,378,383         4,487,134        4,382,854       4,394,168

Stores open at end of period                                              39                39               39              39
                                                                =============     =============     ============    ============

       See notes to unaudited condensed consolidated financial statements



Travis Boats & Motors, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
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

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $10.3 million in second quarter of fiscal 2001 from $10.6 million for the second quarter of fiscal 2000. Selling, general and administrative expenses, as a percent of net sales, decreased to 17.8% in the second quarter of fiscal 2001 from 18.4% for the second quarter of fiscal 2000. For the six months ended March 31, 2001, selling, general and administrative expenses were $18.6 million, or 22.8% as a percentage of net sales, versus $18.2 million, or 22.4% as a percentage of net sales in the same period of the prior fiscal year

The decrease in selling, general and administrative expenses, both in actual dollars and as a percent of net sales, for the quarter ended March 31, 2001 versus the same quarter of the prior year was primarily attributable to the reduction in wages, commissions and travel/entertainment expenses. The Company has managed headcount primarily through attrition and selective position consolidation. The reduction in overall expenses was offset by increases in certain expenses such as utilities, insurance, fuel costs and rent/lease expense.

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

Date: May 24, 2001       Travis Boats & Motors, Inc.


                         By:        /s/ Michael B. Perrine
                                ------------------------------------------------
                                Michael B. Perrine
                                Chief Financial Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)