Form 10-Q
period 2001-06-30
TRAVIS BOATS & MOTORS INC
filed 2001-08-14
CIK 1012734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

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

Common Stock $.01 par value - 4,365,027 shares as of August 13, 2001.


                                      INDEX

PART I - FINANCIAL INFORMATION


Item 1:  Financial Statements (Unaudited):
                           Condensed Consolidated Balance Sheets:
                           June 30, 2001 and September 30, 2000....................................................1

                           Condensed Consolidated Statements of Operations:
                           Three and Nine Months Ended June 30, 2001 and 2000......................................2

                           Condensed Consolidated Statements of Cash Flows:
                           Nine Months Ended June 30, 2001 and 2000................................................3

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

Item 2:..Management's Discussion and Analysis of Financial
                           Condition and Results of Operations.....................................................5



PART II - OTHER INFORMATION

Items 1 - 6........................................................................................................9

Signatures........................................................................................................10


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



Travis Boats & Motors, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
 ( in thousands, except share data )
                                                                               June 30,      September 30,
                                                                                 2001            2000
                                                                          ----------------   --------------
                                                                             (unaudited)
ASSETS:
      Current assets:
            Cash and cash equivalents                                              $6,524           $2,971
            Accounts receivable, net                                               20,637           11,616
            Inventories, net                                                       76,189           78,079
            Deferred tax asset                                                         71               71
            Income taxes recoverable                                                  310            1,368
            Prepaid expenses and other                                                876              923
                                                                          ----------------   --------------
              Total current assets                                                104,607           95,028

      Property and equipment:
            Land                                                                    5,982            5,819
            Buildings and improvements                                             15,418           14,713
            Furniture, fixtures and equipment                                       8,555            8,262
                                                                          ----------------   --------------
                                                                                   29,955           28,794
            Less accumulated depreciation                                         (7,342)          (5,878)
                                                                          ----------------   --------------
                                                                                   22,613           22,916

      Deferred tax asset                                                              204              204

      Intangibles and other assets :
            Goodwill and non-compete agreements, net                               10,602           11,253
            Other assets                                                              311              246
                                                                          ----------------   --------------
              Total assets                                                       $138,337         $129,647
                                                                          ================   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
            Accounts payable                                                       $9,215           $4,359
            Accrued liabilities                                                     2,550            1,826
            Income taxes payable                                                        0                0
            Floor plan and revolving line of                                       75,582
            credit                                                                                  73,282
            Current portion of notes payable and other short-term                   1,160            4,613
            obligations
                                                                          ----------------   --------------
              Total current liabilities                                            88,507           84,080

      Notes payable, less current portion                                          10,743            6,015

      Stockholders' equity
            Serial Preferred stock, $.01 par value,
              1,000,000 shares Authorized, no shares outstanding
            Common Stock, $.01 par value, 50,000,000 authorized,
              4,370,027 and 4,399,027 issued and outstanding at
              June 30, 2001 and September 30, 2000, respectively                       44               44
            Paid-in capital                                                        15,370           15,464
            Retained earnings                                                      23,673           24,044
                                                                          ----------------   --------------
              Total stockholders' equity                                           39,087           39,552

                                                                          ----------------   --------------
              Total liabilities and stockholders' equity                         $138,337         $129,647
                                                                          ================   ==============



       See notes to unaudited condensed consolidated financial statements


Travis Boats & Motors, Inc. and Subsidiaries
Unaudited  Condensed  Consolidated  Statements  of  Operations  (Unaudited)
(in thousands, except share data and stores open)

                                                             Three months ended              Nine months ended
                                                                  June 30,                        June 30,
                                                            2001           2000             2001           2000
                                                         -------------------------      -------------------------


Net sales..............................................   $73,455        $ 82,872        $155,059       $163,884
Cost of goods sold.....................................    55,835          62,062         117,664        122,264
                                                         -----------    ----------      -----------    ----------

Gross profit...........................................    17,620          20,810          37,395         41,620

Selling, general and administrative....................    11,984          12,942          30,626         31,160
Depreciation and amortization..........................       720             692           2,145          1,945
                                                         -----------    ----------      -----------    ----------
                                                           12,704         13,634           32,771         33,105

Operating income........................................    4,916          7,176            4,624          8,515
Interest expense........................................   (1,619)        (1,902)          (5,391)        (5,044)
Other income/(expense)..................................       11              1               48             18
                                                         -----------    ----------      -----------    ----------

Income/Loss before income taxes.........................    3,308          5,275             (719)         3,489
Income tax provision/(benefit)..........................    1,212          1,932             (348)         1,278
                                                         -----------    ----------      -----------    ----------

Net Income/(Loss).......................................   $2,096         $3,343            ($371)        $2,211
                                                         ===========    ==========      ===========    ==========

Basic Earnings/ (Loss) Per Share........................    $0.48          $0.76           ($0.09)        $0.50
Diluted Earnings/ (Loss) Per Share......................    $0.48          $0.75           ($0.09)        $0.50

Weighted average common shares outstanding..............4,371,016      4,413,983        4,378,908      4,400,749
Weighted average dilutive common shares outstanding.....4,372,557      4,450,618        4,378,908      4,462,516

Stores open at end of period............................       38             39               38             39
                                                         ===========    ==========      ===========    ==========




           See notes to unaudited condensed consolidated financial statements


Travis Boats & Motors, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flow
(in thousands)

                                                                                           Nine months ended
                                                                                                June 30,
                                                                                       2001                2000
                                                                                   ----------------------------------

Operating activities:
Net Income/(Loss)                                                                         ($371)              $2,211
Adjustments to reconcile net income (loss) to net cash provided by
(used in) Operating activities:
      Depreciation.................................................................       1,484               1,158
      Amortization.................................................................         661                 787
      Changes in operating assets and liabilities
           Accounts receivable.....................................................      (9,021)             (9,511)
           Prepaid expenses........................................................          47                (33)
           Inventories.............................................................       1,890            (21,078)
           Other assets............................................................         (65)               (414)
           Accounts payable........................................................       4,856               4,142
           Accrued liabilities.....................................................         724               (425)
           Income tax benefit......................................................       1,058             (3,049)
           Unearned revenue........................................................           0               1,334

                                                                                   --------------     ---------------
      Net cash provided by (used in) operating activities..........................       1,263            (24,878)


      Investing Activities:
      Purchase of businesses.......................................................           0               (336)
      Purchase of property and equipment...........................................      (1,191)             (3,813)

                                                                                   --------------     ---------------
      Net cash used in investing activities........................................      (1,191)             (4,149)

      Financing activities:

      Net increase in notes payable and other short term obligations...............       3,575              32,508
      Net proceeds (payments) from issuance
         (repurchase) of common stock..............................................         (94)                 22
                                                                                   --------------     ---------------
      Net cash provided by financing activities....................................       3,481              32,530
      Change in cash and cash equivalents..........................................       3,553               3,503
      Cash and cash equivalents, beginning of period...............................       2,971               4,125


                                                                                   --------------     ---------------
      Cash and cash equivalents, end of period.....................................      $6,524              $7,628
                                                                                   ==============     ===============



       See notes to unaudited condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Travis Boats & Motors, Inc. and subsidiaries (collectively, the Company) without audit. In the opinion of management, such financial statements include all adjustments (consisting of only recurring accruals) necessary to present fairly the financial position at June 30, 2001; and the interim results of operations and cash flows for the three and nine month periods ended June 30, 2001 and 2000. The condensed consolidated balance sheet at September 30, 2000, presented herein, has been prepared from the audited consolidated financial statements of the Company for the fiscal year then ended.

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

The results of operations for the three and nine month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 - NET INCOME PER COMMON SHARE

All earnings per share amounts for all periods have been presented, to conform to the Statement 128 requirements.

Statement 128 requires the calculation of earnings per share to exclude common stock equivalents when the inclusion of such would be anti-dilutive. For the nine month period ended June 30, 2001, the inclusion of common stock equivalents would have been anti-dilutive based upon the net loss posted by the Company. As such, all common stock equivalents were excluded in the computation of diluted earnings per share for the nine months ended June 30, 2001.

The following table sets forth the computation of basic and diluted net loss per share:

                                             Three Months Ended                 Nine Months Ended
                                                  June 30                          June 30
                                          2001               2000            2001            2000
                                          ----               ----            ----            ----


Numerator:
         Net income/(loss)          $ 2,096,000          $3,343,000     ($  371,000)     $2,211,000
Denominator:
         Denominator for basic
         earnings per share -
         weighted avg. shares         4,371,016           4,413,983       4,378,908      4,400,749

Effect of dilutive securities:
         Employee stock options           1,541              36,635      -----------        61,767

Denominator for diluted earnings
         per share - adjusted
         weighted average shares      4,372,557          4,450,618        4,378,908      4,462,516
         and assumed conversions
                                    ---------------------------------------------------------------
Basic earnings per share                 $.48               $.76             ($.09)           $.50
                                    ---------------------------------------------------------------

Diluted earnings per share               $.48               $.75             ($.09)           $.50
                                    ---------------------------------------------------------------


As of June 30, 2001, the Company had issued and outstanding incentive stock options to certain officers, directors and employees totaling 415,464 shares which had a strike price exceeding the closing price of the Company's common stock on such date. The 415,464 option shares have a weighted average strike price of $6.81 and a weighted average outstanding remaining life of 6.97 years.

NOTE 3 - STOCKHOLDERS' EQUITY

During fiscal 2000, the Company established a program to repurchase outstanding shares of its common stock in the open market from time to time. The Company has made purchases of its common stock pursuant to this program and has retired all such common shares repurchased. The total number of repurchased shares of common stock consisted of the following as of June 30, 2001 (all repurchased shares have been retired):



     Shares Repurchased (000's)                 44
     Total Purchase Price (000's)               $153
     Average Price per Share                    $3.48


NOTE 4 - COMPREHENSIVE INCOME

For the three and nine months ended June 30, 2001 and 2000, Comprehensive Net Income (loss) equaled Net Income (loss).

Item 2. Management's Discussion And Analysis Of Financial Conditions And Results Of Operations

General

Travis  Boats & Motors,  Inc.  ("Travis  Boats" or the  "Company")  is a leading multi-state superstore retailer of recreational boats, motors, trailers and related marine accessories in the southern United States. The Company, which as of the date of this Report on 10-Q, currently operates 37 stores (after consolidating locations formerly in Miami, Florida and Huntsville, Alabama into other existing Travis store locations) under the name Travis Boating Center in Texas, Arkansas, Louisiana, Alabama, Tennessee, Mississippi, Florida, Georgia and Oklahoma, seeks to differentiate itself from competitors by providing customers a unique superstore shopping experience that showcases a broad selection of high quality boats, motors, trailers and related marine accessories at firm, clearly posted low prices. Each superstore also offers complete customer service and support, including in-house financing programs and full-service repair facilities staffed by factory-trained mechanics.

History

Travis Boats was incorporated as a Texas corporation in 1979. As used herein and unless otherwise required by the context, the terms "Travis Boats", the "Company" and "we" shall mean Travis Boats & Motors, Inc. and its direct and indirect subsidiaries.

Since its founding in 1979 as a single retail store in Austin, Texas, we have grown both through acquisitions and the opening of new "start-up" store locations. During the 1980s, we expanded into San Antonio, Texas, purchased land and built a new store facility. After this, we purchased additional boat retailers that operated stores in the Texas markets of Midland, Dallas and Abilene. It was during this early period of store growth that we began
developing  the  systems  necessary  to  manage  a  multi-store   operation  and
maximizing our inventory purchases to obtain increased volume discounts. Our success in operating numerous stores and maximizing volume discounts on inventory purchases led to the introduction of our own proprietary Travis Edition packaging concept and our philosophy of clearly posting price signs on each of our boats held for sale. Since 1990, we have opened or acquired 34 additional store locations and closed or consolidated two (2) store locations in the following states: Texas, Arkansas, Louisiana, Alabama, Tennessee, Mississippi, Florida, Georgia and Oklahoma.

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

Results of Operations

Quarter Ended, June 30, 2001 Compared to the Quarter Ended, June 30, 2000 and Nine Months Ended, June 30, 2001 Compared to the Nine Months Ended, June 30, 2000.

Net sales. Net sales for the three month period ended June 30, 2001 were $73.5 million, a decrease of approximately $9.4 million or 11.4% from the net sales of $82.9 million in the same quarter of fiscal 2000. Net sales for the nine month period ended June 30, 2001 were $155.1 million, a decrease of approximately $8.8 million or 5.4% from the net sales of $163.9 million in the same nine month period of fiscal 2000.

The primary component of the decrease in net sales during the three month and nine month periods ended June 30, 2001 has been the result of a decrease in comparable store sales. While comparable store sales benefited from increased sales related to parts/accessories and service labor/repair fees for the three month period ended June 30, 2001 (increased by 23% and 37%, respectively), this was offset by a general decline in overall sales of pleasure boats. Comparable store sales declined by 11.8% (35 stores in base) and 10.6% (33 stores in base) during the three and nine month periods ended June 30, 2001, respectively. Management believes the decrease in comparable store sales was related to various factors including erratic levels of consumer confidence as well as an overall weak economic and marine industry. In certain markets along the Texas and Louisiana coastlines these factors were exaggerated by weather conditions related to the severe impact of tropical storm Allison.

Gross profit. Gross profit decreased by 15.3% to approximately $17.6 million in the third quarter of fiscal 2001 from $20.8 million in the same quarter of fiscal 2000. Gross profit, as a percent of net sales, decreased to 24.0% from 25.1% during the same periods. For the nine months ended, June 30, 2001, gross profit decreased 10.1% to $37.4 million from $41.6 million in the same period of the prior year. Gross profit, as a percent of sales, decreased to 24.1% from 25.4% during the same period.

The decrease in gross profit, both in actual dollars and as a percent of net sales, was primarily related to the Company and certain of its manufacturers offering additional incentives and rebates on various models of boats and outboard engines. The manufacturer incentives and rebates were developed by the manufacturers as part of an effort to stimulate sales as the overall industry sales performance has been soft. Additionally, the Company has developed other incentives as part of its ongoing inventory reduction plan implemented previously during the summer of the recently completed 2000 fiscal year. Management believes that these programs or similar levels of additional incentives and rebates will continue for the remainder of fiscal 2001 and at least the first quarter of fiscal 2002. While these programs have impacted gross profit, the Company has been successful in reducing overall inventory levels. The Company's inventory levels were approximately $76.2 million as of June 30, 2001 versus $95.3 million as of June 30, 2000. See "Liquidity and Capital Resources."

F&I Products. We offer our customers the ability to purchase extended service contracts and insurance coverage, including credit life and accident/disability coverage's (collectively "F&I Products"). The extended service contracts provide customers with coverage for mechanical engine breakdown for a period (usually 36 or 48 months) beginning after the stated warranty term of the original manufacturer expires. The insurance coverage provides the customer with funds to repay a portion or all of their boat loan in the event of death, disability or other covered event. Since we have business relationships with numerous financial lenders we also offer to assist our customers in obtaining financing for their boat purchase. If the customer purchases F&I Products or utilizes financing we have helped arrange, we earn commissions based upon our total volume of sales or the amount of mark-up we charge over the cost of the products sold.

         Net sales of these products contributed approximately $2.7 million, or 15.4%, of total gross profit in the third quarter of fiscal 2001, as compared to

$3.3 million or 15.9%, of total gross profit for the third quarter of the prior fiscal year. For the nine months ended, June 30, 2001, net sales attributable to F&I Products accounted for $5.4 million, or 14.3% of the total gross profit, compared to $6.4 million or 15.3%, for the same period of the prior year. Net sales attributable to F&I Products are reported on a net basis, therefore, all of such sales contribute directly to the Company's gross profit. The costs associated with the sale of F&I Products are included in selling, general and administrative expenses. Management attributes the reduced sales of F&I Products due primarily to lower overall yields paid by lenders for originating customer finance contracts and competitive pressures on finance rates (which resulted in lower net spreads achieved in the placement of customer financing). Decreases in the percentage of customers buying these products (which is referred to as "sell-through"), particularly by purchasers of the larger, more expensive boats and reduced customer demand for certain insurance products have also been limiting factors.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $12.0 million in third quarter of fiscal 2001 from $12.9 million for the third quarter of fiscal 2000. Selling, general and administrative expenses, as a percent of net sales, increased to 16.3% in the third quarter of fiscal 2001 from 15.6% for the third quarter of fiscal 2000. For the nine months ended June 30, 2001, selling, general and administrative expenses were $30.6 million, or 19.8% as a percentage of net sales, versus $31.2 million, or 19.0% as a percentage of net sales in the same period of the prior fiscal year

The decrease in selling, general and administrative expenses in actual dollars for the quarter ended June 30, 2001 versus the same quarter of the prior year was primarily attributable to the reduction in wages, commissions and travel/entertainment expenses. The Company has managed headcount primarily through attrition and selective position consolidation. The reduction in overall expenses was offset by increases in certain expenses such as utilities, insurance, fuel costs and rent/lease expense.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased by 4.0% to $720,000 in the third quarter of fiscal 2001 from $692,000 for the third quarter of fiscal 2000. Depreciation and amortization expenses, as a percent of net sales, increased to 1.0% in the third quarter of fiscal 2001 from 0.8% for the third quarter of fiscal 2000. Depreciation and amortization expenses, as a percentage of net sales, increased to 1.4% for the nine months ended June 30, 2001, versus 1.2% in the same period of the prior fiscal year.

The increase in depreciation and amortization expenses, both in actual dollars and as a percent of net sales, was primarily attributable to the depreciation expenses of the Company's recently completed superstore location in San Antonio, Texas and other improvements to its asset infrastructure.

Interest expense. Interest expense decreased to $1.6 million in the third quarter of fiscal 2001 from $1.9 million in the third quarter of fiscal 2000. Interest expense, as a percent of net sales, decreased to 2.2% from 2.3% of net sales in the third quarter of both fiscal 2001 and fiscal 2000, respectively. For the nine months ended June 30, 2001, interest expense increased to $5.4 million from $5.0 million in the same period of the prior year and interest expense as a percent of net sales increased to 3.5% from 3.1%.

Interest expense, both in actual dollars and as a percent of net sales, was positively impacted by a decrease in the Company's short term borrowing rates and inventory debt levels relative to the same periods of the prior year. This decrease in interest expense for the three months ended June 30, 2001 has been somewhat offset by the incremental interest expense incurred on the additional long term debt related to the Company's new superstore in San Antonio, Texas and other real estate holdings.

Net profit/(loss). The Company posted a net profit of approximately $2.1 million for the third quarter of fiscal 2001 versus a net profit of approximately $3.3 million in the third quarter of fiscal 2000. For the nine months ended June 30, 2001 the Company posted a net loss of $371,000, versus a net profit of approximately $2.2 million for the nine months ended June 30, 2000.

Liquidity and Capital Resources

The Company's short-term cash needs are primarily for working capital to support operations, including inventory requirements, off-season liquidity and store or infrastructure expansion. These short-term cash needs have historically been financed with cash from operations and borrowings under the Company's borrowing agreements. At June 30, 2001, the Company had working capital of approximately $16.1 million, centered in approximately $76.2 million in inventories, offset by approximately $75.6 million in short-term revolving/floorplan credit lines outstanding under its borrowing agreements. As of June 30, 2001, the aggregate maximum borrowing limit pursuant to the borrowing agreements was $110.0 million, of which the Company's eligibility to borrow additional sums up to the maximum is pursuant to the borrowing base formula. The Company's borrowing base formula allows the Company to borrow against substantially all of its new and used inventory as well as certain accounts receivable in determining its maximum borrowing availability. "See Subsequent Event".

Operating activities generated cash of $1.3 million for the first nine months of fiscal 2001 of which the primary components were a decrease of $1.9 million in inventories and an increase of $9.0 million in accounts receivable offset by an increase in accounts payable of $4.9 million. The first quarter historically represents the "off" or "slow" selling season for the Company (see "Seasonality"). While inventory has declined for the nine months ended June 30, 2001, inventory levels generally fall to an annual low point during the Company's fourth fiscal quarter. Beginning with the Company's first fiscal quarter it builds inventory levels to support the sales levels consistent with the second and third fiscal quarters which encompass the primary boating season.

Merchandise inventories were approximately $76.2 million and approximately $78.1 million as of June 30, 2001 and September 30, 2000, respectively.

The Company used net cash in investing activities of approximately $1.2 million in the first nine months of fiscal 2001 as the Company continued to renovate stores to superstore standards and update certain facilities with its standard superstore trade dress awnings, pole signage and neon.

Financing activities for the nine months ended, June 30, 2001 provided approximately $3.5 million of cash flows primarily from the net proceeds of borrowings under the Company's borrowing agreements. The agreements include borrowing agreements entered into in January, 2000 with Transamerica Distribution Finance ("TDF") and Deutsche Financial Services ("DFS") in the principal amounts of $50.0 million and $60.0 million, respectively. These borrowing agreements, which contain substantially similar terms and have maturity dates of January 2003, provide for a combined borrowing at various sub-prime based or LIBOR based interest rates. Borrowings are pursuant to a borrowing base formula and are used primarily to finance inventory purchases and for general working capital requirements. Substantially all inventory, accounts receivable and intangible assets collateralize these borrowing agreements. The terms of the borrowing agreements also provide for: (i) fees for administrative monitoring, (ii) fees for unused portions of available credit, and (iii) pre-payment fees in the event of the Company's termination of such floor plans prior to their stated maturity dates in January, 2003. The borrowing agreements also include restrictive loan agreements containing various loan covenants and borrowing restrictions, including minimum financial ratios (governing net worth, current assets, debt to worth percentages and cash flow coverage requirements based upon interest expense and monthly principal and interest payments on debts). The payment of dividends or repurchases of the Company's common stock are also significantly limited by the borrowing agreements. "See Subsequent Event".

The Company's borrowing agreements and internally generated working capital should be sufficient to meet the Company's cash requirements in the near future.

Liquidity and Capital Resources - Subsequent Event

Effective, January 16, 2001, the Company amended and restated its borrowing agreements with TDF and DFS to provide for the waiver and modification of certain ratio levels for each quarterly period through and including September 30, 2001. The amended borrowing agreements, which mature in January 2003, continue to provide for a total of $110 million in inventory floor plan financing and working capital borrowings. Interest on the borrowing agreements is at variable rates ranging from the lender's daily prime rate minus 0.25% to LIBOR plus 3.0%, fixed for each 30 day period.

Effective with the company's financial results for the period ended March 31, 2001, the Company was in violation of several financial ratio covenants with TDF and DFS. The Company has remained out of compliance with the ratio levels required as of the period ended March 31, 2001 and is currently out of compliance with the ratio levels required as of June 30, 2001. The Company has notified DFS and TDF of non-compliance and has requested the waiver and re-establishment of ratio's with consideration towards the current Company performance and the overall weak industry and economic environments.

The Company believes that it will be able to re-establish the financial covenants which will be based upon the Company's current and anticipated performance as well as giving consideration to the current overall weak industry and economic environments. However, material shortfalls or variances from anticipated performance or a pro-longed period of industry decline could require the Company to seek further amendment to the amended borrowing agreements or, in the event that re-established ratios cannot be negotiated with lenders, the Company will have to seek alternate sources of financing including, but not limited to, raising additional equity capital. Management believes the Company is currently in compliance with all other terms and conditions of its borrowing agreements.

Seasonality

The Company's business, as well as the sales demand for various types of boats, tends to be highly seasonal. Strong sales typically begin in January with the onset of the public boat and recreation shows, and continue through July. Over the previous three fiscal years, the average annual net sales for the quarterly periods ended March 31 and June 30 represented approximately 25% and 40%, respectively, of the Company's annual net sales. With regard to net income, the Company historically generates profits in its fiscal quarters ending on March 31 and June 30. While the Company seeks to be profitable for the quarter ended September 30, operating profits for the three months ended September 30, 2000 were offset by certain reserve allowances and other charges to operations. The Company experiences operating losses in the quarter ended December 31 due to a broad seasonal slowdown in sales.

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

Quarterly results may fluctuate as a result of the revenues and expenses associated with new store openings, store acquisitions or store closures, including the timing of such events. Accordingly, the results for any quarterly period may not be indicative of the expected results for any other quarterly period.

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

The Company also maintains a contract with an alternative supplier of outboard engines, Brunswick Corporation, covering the terms for the purchase of Mercury outboard motors through the period ending June 30, 2001. The Company and Brunswick are currently negotiating to renew this agreement and management believes that such negotiations will be culminated prior to the new boating season. Although management believes that it can secure additional alternative sources of outboard engines at similar or improved quality and prices, if such engines are not readily available in appropriate prices and quantities or if the Company were not to renew or extend its existing agreement with Brunswick beyond the upcoming expiration, we could experience inventory shortfalls, which if severe enough could (i) cause significant disruptions or delays in our sales, and (ii) diminish retail pricing, therefore, harming our financial condition.


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

Item 2.  Changes in Securities

Not applicable

Item 3.  Defaults Upon Senior Securities

Effective as of its March 31, 2001 and June 30, 2001, the Company's operating results were out of compliance with two (2) ratio covenants and a miscellaneous covenant of its Borrowing Agreements with Transamerica Distribution Finance ("TDF") and Deutsche Financial Services ("DFS"):

                     - Interest Coverage Ratio With respect to the TDF and DFS Borrowing Agreements, the Interest Coverage Ratio requires Travis Boats to maintain, as of the 12 months ended March 31, 2001, an Interest Coverage Ratio of not less than 1.00 to 1.00. Travis Boats' Interest Coverage Ratio for the 12 months ended March 31, 2001 was 0.90 to 1.00 and as such Travis Boats was not in compliance with the Agreement. With respect to the TDF and DFS Borrowing Agreements, Travis
                     Boats was also requires to maintain, as of the 12 months ended June 30, 2001, an Interest Coverage Ratio of not less than 1.15 to 1.00. Travis Boats' Interest Coverage Ratio for the 12 months ended June 31, 2001 was 0.60 to 1.00 and as such Travis Boats was not in compliance with the Agreement.

                    - Fixed Charge Coverage Ratio With respect to the TDF and DFS Borrowing Agreements, the Fixed Charge Coverage Ratio requires Travis Boats' to maintain, as of the 12 months ended March 31, 2001, a Fixed Charge Coverage Ratio of not less than 1.20 to 1.00. Travis Boats' Fixed Charge Coverage Ratio for the 12 months ended March 31, 2001 was 1.10 to
                    1.00 and as such Travis Boats was not in compliance with the Agreement. With respect to the TDF and DFS Borrowing Agreements, Travis Boats was also required to maintain, as of the 12 months ended June 30, 2001, a Fixed Charge Coverage Ratio of not less than 1.35 to 1.00. Travis Boats' Fixed Charge Coverage Ratio for the 12 months ended June 30, 2001 was 0.90 to 1.00 and as such Travis Boats was not in compliance with the Agreement.

                    - Default Under Other Agreements. The Borrowing Agreements are cross- defaulted, thus lack of compliance under one agreement constitutes lack of compliance under the other agreement.


See Part I - Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources - Subsequent Events

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibit               Description            Incorporated by
                 Number                                        Reference to

                                TBC Management, Ltd. Part           Not
                 10.52          I Amendment to Employment        Applicable
                              Agreement With Mark T. Walton

                 10.53          TBC Management, Ltd. Part           Not
                                I Amendment to Employment        Applicable
                           Agreement With Ronnie L. Spradling

                 10.54          TBC Management, Ltd. Part           Not
                                I Amendment to Employment        Applicable
                          Agreement With Michael B. Perrine


         (b)    Reports on Form 8-K

               The Company has not filed any reports on Form 8-K for the quarter ended June 30, 2001.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: August 14, 2001                      Travis Boats & Motors, Inc.


                                           By: /s/ Michael B. Perrine
                                              ---------------------------------
                                              Michael B. Perrine
                                              Chief Financial Officer, Treasurer
                                              and Secretary
                                              (Principal Accounting and
                                               Financial Officer)