Form 10-K
period 2001-09-30
TRAVIS BOATS & MOTORS INC
filed 2001-12-31
CIK 1012734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K


          X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         ---  OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                  For the Fiscal Year Ended September 30, 2001

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report on Form 10-K or any amendment to this Report on Form 10-K. _____

         The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of December 28, 2001, (based upon the last reported price of $2.00 per share) was approximately $5,879,410 on such date.

         The number of shares of the issuer's Common Stock, par value $.01 per share, outstanding as of December 28, 2001 was 4,350,527, of which 2,939,705 shares were held by non-affiliates.

         Documents Incorporated by Reference: Portions of Registrant's Proxy Statement relating to the 2002 Annual Meeting of Shareholders to be held in February 2002, have been incorporated by reference herein (Part III).

                  TRAVIS BOATS & MOTORS, INC. AND SUBSIDIARIES

                               REPORT ON FORM 10-K

                                TABLE OF CONTENTS
                                                                                                               PAGE





PART I .......................................................................................................... 7

   Item 1.  Business..............................................................................................7

   Item 2.  Properties...........................................................................................13

   Item 3.  Legal Proceedings....................................................................................14

   Item 4.  Submission of Matters to a Vote of Security Holders..................................................15

PART II  ........................................................................................................15

   Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.................................15

   Item 6.  Selected Financial Data..............................................................................15

   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations................16

    Item 7A  Quantitative and Qualitative Disclosures About Market Risk..........................................25

   Item 8.  Financial Statements.................................................................................27

   Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................27

PART III ....................................................................................................... 27

   Item 10.  Directors and Executive Officers....................................................................27

   Item 11.  Executive Compensation..............................................................................27

   Item 12.  Security Ownership of Certain Beneficial Owners and Management......................................27

   Item 13.  Certain Relationships and Related Transactions......................................................27

PART IV ........................................................................................................ 28

   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................................28

PART V ..........................................................................................................32

   Item 15.  Exhibit 23.1, Consent of Independent Auditors.......................................................32




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

         We Depend on Strong Sales in the First Half of the Year. Our business, and the recreational boating industry in general, is very seasonal. Our strongest sales period begins in January, because many boat and recreation shows are held in that month. Strong sales demand continues from January through the summer months. Of our average annual net sales over the last three fiscal years, over 26% occurred in the quarter ending March 31 and over 38% occurred in the quarter ending June 30. With the exception of our store locations in Florida, our sales are generally much lower in the quarter ending December 31. Because the overall sales levels (in the various stores) in the December quarter are much less than in the months with warmer weather, we generally do not make a profit in the quarter ending December 31. Because of the difference in sales in the warm spring and summer months versus the cold fall and winter months, if our sales in the months of January through June are significantly lower than we expect, we may not earn profits or we may lose money and have a net loss. This experience may lead to a material adverse effect on our business, our operating results and our financial condition. See Risk Factors - "Our Sales Depend on Good Weather" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Our Sales Depend on Good Weather. Our business also depends on favorable weather conditions. For example, too much or too little rain, either of which may result in dangerous or inconvenient boating conditions, can force boating areas to close and severely limit our sales. A long winter can also shorten our selling season. Hurricanes and other storms could result in the disruption of our operations or result in damage to our inventories and facilities. We purchase insurance for storm damage, but the amount of insurance purchased or coverages we purchase may not repay us for weather related damages or disruptions to our sales levels or store operations. Bad weather conditions in the future may decrease customer demand for our boats, which may decrease our sales and could significantly lower the trading price of our common stock.

         General Economic Conditions in the United States and in the Areas Where We Have Stores Affect Our Sales. Our industry, like many other retail industries, depends on the local, regional and national economy. High interest rates, high fuel prices, unfavorable economic developments, volatility or declines in the stock market or consumer confidence levels, changes to the tax law such as the imposition of a luxury tax, or (with respect to a specific region) a major employer's decision to reduce its workforce can all significantly decrease the amount of money consumers are willing to spend on discretionary activities. When these situations arise, consumers often decide not to purchase relatively expensive, "luxury" items like recreational boats. For example, our Company's sales levels declined and our Company posted a significant net loss during the 2001 fiscal year due in part to the United States experiencing weak economic conditions (such as rising unemployment levels, reduced consumer confidence and volatile stock markets). From 1988 to 1990, our business also suffered dramatically because of the declines in the financial, oil and gas and real estate markets in Texas. If the current economic downturn continues or if similar downturns in the national or in local economies arise in the future, we may suffer significant operating losses.

         Changes in federal and state tax laws, such as the imposition of luxury or excise taxes on new boat purchases also could influence consumers' decisions to purchase products we sell and could have a negative effect on our sales. For example, during 1991 and 1992 the federal government imposed a luxury tax on new recreational boats with sales prices in excess of $100,000. This luxury tax coincided with a sharp decline in boating industry sales from a high of $17.9 billion in the late 1980s to a low of $10.3 billion in 1992.

         We have not opened New Stores Recently and Much of our Past Growth has been the result of Acquiring and Opening New Stores. We have grown primarily through the acquisition of recreational boat dealerships. We began with one store in Texas in 1979 and, from that date through March 2000 we opened or acquired new stores in Alabama, Arkansas, Florida, Georgia, Louisiana,
Mississippi, Oklahoma, Tennessee and Texas. However, we have not opened or acquired any new store locations since March 2000. As of December 2001, we operate 37 store locations compared to 39 store locations as of December 2000. During the summer of 2001, we decided to close certain store locations in Miami, Florida and Huntsville, Alabama because the stores had weak sales, expiring leases and overlapping sales territories with other store locations that we operate.

         Our comparable store sales (which are sales in stores that are open in the same location for at least two consecutive years) increased 1.9% in fiscal year 1999 and decreased by 1.1% and 11.6% in fiscal 2000 and 2001, respectively. We expect our comparable store sales to continue to fluctuate from the unstable market conditions which impacted the United States and the marine industry during our 2001 fiscal year. See Risk Factors - "General Economic Conditions in the United States and in the Areas Where We Have Stores Affect Our Sales."

         Our borrowing agreements also require us to receive approvals from certain of our lenders prior to opening or acquiring new store locations. Therefore, we may continue to make acquisitions depending upon, among other things, our financial strength at the time of a proposed acquisition and our ability to finance these transactions within the terms of our borrowing agreements. In the event that we complete acquisitions or open new store locations, our success will depend on our financial strength, our ability to hire and retain qualified employees and our ability to identify markets in which we can successfully sell our products. Our success will also depend on our ability to liquidate the acquired store's remaining inventory, to convert the store facility to a Travis Boating Center superstore and to attract new customers to the store after the conversion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity."

         Besides acquiring existing stores and converting them into Travis Boating Centers, we may build new stores in cities or towns that do not have other boat retailers that we can purchase or would like to purchase. Our success in building and operating new facilities will depend on whether we obtain reliable information about each potential market, such as how many and what type of boats have previously been sold in the market. We must then be certain that the prices of our boats are competitive with other boat dealers that sell boats in the market so that we can sell enough boats to operate our store profitably. We cannot promise or be certain we when will open or acquire new stores or that we will receive approval from our lenders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity. "

         Our Success Will Depend on How Well We Manage Our Inventory and Product Growth. We have previously completed a period of rapid growth and, consequently, we have spent much time and effort in developing new systems and procedures to monitor and control our inventory levels. We have developed consolidated purchase orders and a business plan for inventory that we call our Master Business Plan. These procedures were designed to closely regulate and coordinate our inventory levels and to improve inventory turns. Although we believe that our systems, procedures and controls are adequate to support this process, we cannot assure that this is the case. Our inability to manage our inventory would result in a significant and severe financial impact on our business, operating results and financial condition.

         We Completed Installation of a New MIS System in Each of Our Stores, Which May Not Operate EffectiveDuring the 1999 and 2000 fiscal years, we completed the installation of a new management information system to monitor and manage our geographically dispersed stores. This system is now operational in each of our locations. We believe that our company is among the first to install this management information system on a large scale, fully centralized network architecture. Accordingly, we continue to test the application of the system in a large scale multiple user network configuration that will accommodate future growth in the number of store locations we operate. Any faults, defects or networking limitations in this system could harm our ability to operate our stores and would result in a significant impact on our business, operating results and financial condition.

         Our Suppliers Could Increase the Prices They Charge Us or Could Decide Not Sell to Us. We have entered into dealer agreements with our key manufacturers. Most of these agreements are renewable each year, are non-exclusive and contain other conditions that are standard in the industry. Because of our relationship with these manufacturers and the significant amount of product we purchase, we receive volume price discounts and other favorable terms; however, the manufacturers may change the prices they charge us for any reason at any time or could decide not to sell their products to us. A change in manufacturer's prices, their decisions not to sell to us or changes in industry regulations could have a material adverse effect on our business, financial conditions and results of operations.

         We Rely on a Few Manufacturers for Almost All of our Outboard Motor Purchases and One of the Manufacturers has filed Bankruptcy and Liquidated. Our success depends to a significant extent on the continued quality and popularity of the products we sell. We have historically purchased almost all of our outboard motors from two manufacturers. In fiscal years 2000 and 2001, we purchased nearly all of the outboard motors we use on our Travis Edition line of recreational boats from Brunswick Corporation ("Brunswick"), which makes Mercury outboard motors. In fiscal year 1999, we also purchased outboard motors from the former Outboard Marine Corporation ("OMC"), which then manufactured Johnson and Evinrude outboard motors.

         In December 2000, OMC filed for relief with the United States Bankruptcy Court under Chapter 11 bankruptcy. The bankruptcy filing terminated our master agreement (which otherwise would have expired on June 30, 2001) under which we purchased outboard motors from OMC. Certain of the former OMC engine brands, including the Johnson and Evinrude lines, were purchased from the U.S. Bankruptcy court by Bombardier Corporation. Bombardier is active in the marine industry and is the manufacturer of the Sea Doo line of personal watercraft. As of September 30, 2001, we have not purchased a material amount of Johnson or Evinrude product from Bombardier. Also, we have "offset" certain amounts that were owed to the Company from OMC against certain amounts that the Company had payable to OMC. However, as of the date of this Report on Form 10-K the OMC Bankruptcy has been converted to Chapter 7 ("liquidation") and the case has not been finalized by the courts. Until the case is finalized, an unfavorable ruling could result in the Company's failure to collect, through offset, amounts owed by OMC and therefore, harm our financial condition.

         Our purchases of outboard engines from Brunswick have been based on the volume price discounts and other terms of a master agreement which expired in October 2001. The Company and Brunswick are negotiating terms of a new agreement. However, if the agreement is not renewed or extended with similar terms, or if we cannot find alternative sources of outboard engines at similar quality and prices, we would experience inventory shortfalls which, if severe enough, could cause significant disruptions and delays in our sales and, therefore, it could result in a material adverse effect on our business, financial condition and results of operations. See "Part I - Operations, Purchasing" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         We Rely on Several Key Manufacturers for Almost All of our Boat Purchases. We also buy much of our boat inventory from Genmar Industries, Inc., or "Genmar". For example, in fiscal year 1999 we purchased 12.0% of our inventory from Genmar, in fiscal year 2000 we purchased 32.7%, and in fiscal year 2001 we purchased 41.6% from Genmar. The purchases of boats from this supplier are based on the volume price discounts and other terms of various agreements expiring on dates within our 2002 and 2003 fiscal years. In addition, we purchase a large percentage of the annual production of several other boat manufacturers. See "Part I - Operations, Purchasing" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         If our sales increase, these key manufacturers may need to increase their production or we may need to locate other sources to purchase outboard motors or boats. If our suppliers cannot produce more, decide not to renew their contracts with us or decide to stop production and we cannot find alternative sources at similar quality and prices, we would experience inventory shortfalls which, if severe enough, could cause significant disruptions and delays in our sales and, therefore, harm our financial condition. In addition the timing, structure, and amount of manufacturer sales incentives could impact the timing and profitability of our sales.

         Certain Laws and Contracts May Keep Us From Entering New Markets or Selling New Products. We may be required to obtain the permission of manufacturers to sell their product before we enter new markets or before we sell new products in our existing markets. If our manufacturers do not give us permission to sell their products in markets where we operate or plan to operate, we may be forced to find alternative supply sources or to abandon our plan. Besides these manufacturers' restrictions, there are also legal restrictions on our business. For example, the state of Oklahoma has adopted laws that restrict the locations of competing boat dealers. While these types of laws are not common, they could have a significant effect on our industry if other states pass similar restrictions.

         We May Not Be Able To Respond Effectively To The Significant Competition We Face. We operate in very competitive conditions. We must compete generally with other businesses trying to sell discretionary consumer products and also face intense competition from other recreational boat dealers for customers, quality products, store locations and boat show space. We rely heavily on boat shows to generate sales. If we are limited in or prevented from participating in boat shows, it could have a negative effect on our business, financial condition and results of operations.

         Within our industry, our competitors include many single location boat dealers and several large dealer groups. We compete based on the quality of available products, the price and value of the products we sell and our customer service. To a lesser extent, we also compete with national specialty marine stores, catalog retailers, sporting good stores and mass merchants, especially with respect to parts and accessories. We face significant competition in the markets where we currently operate and in the markets we plan to enter. We believe that the trend in the boating industry is for manufacturers to include more features as standard equipment on boats and for other dealers to offer packages comparable to our Travis Edition boat packages. Some of our competitors, especially those that sell boating accessories, are large national or regional chains that have substantially greater financial, marketing and other resources than we do. We cannot give any assurances that we will be able to effectively compete in the retail boating industry in the future.

         Our Substantial Indebtedness Could Restrict Our Operations and Make Us More Vulnerable to Adverse Economic Conditions. We have had and will continue to have a significant amount of indebtedness. Our general working capital needs and borrowing agreement covenants (such as maximum debt/worth ratio's and minimum net worth levels) may require us to secure significant additional capital. Any borrowings to finance future working capital requirements, capital expenditures or acquisitions could make us more vulnerable to a sustained downturn in our operating results, a sustained downturn in economic conditions or increases in interest rates on portions of our debt that have variable interest rates.

         Our ability to make payments on our indebtedness depends on our ability to generate cash flow in the future. If our cash flow from operations is insufficient to meet our debt service or working capital requirements, we could be required to sell additional equity or debt securities, refinance our obligations or dispose of assets in order to meet our debt service requirements.

Adequate financing may not be available if and when we need it or may not be available on terms acceptable to us. Our failure to achieve required financial and other covenants in our borrowing agreements or to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our business, financial condition and results of operations and prospects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity."

         We May Issue Securities That Will Dilute Our Current Shareholders and Impact our Earnings Per Share. On December 14, 2001, we entered into Subordinated Convertible loan transactions totaling $4,300,000. The loans are unsecured with a term of 36 months and have interest rates ranging from prime + 2%, adjusted quarterly, to 10.75%, fixed. The principal and interest amounts payable on the loans is subordinated, in most circumstances, to the Company's borrowing agreements with certain of its lenders. The loans are redeemable by the Company, and if not redeemed may be converted by the holders into the Company's common stock at a conversion price of approximately $2.46 per share.

         If we choose to raise additional equity capital or to finance future working capital requirements, in whole or in part, through the issuance of common stock or debt instruments convertible into our common stock, our existing shareholders would experience dilution and our earnings per share would also be impacted by the issuance of additional shares of capital stock.

         Much Of Our Income Is from Financing, Insurance and Extended Service Contracts, Which Is Dependent On Third Party Lenders and Insurance Companies. We receive a substantial part of our income from the fees we receive from banks, other lending companies, insurance companies and vendors providing extended service contracts. We call this type of income Finance and Insurance income, or F&I income. If our customers desire to borrow money to finance the purchase of their boat, we help the customers obtain the financing by referring them to certain banks that have offered to provide financing for boat purchases. The bank or other lending company pays a fee to our company for each loan that they are able to provide as a result of our referral.

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

         F&I income was 3.3% and 3.8% of our net sales in fiscal years 2001 and 2000, respectively. This arrangement carries several potential risks. For example, the lenders we arrange financing through may decide to lend to our customers directly rather than to work through us. If the customer goes directly to the bank to apply for a loan to purchase their boat we would not receive a fee for referral. Second, the lenders we currently refer customers to may change the amount of fees paid or the criteria they use to make loan decisions, which could reduce the number of customers that we can refer. Also, our customers may use the Internet or other electronic methods to find financing alternatives. If either of these events occur, we would lose a significant portion of our income and profit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Our Success Depends on Our Management Team. Our company depends greatly on our management, including Mark T. Walton, Chairman of the Board and President; Ronnie L. Spradling, Executive Vice President-New Store Development; Michael B. Perrine, Chief Financial Officer, Secretary and Treasurer; and other key employees. We have purchased and are the beneficiary of key-man life insurance policies on Mr. Walton and Mr. Perrine in the amount of $1,000,000, each, and on Mr. Spradling in the amount of $500,000. However, if any of these employees or other key employees died, became disabled or left Travis Boats for other reasons, their loss could have a significant negative effect on our operations and our financial performance.

         In addition, we have identified opportunities to recruit and integrate additional senior managers in sales management, inventory management and store level operations. Our inability to recruit individuals with necessary skills or to successfully integrate these individuals could have a significant and material adverse effect on our financial condition.

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

         If We Issue More Stock, Our Stock Price May Decline. The sale of a large number of shares of our common stock in the public market could have a material adverse effect on the market price of the common stock. As of December 28, 2001, we own or control, together with our officers and directors and certain founding shareholders, approximately 1,410,822 shares of common stock, excluding shares which would be convertible into common stock pursuant to the transaction discussed above. Our sale of a large portion of these shares may decrease the price of our common stock. (See Risk Factors - "We May Issue Additional Securities That Will Dilute Our Current Shareholders and Impact our Earnings Per Share")

         We Must Evaluate our Goodwill for Impairment. Goodwill in an intangible asset that represents the difference between the aggregate purchase price for the net assets acquired and the amount of such purchase price allocated to such net assets for purposes of our balance sheet. Through our fiscal year ended September 30, 2001, we were required to amortize goodwill from acquisitions accounted for as purchases over a period of time, with the amount amortized in a particular period constituting an expense that reduced our earning for that period. As of September 30, 2001, our acquisitions that have been accounted for as purchases have a remaining goodwill balance of approximately $8.8 million, which we have been amortizing over a period of 25 years.

In June 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 142 "Goodwill and Other Intangible Assets". SFAS 142 provides that goodwill and certain intangibles will no longer be amortized, but instead will be tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. However, the Company has not yet determined whether it will early adopt the new rules beginning in the first quarter of fiscal 2002 as allowed by the SFAS 142. In the year of adoption, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of the beginning of that fiscal year and therefore we have not yet determined what the effect of these tests will be on the results of operations and financial position of the Company.

         Reductions in earning resulting from the impairment of goodwill resulting from SFAS 142 may have an adverse impact upon the market price of our common stock. Also, the impairment of our goodwill or regulatory action that changes the impairment testing procedures, requires other types of amortization, or a write-off of goodwill may materially and adversely affect the financial position of our Company.

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

Item 1.  Business

         General - Travis Boats & Motors, Inc. ("Travis Boats", the "Company" or "we") is a leading multi-state superstore retailer of recreational boats, motors, trailers and related marine accessories in the southern United States. Our Company, currently operates 37 stores under the name Travis Boating Center in Texas (8), Arkansas (4), Louisiana (4), Alabama (1), Tennessee (5), Mississippi (1), Florida (12), Georgia (1) and Oklahoma (1).

We seek to differentiate ourselves from competitors by providing customers a unique superstore shopping experience that showcases a broad selection of high quality boats, motors, trailers and related marine accessories at firm, clearly posted low prices. Each superstore also offers complete customer service and support, including in-house financing programs and full-service repair facilities staffed by factory-trained mechanics.

         History -Travis Boats was incorporated as a Texas corporation in 1979. As used herein and unless otherwise required by the context, the terms "Travis Boats", the "Company" and "we" shall mean Travis Boats & Motors, Inc. and its direct and indirect subsidiaries.

         Since our founding in 1979 as a single retail store in Austin, Texas, we have grown both through acquisitions and the opening of new "start-up" store locations. During the 1980s, we expanded into San Antonio, Texas, purchased land and built a new store facility. After this, we purchased additional boat retailers that operated stores in the Texas markets of Midland, Dallas and Abilene. It was during this early period of store growth that we began
developing  the  systems  necessary  to  manage  a  multi-store   operation  and
maximizing our inventory purchases to obtain increased volume discounts. Our success in operating numerous stores and maximizing volume discounts on inventory purchases led to the introduction of our own proprietary Travis Edition packaging concept and our philosophy of clearly posting price signs on each of our Travis Edition boats held for sale.

         We sell approximately 75 different types of Travis Edition models of brand-name fishing, water-skiing and general recreational boats, such as family ski boats, off-shore fishing boats, personal watercraft, cabin cruisers and yachts exceeding 50 feet in length. We also sell motors, trailers, accessories and related equipment. Although we sell pleasure boats at many different retail prices, we attempt to price our product to maintain a consistent gross profit percentage for each of our Travis Edition models. See "Business Strategy - Travis Edition Concept."

         We study sales trends from the cities and states where we operate store locations. We use the information from this data to custom design and pre-package combinations of popular brand-name boats, such as Larson, Wellcraft, Scarab, Bayliner, Trophy, Sea Ark, Fishmaster and Ranger with outboard motors generally manufactured by Brunswick Corporation, along with trailers and numerous accessories, under our own proprietary Travis Edition label. These signature Travis Edition packages, which account for the vast majority of total new boat sales, have been designed and developed in coordination with the manufacturers and often include distinguishing features and accessories that have historically been unavailable to, or listed as optional, by many of our competitors. We also sell yachts, such as Carver and Martinique that range in length from 25 feet to over 50 feet. By providing many different types of boats with many types of standard features, we attempt to offer the customer an exceptional boat at a competitive price that is ready for immediate use and enjoyment.

         We believe that our Company offers a selection of boat, motor and trailer packages that fall within the price range of the majority of all boats, motors and trailers sold in the United States. Our Travis Edition product line generally consists of boat packages priced from $7,500 to $45,000 with approximate even distribution within this price range. Our yachts can have prices above $500,000. While most of our sales have historically been concentrated on boats with retail sales prices from $7,500 to $45,000, we believe that as the Company continues to operate in Florida and enters other markets along the Gulf of Mexico or other new coastal areas, that the number of off-shore fishing boats, cabin cruisers and yachts will continue to increase as a percentage of our net sales. Our management believes that by combining flexible financing arrangements with many types of boats having broad price ranges, that we are able to offer boat packages to customers with different purchasing budgets and varying income levels.

         Business Strategy - We have developed a multi-state, chain superstore strategy to offer for sale a wide selection of recreational boats and accessories . Our objective is to continue to grow as one of the dominant retailers of recreational boats, motors, trailers and marine accessories in the southern United States. Therefore, our strategy includes increasing sales and profits at existing store locations and further expansion of the number and size of our store locations in the southern United States while also maintaining a focus on possible cities in other regions to which we may desire to expand. Our merchandising strategy is based on offering customers a comprehensive selection of quality, brand name boats and boating products in a comfortable superstore environment. We intend to continue to build brand identity by placing our Travis Edition name on the many types of boating packages that we sell. We also use advertising, open houses, our web site and other types of marketing events to increase our name recognition and our market share. See Risk Factors - "We have not opened New Stores Recently and Much of our Past Growth has been the result of Acquiring and Opening New Stores".

         Our business operations emphasize the following key elements of our business strategy:

Travis Boating Center superstore. Travis Boating Center superstores have a distinctive and stylish trade dress accented with deep blue awnings, a nautical neon building decoration, expansive glass storefronts and brightly lit interiors. The stores range in size from approximately 2,000 (temporary store locations) to over 34,000 square feet and management estimates the average store size at approximately 21,000 square feet. The superstore locations present customers with a broad array of boats and often over 9,000 parts and accessories in a clean, well-stocked, air-conditioned shopping environment. All boats are typically displayed fully rigged with motor, trailer and a complete accessory package allowing for the customer's immediate purchase and enjoyment. Professionally-trained mechanics operate service bays, providing customers with complete maintenance and repair services.

Travis Edition concept. We gather and use extensive market research, combined with the design resources of our manufacturers, to develop our custom Travis Edition boating packages. Our significant purchasing power and consequent ability to coordinate designs with manufacturers has enabled us to obtain products directly from the factory at low prices, along with favorable delivery schedules and with distinguishing features and accessories that have historically been unavailable to, or listed as optional by many competitors. At our store locations we often also add certain additional features after receipt of the product to enhance our Travis Edition packages. Each Travis Edition is a complete, full-feature package, including the boat, motor, trailer and numerous additional accessories and design features often not found on competitors' products, thus providing our customers with superior value. These features often may include enhanced styling such as additional exterior colors, complete instrumentation in dashboards, transoms warrantied for life, canopy tops, trolling motors, upgraded interiors with stereos, wood grain dashboards, in-dash depth finders, stainless steel motor propellers and enhanced hull design not available on other models. Each of our Travis Edition boats is generally identified by the Company's attractive private label logo as well as the respective manufacturer's logo.

         Unlike most recreational boat dealers, we place firm sales prices on each of our Travis Edition packages and generally maintain that same price for the entire season. Prices are advertised and clearly posted on each of our boats so that the customer receives the same price at any Travis Boating Center. We believe this selling philosophy reduces customer anxiety associated with bargaining or negotiation and offers our customer's prices at or below prices that they generally might receive from our competitors. We believe this pricing strategy and low-pressure sales style provides the customer with the comfort and confidence of having received a better boat with more features at a lower price than may have been obtained through negotiations at competitive stores. Our management believes, this approach has promoted good customer relationships and enhanced our reputation in the industry as a leading provider of quality and value.

         Acquisitions. We completed various acquisitions during fiscal 1999. We did not have any acquisitions in fiscal years 2001 or 2000. All of the acquisitions were asset purchases (except for Shelby Marine, which was a stock purchase) and have been accounted for using the purchase method of accounting. The operating results of the companies acquired have been included in the consolidated financial statements from each respective date of acquisition. In the acquisitions we purchased selected assets which generally included boat, motor and trailer inventory, parts and accessories inventory and to a lesser extent, property and equipment. A summary of our acquisitions during fiscal 1999 follows (in thousands):




                                                    Tangible   Non-compete
                            Date of      Purchase     Net      Agreements     Cash  Liabilities   Notes    Stock
     Name of Company        Acquisition    Price     Assets   and Goodwill    Paid     Assumed    Issued   Issued


Fiscal 1999
Amlin, Inc. dba Magic Marine   01/99       $1,639    $6,019        $ 1,090   $ 1,639     5,470      $  ---   $  ---
Sportsman's Haven              01/99        1,748     2,624            514     1,098     1,390         650      ---
Pier 68 Marina                 02/99          738     2,218            562       408     2,043         329      ---
DSA Marine Sales &             04/99        2,147     4,798          1,597     2,147     4,248         ---      ---
Service dba The Boatworks
Shelby Marine, Inc.            06/99        1,334     3,426          1,050       809     3,142         ---      525
The New 3 Seas, Inc.           09/99        1,103     1,419          1,100     ----      1,416         ---    1,100


         Boat Show Participation. We also participate in numerous boat shows, typically held in January through March, in each of the markets in which we operate and in certain other markets near our stores. These shows are normally held at convention centers on at on the water locations, with all area dealers purchasing space to display their respective product offerings. We believe that boat shows and other offsite promotions generate a significant amount of interest in our Travis Edition products and often have an immediate impact on sales at a nominal incremental cost. Although total boat show sales are difficult to assess, management attributes a significant portion of the second fiscal quarter's net sales to such shows.

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

         Since we have business relationships with numerous financial lenders we also offer to assist our customers in obtaining financing for their boat purchase. If the customer purchases F&I Products or utilizes financing we have helped arrange, we earn commissions based upon our total volume of sales or the amount of mark-up we charge over the cost of the products. F&I Products account for a substantial portion of the our income, the most significant component of which is the income resulting from fees earned assisting our customers in obtaining financing for their purchases. Each of the F&I Products and the financial assistance is done on behalf of unrelated third parties which generally include large financial institutions and insurance companies.

         Operations

         Purchasing. It is our belief that we are among the largest volume buyers of outboard motors in the United States. Until fiscal year 1999, we purchased substantially all of our outboard motors from the former Outboard
Marine Corporation ("OMC"), which then manufactured Johnson and Evinrude outboards.

Beginning with the 1999 fiscal year we entered into an agreement to purchase Mercury outboard motors from Brunswick Corporation ("Brunswick"). We are also among the largest domestic volume buyer of boats from many of the boat manufacturers that we represent. As a result, we have built close relationships with our manufacturers. Our relationships have allowed us to have substantial input into the design process for the new boats that are introduced in our markets each year by these manufacturers. This design input and coordination with our manufacturers is a primary factor in the pricing, selection and types of the Travis Edition boating packages that we offer for sale in our store locations.

         We typically deal with each of our manufacturers pursuant to a non-exclusive dealer agreement. These dealer agreements are usually for one (1) year in term and they typically do not contain any contractual provisions concerning product pricing or purchasing levels. The wholesale prices charged to us by our manufacturers are generally set each year for the entire model year (usually summer to summer), but may be changed at the manufacturer's sole discretion. Unlike most of our other dealer agreements, we utilized a multi-year term agreement with Brunswick to purchase outboard motors. Our agreement with Brunswick expired in November 2001 and we are currently negotiating a new contract. We also have agreements to purchase boats with Genmar Industries, Inc. expiring on dates within our 2002 and 2003 fiscal years. The agreements with these manufacturers generally include volume discounts from the then prevailing dealer net price over the entire term of each respective agreement. Although these dealer agreements have multi-year terms, each agreement generally may be canceled by either party for various reasons including our failure to purchase a certain amount of product or the failure by the manufacturer to provide a certain amount of product that we desire to purchase.

         Approximately 41.6% and 32.7% of our net purchases in fiscal years 2001 and 2000, respectively, were products manufactured by boat manufacturers owned by Genmar. The increase in purchases from Genmar is primarily related to the store locations that we operate in Florida which sell Genmar's Wellcraft and Carver products. Other Genmar boat lines that we purchase include the brands Larson, AquaSport, Scarab, Triumph, and Ranger. Brunswick supplied Mercury outboard motors that represented approximately $22.9 million or 20.5% and $17.6 million, or 11.2%, of our net purchases during fiscal years 2001 and 2000, respectively.

         The Company's right to display, advertise or sell some product lines in certain markets, including the Internet, may be restricted by arrangements with certain manufacturers. (See Risk Factors - "We Rely on Few Manufacturers for
Almost All of our Outboard Motor Purchases and One of the Manufacturers has filed Bankruptcy and Liquidated" and "We Rely on Several Key Manufacturers for Almost All of our Boat Purchases").

         Floor plan financing. We purchase most of our inventory by borrowing money from floor plan and other borrowing agreements. The seasonal nature of the recreational boating industry impacts the production schedules of the manufacturer's that produce marine products. During the fall and winter months, retail sales of recreational boats diminish significantly as compared to sales during the warm spring and summer months. To provide recreational boating retailers, such as Travis Boats, extra incentive to purchase boating products in the "off-season," manufacturer's typically offer product for sale at a price that includes an interest subsidy. Since retail boat dealers typically utilize floor plan financing to provide working capital to purchase inventory, the interest subsidy is intended to assist the retail dealer in stocking the product until the selling season. The terms of the interest subsidy or assistance vary by manufacturer, with virtually all manufacturers in the marine industry offering such programs. Management believes that the types of financing arrangements we utilize are standard within the industry. As of September 30, 2001, the Company and its subsidiaries owed an aggregate of approximately $58.9 million to our lenders under our floor plan financing agreements. At September 30, 2001 and 2000, the Company had non-interest bearing borrowings of approximately $5,370,000 and $5,795,000 under these arrangements.

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

         Our primary competition is from boat dealers operating a single location or several locations in a single state and, to a lesser degree, with national specialty marine stores, catalog retailers, sporting goods stores and mass merchants, particularly with respect to parts and accessories. Dealer competition, which includes one other publicly traded multi-state retailer of recreational boats, continues to increase based on the quality of available products, the price and value of the products and heightened attention levels to customer service. There is significant competition both within markets currently being served by the Company and in new markets into which we plan to enter. While we generally compete in each of our markets with retailers of brands of boats not sold by the Company in that market, it is common for other competitive retailers to sell the same brands of outboard motors. Management believes that a trend in the industry is for independent dealers to attempt to form alliances or buyer's groups, for manufacturers to include more features as standard equipment on boats and consequently, and for competitive dealers to offer packages comparable to those that we offer as our Travis Edition lines. In addition, several of our competitors, especially those selling boating accessories, are large national or regional chains that may have substantially greater financial, marketing and other resources than we may deploy. Private sales of used boats also represent a source of competition. There can be no assurance that we will be able to compete successfully in the retail marine industry in the future. See Risk Factors - "We May Not Be Able To Respond Effectively To The Significant Competition We Face".

         Impact of Environmental and Other Regulatory Issues. Our operations are subject to regulation, reporting and licensing by various federal, state and local governmental agencies and we are subject to their respective statutes, ordinances and regulations. The failure to satisfy these requirements could have a material adverse effect on our business, financial condition and results of operations.

          On October 31, 1994, the U.S. Environmental Protection Agency ("EPA") announced proposed emissions regulations for outboard marine motors. The proposed regulations would require a 75% average reduction in hydrocarbon emissions for outboard motors and set standards for carbon monoxide and nitrogen oxide emissions as well. Under the proposed regulations, manufacturers began phasing in low emission models in 1998 and had approximately nine years to achieve full compliance. Certain states, such as California, are proposing and adopting legislation that would require low emission outboards and other engines on certain bodies of water or more aggressive phase-in schedules than the EPA. Based on these regulations and public demand for cleaner burning motors, outboard motor manufacturers, such as Brunswick, have begun the phase-in process for the new EPA compliant outboard motors. However, in fiscal 2001 and 2000, we only purchased minimal quantities of the new EPA compliant outboard motors as a result of a lack of supply of the new product since these manufacturers are still in the initial stages of the new product's release. The boat models we sold with the new EPA compliant outboards in fiscal 2001 and 2000 generally were priced approximately $2,000 higher than those with traditional outboard motors. Management anticipates retail prices to generally be from $500 to $1,500 higher for the new EPA compliant outboards depending on the motor's horsepower. Management, based upon discussions with Brunswick, believes that the higher retail costs will be somewhat offset by enhanced fuel efficiency and acceleration speed, as well as possible reductions of maintenance costs of the new EPA compliant outboard motors. Costs of comparable new models, if materially more expensive than previous models, or the manufacturer's inability to deliver responsive, fuel efficient outboard motors that comply with EPA requirements, could have a material adverse effect on our business, financial condition and results of operations.

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

         Employees. As of September 30, 2001, our staff consisted of 623 employees, 594 of whom are full time. The full-time employees include 35 in store level management and 47 in corporate administration and management. The Company is not a party to any collective bargaining agreements and is not aware of any efforts to unionize its employees. We consider the relations with our employees to be good.

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

         The chart below reflects the status and approximate size of the various Travis Boating Center locations operated as of December 28, 2001.


                                     Building         Land          Owned or       Year of Market
             Location             Square Footage*    Acreage*        Leased             Entry

Austin, Texas(1).................          20,000      3.5           Owned                1979
San Antonio, Texas(1)............          34,500      6.5           Owned                1982
Midland, Texas(1)................          18,750      3.8           Owned                1982
Dallas, Texas(1).................          20,000      4.2           Owned                1983
Abilene, Texas(2)................          24,250      3.7           Owned                1989
Houston, Texas(2)................          15,100      3.0          Leased                1991
Baton Rouge, Louisiana(2)........          33,200      7.5           Owned                1992
Beaumont, Texas(2)...............          25,500      6.5           Owned                1994
Arlington, Texas(2)..............          31,000      6.0          Leased                1995
Heber Springs, Arkansas(2).......          26,000      9.0          Leased                1995
Hot Springs, Arkansas(2).........          20,510      3.0           Owned                1995
New Iberia, Louisiana(4).........          24,000      3.3          Leased                1995
Florence, Alabama(2).............          22,500      6.0          Leased                1996
Winchester, Tennessee(2).........          28,000      3.5          Leased                1996
St. Rose, Louisiana(2)...........          30,000      3.5          Leased                1997
Pascagoula, Mississippi(2).......          28,000      4.1           Owned                1997
Key Largo, Florida(3)............           3,000      4.2           Owned                1997
Key Largo, Florida(3)............           3,000      2.4           Owned                1999
Ft. Walton Beach Fl. - Sales(3)             7,000      2.9          Leased                1997
Ft. Walton Beach Fl. - Sales(3)             7,000      2.9          Leased                1999
Ft. Walton Beach Fl.- Service(3)            7,500      2.0          Leased                1997
Hendersonville, Tennessee(2).....          31,320      3.6          Leased                1997
Gwinnett, Georgia (1)............          25,000      5.0           Owned                1997
Claremore, Oklahoma (3)..........          15,000      2.0           Owned                1998
Bossier City, Louisiana(2).......          30,000      8.6           Owned                1998
Knoxville, Tennessee(2)..........          30,000      6.5          Leased                1998
Little Rock, Arkansas(3).........          16,400      3.0           Owned                1999
Pine Bluff, Arkansas(3)..........          16,812      2.91         Leased                1999
Longwood, Florida(3).............          10,000      3.1          Leased                1999
Clearwater, Florida(2)...........          21,000      5.0           Owned                1999
Clearwater, Florida(3)...........           9,000      3.7          Leased                1999
Jacksonville, Florida(3).........           8,000      1.5          Leased                1999
Bradenton, Florida(3)............          20,000      5.0          Leased                1999
Englewood, Florida(3)............           3,000      4.5          Leased                1999
Memphis, Tennessee(2)............          24,000      4.3          Leased                1999
Pickwick Dam, Tennessee(2).......          48,000      5.0          Leased                1999
Ft. Myers, Florida(3)............           6,000      4.0          Leased                1999
Stuart, Florida(2)...............          29,000      4.0          Leased                2000
Pompano, Florida(3)..............           6,000      1.0          Leased                2000
--------------------------

*  Square footage and acreage are approximate.
(1)       Newly constructed store.
(2)       Facility acquired/leased and converted to superstore.
(3)       Acquired/leased facility

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

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended September 30, 2001.



                                    PART II



Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

         Our common  stock  trades on the Nasdaq  Stock Market under the symbol:
TRVS. As of December 28, 2001, we believe our shares are beneficially owned by more than 400 shareholders. On December 28, 2001, the last reported sales price of the common stock on the NASDAQ National Market System was $2.00 per share.

         The following table sets forth for the period indicated, on a per share basis, the range of high and low sales prices for our common stock during fiscal years 2001 and 2000 as quoted by the NASDAQ. These price quotations reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions:



                                     Fiscal 2001 Sales Price               Fiscal 2000 Sales Price
                                     -----------------------               -----------------------
        Quarter Ended             High        Low        Ending         High         Low        Ending
        -------------            -------      -----     --------       ------       -----      -------

December 31....................    $3.75       $2.50       $2.75       $12.00       $8.75       $12.00
March 31.......................    $4.125      $2.375      $3.375      $13.50       $9.375      $13.25
June 30........................    $3.50       $2.16       $2.70       $12.6875     $5.125      $5.50
September 30...................    $2.90       $1.96       $2.20       $5.5625      $3.50       $3.6875


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

Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Report on Form 10-K:

                                              FISCAL YEAR ENDED SEPTEMBER 30,


                              1997(1)(6)  1998(1)(6)     1999(1)(6)    2000(1)(6)   2001(1)(6)
                              ----------  ----------     ----------    ----------   ----------
                                (in thousands, except store, per store and per share data)

Consolidated Statement of
  Operations Data:
  Net sales......................$91,309   $  131,740     $  182,259    $  217,718   $  198,539

  Gross profit................... 23,955       34,901         46,634        53,309       46,379
  Selling, general and
     Administrative expense...... 15,562       22,630         30,978        42,326       41,492
  Store Closing Costs............      -            -              -             -          321
  Operating income...............  7,480      11,011          13,689         8,338        1,660
  Interest expense...............  1,354       2,310           3,808         6,848        6,533
  Net income/(loss)..............  3,982       5,563          6,573            897       (3,281)
  Basic earnings/(loss) per
   share.........................$   .96   $    1.31      $    1.53     $      .20   $     (.75)
  Diluted earnings/(loss) per
   shares........................$   .94   $    1.26      $    1.49     $      .20   $     (.75)
  Weighted avg. common
   Shares outstanding -
   basic.........................  4,137       4,250          4,291          4,403        4,375
  Weighted avg. common
   Shares outstanding
   -diluted......................  4,252       4,417          4,409          4,446        4,375
Store Data:
  Stores open at period end......     19          24             38             39           37
  Average sales per store(2).....$ 5,775    $  6,383      $   6,055     $    5,630   $    5,252
    Percentage increase
   (decrease) in comparable
     store sales(3)..............    5.7%        6.6%           1.9%         (1.1%)      (11.6%)


                                                                                               SEPTEMBER 30,

                                              1997            1998        1999       2000 (4)     2001 (5)
                                            --------      ----------    ---------   ---------    ---------
                                                                     (In Thousands)

Consolidated Balance Sheet Data:
  Cash and cash equivalents............       $ 5,816      $ 4,618     $ 4,125        $ 2,971      $ 1,388
  Working capital......................        14,806       16,392      12,117         10,948       11,958
  Total assets.........................        59,121       69,116     125,931        129,647      113,680
  Short-term debt, including current
    maturities of notes payable........        21,447       26,105      69,547         77,895       61,078
  Notes payable less current maturities         5,145        4,980       6,897          6,015        9,375
  Stockholders' equity.................        24,058       30,433      37,592         39,552       36,149


(1) The Consolidated Statement of Operations Data and the Consolidated Balance Sheet Data for the fiscal years ended September 30, 1997, 1998, 1999, 2000 and 2001 has been derived from the audited consolidated financial statements of the Company. Store data has been derived from the Company's internal operating statements.
(2)  Includes only those stores open for the entire preceding 12-month period.
(3) New stores or upgraded facilities are included in the comparable store base at the beginning of the store's thirteenth complete month of operations.
(4) Included in the current liabilities, which reduce working capital, are balloon payments due pursuant to the terms of two real estate loans, with one payment of approximately $3.0 million due in November, 2000 and one payment of $597,000 due in June, 2001.
(5) Included in the current liabilities, which reduce working capital, are balloon payments due pursuant to the terms of two real estate loans, with one payment of approximately $577,000 due in December, 2001 and one payment of $584,000 due in January, 2002.
(6) Includes the operations of acquired store locations from each respective date of acquisition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         Overview - The following discussion compares fiscal years 2001 and 2000 and fiscal years 2000 and 1999, which reflects the inclusion of the audited consolidated financial statements for the fiscal years ended September 30, 2001, 2000 and 1999, respectively. The results of the acquisitions listed in the chart below, from their respective dates of acquisition, are included in the discussion below of the fiscal year in which such acquisition occurred. The Company did not have acquisitions in fiscal years 2001 or 2000.

         A summary of the Company's acquisitions follows (in thousands):



                                                                Non-compete
                              Date of     Purchase   Tangible    Agreements    Cash   Liabilities   Notes    Stock
     Name of Company        Acquisition    Price    Net Assets  and Goodwill   Paid     Assumed     Issued   Issued
     ---------------        -----------   --------  ----------  ------------   ----   -----------   ------   ------


Fiscal 1999
Amlin, Inc. dba Magic Marine  01/99        $1,639   $6,019       $1,090      $1,639     $5,470     $ --      $  --
Sportsman's Haven             01/99         1,748    2,624          514       1,098      1,390      650         --
Pier 68 Marina                02/99           738    2,218          562         408      2,043      329         --
DSA Marine Sales &            04/99         2,147    4,798        1,597       2,147      4,248       --         --
Service dba The Boatworks
Shelby Marine, Inc.           06/99         1,334    3,426        1,050         809      3,142       --         525
The New 3 Seas, Inc.          09/99         1,103    1,419        1,100         -0-      1,416       --       1,100



The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                         FISCAL YEAR ENDED SEPTEMBER 30,


                                       1999          2000          2001
                                       ------        ----          ----
Net sales.........................     100.0%        100.0%       100.0%
Costs of goods sold...............      74.4          75.5         76.6
                                       ------        ------       ------

Gross profit......................      25.6          24.5         23.4
Selling, general and
   Administrative expenses........      17.0          19.4         20.9
Operating income..................       7.5           3.8          0.8
Interest expense..................       2.1           3.1          3.3
Other income/ (expense)...........       0.3           0.0          0.0
                                       ------        ------       -------
Income/(loss) before income taxes.       5.7           0.7         (2.4)
Income tax expense/(benefit)......       2.1           0.3         (0.8)
                                       ------        ------       -------
Net income/(loss).................       3.6           0.4         (1.7%)
                                       ======        ======       =======

Fiscal Year Ended

September 30, 2001 Compared to the Fiscal Year Ended September 30, 2000

Net sales. Net sales for the fiscal year ended September 30, 2001 were $198.5 million, a decrease of approximately $19.2 million or 8.8% from the net sales of $217.7 million for the fiscal year ended September 30, 2000.

Comparable store sales declined by 11.6% (32 stores in base) for the fiscal year ended September 30, 2001 compared to a decrease of 1.1% (18 stores in base) during the prior fiscal year. Management believes the decline in net sales and the decrease in comparable store sales was related to various factors including, but not limited to, erratic levels of consumer confidence, persistent weak economic and industry conditions and high fuel prices. In certain markets these factors have been exaggerated by weather conditions related to the severe impact of tropical storm Allison along the Texas and Louisiana coastlines. Net sales were also impacted by (i) a significant percentage decline in net sales specifically during the month of September 2001 and (ii) the closing of store locations in Miami, Florida and Huntsville, Alabama during the Company's fourth quarter of fiscal 2001. Prior to their closing, the Miami and Huntsville store locations had combined sales of approximately $4.2 million during fiscal 2001 compared to net sales of $7.5 million in the prior fiscal year. In reviewing these store locations, the Company determined that each store had a sales overlap with certain other Travis Boating Center locations and that the Company could likely more cost effectively serve its customers through such alternate store locations.

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

         Net sales attributable to F&I Products decreased by 20.5% to approximately $6.6 million in fiscal 2001 from $8.3 million in fiscal 2000. In fiscal 2001, F&I income as a percentage of net sales also decreased to 3.3% from 3.8% in fiscal 2000 due primarily to (i) lower overall net sales, (ii) reductions in overall yields paid by lenders for originating customer finance contracts, (iii) competitive pressures on finance rates (which resulted in lower net spreads achieved in the placement of customer financing) and (iv) with regard to our store locations in Arkansas, certain "caps" or limits on interest rates allowed to be charged by lenders in Arkansas. Decreases in the percentage of customers buying these products (which is referred to as "sell-through"), particularly by purchasers of the larger, more expensive boats and reduced customer demand for certain insurance products have also been limiting factors. Based on these circumstances and recent attempts by certain manufacturers to enhance certain manufacturer warranty products, the Company believes that net sales of F&I products may continue to decline somewhat prior to ultimately stabilizing.

Gross profit. For the fiscal year ended, September 30, 2001, gross profit decreased 13.0% to $46.4 million from $53.3 million in the prior fiscal year. Gross profit, as a percent of sales, decreased to 24.5% from 23.4% during the same period.

The decrease in gross profit, both in actual dollars and as a percent of net sales, was primarily related to the Company and certain of its manufacturers offering additional incentives and rebates on various models of boats and outboard engines. The manufacturer incentives and rebates were developed by the manufacturers as part of an effort to stimulate sales due to overall weak industry sales performance. Additionally, the Company developed other incentives as part of its ongoing inventory reduction plan implemented previously during the summer of the prior 2000 fiscal year. Management believes that these programs or similar levels of additional incentives and rebates will continue for at least the first and second quarters of fiscal 2002 or until economic and industry conditions improve. While these programs have impacted gross profit, the Company has been successful in reducing overall inventory levels. The Company's inventory levels were approximately $65.2 million as of September 30, 2001 versus $78.1 million as of September 30, 2000. See "Liquidity and Capital Resources."

         The decline in net sales attributable to F&I Products has also impacted the gross profit margin. Net sales of these F&I Products, which have a significant impact on the gross profit margin, contributed $6.6 million, or 14.2%, of total gross profit in fiscal 2001, as compared to $8.3 million, or 15.6%, of total gross profit for fiscal 2000. Net sales attributable to F&I Products are reported on a net basis and therefore all of such sales contribute directly to the Company's gross profit. The costs associated with the sale of F&I Products are included in selling, general and administrative expenses.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $41.5 million in fiscal 2001 from $42.3 million in the prior fiscal year. During fiscal 2001 the Company also had expenses of approximately $321,000 related to closing of the store locations in Miami, Florida and Huntsville, Alabama. Selling, general and administrative expenses, as a percent of net sales, were 20.9% in fiscal 2001, compared to 19.4% in fiscal 2000.

The decrease in selling, general and administrative expenses in actual dollars for the fiscal year ended September 30, 2001 versus the prior fiscal year was primarily attributable to the reduction in wages, commissions and travel/entertainment expenses. The Company has reduced headcount primarily through attrition and selective position consolidation. The reduction in overall expenses was offset by increases in certain expenses such as utilities, insurance, fuel costs, rent/lease expense and bad debt expense related to reserves on certain accounts receivable.

         Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $2.9 million in fiscal 2001 from $2.6 million for the prior fiscal year. Depreciation and amortization expenses, as a percent of net sales, increased to 1.5% in fiscal 2001 from 1.2% for prior fiscal year.

The increase in depreciation and amortization expenses, both in actual dollars and as a percent of net sales, was primarily attributable to the depreciation expenses of the Company's recently completed superstore location in San Antonio, Texas, substantial renovations to the Clearwater, Florida store location and other improvements to its asset infrastructure.

         Interest expense. Interest expense decreased to $6.5 million in fiscal 2001 from $6.8 million in the prior fiscal year. However, interest expense increased to 3.3% from 3.1% of net sales in fiscal years 2001 and fiscal 2000, respectively, primarily as a result of the overall decline in net sales for the 2001 fiscal year.

Interest expense, in actual dollars, was positively impacted by decreases in the Company's short term borrowing rates and inventory debt levels relative to the prior fiscal year. The decrease in interest expense was somewhat offset by the incremental interest expense incurred on the additional long term debt related to the Company's new superstore in San Antonio, Texas and other real estate holdings.

The Company anticipates continuing to utilize significant amounts of third party financing sources to support its inventories and other assets. Accordingly, the Company is subject to the impact of increases in interest expenses and other costs associated with such borrowings. See "Risk Factors--Our Substantial Indebtedness Could Restrict Our Operations and Make Us More Vulnerable to Adverse Economic Conditions" and "Quantitative and Qualitative Disclosures About Market Risk."

Net income/(loss). The Company posted a net loss of approximately $3.3 million for fiscal 2001 versus a net income of approximately $897,000 in fiscal 2000 primarily due to the above described declines in net sales and total gross profit margins.

Fiscal Year Ended September 30, 2000 Compared to the Fiscal Year Ended September 30, 1999

         Net sales. Net sales increased by 19.4% to $217.7 million in fiscal 2000 from $182.3 million in fiscal 1999. The primary component of the increase in net sales during the 2000 fiscal year was the result of the Ft. Myers store location opened in September, 1999 and store locations in Pompano and Stuart, Florida opened during the 2000 fiscal year. Accordingly, of the increase in net sales of $35.4 million during fiscal 2000, $17.0 million, or 48.0%, is related to these three store locations opened during the discussed periods.

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


                                                                  Quarter Ended
                                           -------------------------------------------------------------------------
                                             Fiscal Year 2000                                     Fiscal Year 2001
                               Dec. 31     March 31     June 30      Sept. 30       Dec. 31      March 31    June 30    Sept.30
                               -------     --------     -------      --------       -------      --------    -------    -------
                                                                          (In thousands)

Net sales...................  $23,627     $57,385       $82,872      $53,904       $24,084       $57,521      $73,455  $ 543,479
Gross profit................    5,974      14,836        20,810       11,689         5,778        13,998       17,620     8,983
Selling, general and
   administrative expenses.     7,651      10,567        12,942       11,166         8,379        10,264       11,984    10,865
Operating income (loss).....   (2,301)      3,640         7,176         (177)       (3,301)        3,010        4,916    (2,965)
Interest expense............    1,374       1,768         1,902        1,804         1,847         1,926        1,619     1,141
Net income (loss)...........   (2,323)      1,190         3,343       (1,314)       (3,256)          790        2,096    (2,911)
Basic earnings (loss) per
share.......................     (.53)        .27           .76         (.30)         (.74)          .18          .48      (.67)
Diluted earnings (loss)
per  share..................     (.53)        .27           .75         (.30)         (.74)          .18          .48      (.67)
Wtd. Avg. common shares
   outstanding - basic......    4,377       4,412         4,414        4,410         4,387         4,378        4,371     4,363
Wtd. Avg. common shares
   outstanding diluted......    4,377       4,487         4,451        4,410         4,387         4,378        4,373     4,363


                                                                         As a Percentage of Net Sales
                               -----------------------------------------------------------------------------------------------
Net sales...................    100.0%      100.0%        100.0%       100.0%        100.0%        100.0%       100.0%    100.0%
Gross profit................     25.3        25.8          25.1         21.7          24.0          24.3         24.0      20.7
Selling, general and
   administrative expense...     32.4        18.4          15.6         20.7          34.8          17.8         16.3      25.0
Operating income (loss).....     (9.8)        6.3           8.7         (0.3)        (13.7)          5.2          6.7      (6.8)
Interest expense............      5.8         3.1           2.3          3.4           7.7           3.3          2.2       2.6
Net income (loss)...........     (9.8)        2.1           4.0         (2.4)        (13.5)          1.4          2.9      (6.7)


         The Company's business, as well as the sales demand for various types of boats, tends to be highly seasonal. Strong sales typically begin in January with the onset of the public boat and recreation shows, and continue through July. Over the previous three fiscal years, the average annual net sales for the quarterly periods ended March 31 and June 30 represented in excess of 26% and 38%, respectively, of the Company's annual net sales. With regard to net income, the Company historically generates profits in three of its fiscal quarters and experiences operating losses in the quarter ended December 31 due to a broad seasonal slowdown in sales. During the quarter ended September 30, inventory typically reaches its lowest levels and accumulated cash reserves reach the highest levels. During the quarter ended December 31, the Company generally builds inventory levels in preparation for the upcoming selling season which begins with boat and recreation shows occurring during January through March in certain market areas in which the Company conducts business. Travis Boats' operating results would be materially and adversely affected if net sales were to fall significantly below historical levels during the months of January through June.

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

         Quarterly results may fluctuate due to many factors. Some of these factors include, weather conditions, timing of special events such as boat shows, availability of product and the opening or closing of store locations. Accordingly, the results for any quarterly period may not be indicative of the expected results for any other quarterly period.

         The results for the quarter ended September 30, 2001 were negatively impacted by certain events including the expenses related to the closing of two
(2) store locations and the establishment of reserve allowances on certain inventories and accounts receivable. Management estimates the expenses associated with these to be approximately $1.3 million.

         Liquidity and Capital Resources

         The Company's short-term cash needs are primarily for working capital to support operations, including inventory requirements, off-season liquidity and store infrastructure. These short-term cash needs have historically been financed with cash from operations and further supplemented by borrowings under the Company's floor plan and revolving credit lines (collectively the "borrowing agreements"). At September 30, 2001, the Company had approximately $1.4 million in cash, $11.4 million in accounts receivable (primarily contracts in transit from sales, manufacturer rebates receivable and other amounts due from manufacturers) and $65.2 million in inventories. Contracts in transit are amounts receivable from a customer or a customer's financial institution related to that customer's purchase of a boat. These asset balances were offset by approximately $7.1 million of accounts payable and accrued liabilities, $58.9 million outstanding under its borrowing agreements and $2.2 million in short-term indebtedness including current maturities of notes payable. Included within the current maturities of notes payable are balloon payments due pursuant to the terms of two real estate loans, with one payment of approximately $577,000 due in December, 2001 and one payment of $584,000 due in January, 2002. As of September 30, 2001 and December 14, 2001, the aggregate maximum borrowing limits under its borrowing agreements was $110.0 million and $90.0 million, respectively (see Subsequent Events in the consolidated audited financial statements of the Company and notes thereto included elsewhere in this Report on Form 10-K).

         At September 30, 2001 the Company had working capital of approximately $12.0 million. Working capital, as of September 30, 2001, was reduced by the Company's net loss and the aforementioned balloon payments of approximately $1.2 million, which pending the refinances thereof are classified as a current liability.

         In fiscal 2001, operating activities provided cash flows of $13.5 million due primarily to the decrease of $12.9 million in inventories (as a result of the Company's inventory reduction strategies) and net increases in accounts payable and the collection of the income taxes recoverable. These amounts were offset partially by the net loss of $3.3 million, decreases in accrued liabilities and prepaid expenses.

         In fiscal 2000, operating activities utilized cash flows of $2.8 million due primarily to an increase of $2.4 million and $4.2 million in inventories and income taxes payable, respectively. These amounts were offset partially by net income of $897,000.

         Investing activities utilized cash flows of $1.5 million due primarily to the purchase and replacement of assets used in operations of the store locations. These activities were primarily funded through the Company's borrowing agreements and internal cash flows.

         Financing activities in fiscal 2001 utilized cash flows of $13.6 million primarily from the repayment of amounts outstanding under the Company's borrowing agreements. These repayments were generally from the proceeds of the Company's net reduction in overall inventory levels during the period. The Company finances substantially all of its inventory and working capital requirements pursuant to borrowing agreements entered into in January 2000 with two commercial finance companies -- Transamerica Distribution Finance ("TDF") and Deutsche Financial Services ("DFS"). The agreements, which have maturity dates of January 2003, contain substantially similar terms and financial ratio based covenant requirements. The maximum aggregate borrowing availability as of September 30, 2001 was limited to a maximum credit limit of $110 million at various sub-prime based or LIBOR based interest rates (varying from 5.75% to 7.0% at September 30, 2001). Borrowings under the agreements are pursuant to a borrowing base formula and are used primarily to finance inventory purchases and for general working capital requirements. Substantially all inventory, accounts receivable and intangible assets collateralize these borrowing agreements. The terms of the borrowing agreements also provide for: (i) fees for administrative monitoring, (ii) fees for unused portions of available credit, and (iii) pre-payment fees in the event of the Company's termination of such floor plans prior to their stated maturity dates in January 2003. The borrowing agreements also include restrictive loan agreements containing various loan covenants and borrowing restrictions, including minimum financial ratios (governing net worth, current assets, debt to worth percentages and cash flow coverage requirements based upon interest expense and monthly principal and interest payments on debts). Acquisitions, the payment of dividends or repurchases of the Company's common stock are also substantially limited without prior consent. As of September 30, 2001, the Company was in violation of several financial ratio covenants. However, the Company has entered into amended loan agreements with both lenders dated as of December 14, 2001. Concurrent with execution of the amended loan agreements, the Company received waivers on all financial covenants that were then in non-compliance with the prior agreements. The amended loan agreements also provide for certain revisions to (i) future financial ratio's and (ii) the maximum amount which the Company may borrow from the initial amount of $110 million to varying reduced amounts through July of 2002 when such maximum amount will be established at $70 million until the expiration of the borrowing agreements in January of 2003 (see Subsequent Events in the consolidated audited financial statements of the Company and notes thereto included elsewhere in this Report on Form 10-K).

         Effective December 14, 2001 the Company entered into Subordinated Convertible loan transactions in the aggregate amount of $4,300,000. The loans are unsecured with a term of 36 months and have rates ranging from prime + 2%, adjusted quarterly, to 10.75%, fixed. The principal and interest amounts payable pursuant to the loans is subordinated, in substantially all respects, to the Company's borrowing agreements with TDF and DFS providing inventory and working capital financing for the Company. The loans are redeemable by the Company, and if not redeemed may be converted by the holders into the Company's common stock at a conversion price of approximately $2.46 per share (see Subsequent Events in the consolidated audited financial statements of the Company and notes thereto included elsewhere in this Report on Form 10-K).

         Based upon management's Fiscal 2002 operating plan, including the sale/leaseback or refinancing of certain assets, if necessary, and availability under the borrowing agreements, the Company believes that there is adequate liquidity to fund the Company's operations and to make required principal payments under the two borrowing agreements and other outstanding debt. However, material shortfalls or variances from anticipated performance could require the Company to seek further amendment to the amended borrowing agreements or alternate sources of financing.

         Management believes the Company to be in compliance with all other terms and conditions of its loan agreements and all proposed terms and conditions established pursuant to the aforementioned waivers of financial covenants.

         As of December 21, 2001, $65.7 million was drawn on the borrowing agreements and the Company could borrow (i) zero for general working capital purposes, and (ii) an additional $24.3 million solely for additional inventories. As the Company purchases inventory, the amount purchased increases the borrowing base availability and typically the Company makes a determination to borrow. Various manufacturers provide the Company interest expense assistance under the borrowing agreements in order to subsidize the carrying cost of inventory. Accordingly, no interest expense is recorded during portions of the year (generally August through May) for certain borrowings under these arrangements. At September 30, 2001 and 2000, the Company had non-interest bearing borrowings of $ 5,370,000 and $5,795,000 under these arrangements. Discontinuance of these agreements could result in an increase to interest expense. (See Risk Factors - We Rely on Two Key Manufacturers for Almost All of our Outboard Motor Purchases and One of the Manufacturers has filed for Voluntary Bankruptcy under Chapter 11).

         Merchandise inventories were $65.2 million and $78.1 million as of September 30, 2001 and 2000, respectively. Accounts receivable, on a net basis, decreased by approximately $265,000 to $11.4 million at the end of fiscal 2001 from a year earlier. Costs in excess of net assets acquired decreased by approximately $837,000 to $10.4 million in fiscal 2001 due to the scheduled amortization of this asset.

         The Company had capital expenditures of approximately $1.5 million in fiscal 2001 and approximately $4.8 million in fiscal 2000. Capital expenditures during fiscal 2001 were primarily used for the purchase and replacement of assets used in operations of the store locations. Capital expenditures in the prior 2000 fiscal year included expenditures related to the renovation of several facilities to the Company's superstore standards and expenditures related to the roll-out of the Company's management information systems in certain store locations. The Company also acquired real estate in San Antonio, Texas, Key Largo, Florida, Clearwater, Florida and completed the construction of a new superstores in Atlanta, Georgia and San Antonio, Texas. These capital expenditures were funded through the Company's borrowing agreements, mortgage debt and internal cash flows.

         The Company's borrowing agreements and internally generated working capital should be sufficient to meet the Company's cash requirements in the near future.

         New Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company must apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. However, the Company has not yet determined whether it will early adopt the new rules beginning in the first quarter of fiscal 2002 as allowed by the Statement. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $265,000 in the year of adoption. In the year of adoption, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of the beginning of the fiscal year and has not yet determined what the effect of these tests will be on the results of operations and financial position of the Company.


In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS 143 is effective for financial statements relating to fiscal years beginning after June 15, 2002. Management does not expect SFAS 143 to have a material effect on the Company's financial statements.

In September 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management has not yet determined what the effect of SFAS 144 will be on the results of operations and financial position of the Company.

         Inflation

         The Company believes that inflation generally has not had a material impact on its operations or liquidity to date.

Item 7A.  Quantitative And Qualitative Disclosures About Market Risk

         At September 30, 2001, approximately 91.4% of the Company's notes payable and other short term obligations bear interest at variable rates, generally tied to a reference rate such as the prime rate of interest of certain banks. During the fiscal year ended September 30, 2001, the average rate of interest of such variable rates was 6.79%. Increases in the variable interest rates result in increased interest expense and decreased earnings and cashflow. Assuming the same level of borrowings for the year ended September 30, 2001, which averaged approximately $87,685,000, an increase of 2% in the average rate of interest would result in an increase in fiscal 2001 interest expense of approximately $1,753,700 and an increase in fiscal 2001 net loss and after-tax cashflow of approximately $1,107,600. Similarly, a decrease in the average rate of interest would result in a decrease in interest expense and an increase in net income and after-tax cashflow.

Item 8.  Financial Statements

         For the financial  statements and  supplementary  data required by this
Item 8, see the Index to Consolidated Financial Statements and Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III



Item 10. Directors and Executive Officers

         There is incorporated herein by reference that portion of the Company's proxy statement for the 2002 Annual Meeting of Shareholders which appears therein under the captions "Item 1: Election of Directors" and "Information Concerning Directors."

Item 11. Executive Compensation

         There is incorporated in this Item 11 by reference that portion of the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders which appears under the caption "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

         There is incorporated in this Item 12 by reference that portion of the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders which appears under the caption "Securities Holdings of Principal Shareholders, Directors, Nominees and Officers."

Item 13. Certain Relationships and Related Transactions

         There is incorporated in this Item 13 by reference that portion of the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders which appears under the captions "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation."

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements - The following consolidated financial statements of
the  Company  are  included  following  the  Index  to  Consolidated   Financial
Statements and Schedules on page F-1 of this Report.

     Report of Independent Auditors.....................F-2
     Consolidated Balance Sheets........................F-3
     Consolidated Statements of Operations..............F-5
     Consolidated Statements of Stockholders' Equity....F-6
     Consolidated Statements of Cash Flows..............F-7
     Notes to Consolidated Financial Statements.........F-9

(a) 2. Financial Statement Schedules - All schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

(a) 3. Exhibits - The following Exhibits are incorporated by reference to the filing or are included following the Index to Exhibits.

                                INDEX TO EXHIBITS

(a)      Exhibits:

3.1                --Restated Articles of Incorporation of the Registrant, as amended.(1)
3.2                --Restated Bylaws of the Registrant, as amended.(1)
10.2(a)            --[Intentionally left blank]
10.2(b)            --Dealer Agreement dated as of October 13, 1995, between the Company and Outboard
                      Marine Corporation.(1)
10.3               --[Intentionally left blank]
10.4               --[Intentionally left blank]
10.5(a,b)          --[Intentionally left blank]
10.6(a,b)          --[Intentionally left blank]
10.7(a,b)          --[Intentionally left blank]
10.8(a - i)        --[Intentionally left blank]
10.9(a,b,c)        --[Intentionally left blank]
10.10(a,b)         --[Intentionally left blank]
10.11              --[Intentionally left blank]
10.12              --[Intentionally left blank]
10.13              --[Intentionally left blank]
10.14              --[Intentionally left blank]
10.15              --Asset Purchase Agreement dated as of September 20, 1995, by and among Red River
                     Marine, Inc., Red River Marine, Inc. #2, and TBC Arkansas, Inc.(1)
10.16              --Promissory Note dated September 20, 1995, in the original principal amount of $800,000,
                      Payable by TBC Arkansas, Inc. to Benny Hargrove.(1)
10.17(a)           --Promissory Note dated as of September 20, 1995, in the original principal amount of
                      $462,145.53, payable by TBC Arkansas, Inc. to Red River Marine, Inc. #2.(1)
10.17(b)           --Mortgage With Power of Sale (Realty) dated September 20, 1995, from TBC Arkansas, Inc.
                      to Red River Marine, Inc. #2.(1)
10.18              --Promissory Note dated September 20, 1995, in the original principal amount of
                      $230,177.16, payable by TBC Arkansas, Inc. to Red River Marine, Inc. and Red River
                      Marine, Inc. #2.(1)


10.19              --Promissory Note dated September 20, 1995, in the original principal amount of $108,750,
                      Payable by TBC Arkansas, Inc. to Red River Marine, Inc. and Red River Marine, Inc. #2.(1)
10.20              --Travis Boats and Motors, Inc. 1995 Incentive Plan.(1)
10.21              --[Intentionally left blank]
10.22              --Form of Option Agreement dated May 17, 1995, between the Company and Michael B.
                     Perrine, Ronnie L. Spradling and Mark T. Walton.(1)
10.23              --Form of  Indemnification  Agreement  for  Directors  and Officers of the
                     Company.(1)
10.24              --Management  Agreement dated December 14, 1995, by and among TBC Management, Ltd., the Company and its subsidiaries.(1)
10.25              --[Intentionally left blank]
10.26(a,c)         --[Intentionally left blank]
10.27(a)           --Second Modification and Extension Agreement dated April 26, 1994, between the Company and NationsBank of Texas, N.A.(1)
10.27(b)           --"504" Note dated April 28, 1994, in the original principal amount of $454,000, payable by the Company to Cen-Tex Certified Development Corporation.(1)
10.27(c)           --[Intentionally left blank]
10.27(d)           --Deed of Trust dated April 28, 1994, from the Company to Wm. H. Harrison, Jr., Trustee.(1)
10.28              --[Intentionally left blank]
10.29(a - d)       --[Intentionally left blank]
10.30              --Asset Purchase Agreement dated as of November 1, 1996 between Travis Boating Center
                      Tennessee, Inc. and Tri-Lakes Marine, Inc.(2)
10.31              --Asset Purchase Agreement dated as of November 1, 1996 between Travis Boating Center
                     Alabama, Inc. and Tri-Lakes Marine, Inc.(2)
10.32                --Asset Purchase Agreement dated as of February 19, 1997 between Travis Boating Center
                       Louisiana, Inc. and Bent's Marine, Inc.(3)
10.33              --Asset Purchase Agreement dated as of August 1, 1997 between Travis Boating Center
                      Mississippi, Inc. and McLeod Marine, Inc.(4)
10.34              --Stock Purchase Agreement dated as of September 30, 1997 among Travis Boating Center
                     Florida, Inc. and Frederic D. Pace and John W. Reinhold providing for the purchase of
                     100% of the common stock of Adventure Boat Brokerage, Inc. (4)
10.35              --Stock Purchase Agreement dated as of September 30, 1997 among Travis Boating Center
                     Florida, Inc. and  John W. Reinhold providing for the purchase of 100% of the common stock of Adventure Marine & Outdoors, Inc.(4)
10.36              --Stock Purchase Agreement dated as of September 30, 1997 among Travis Boating Center
                     Florida, Inc. and  Frederic D. Pace and John W. Reinhold providing for the purchase of
                     100% of the common stock of Adventure Marine South, Inc.(4)
10.37              --[Intentionally left blank]
10.38              --Asset Purchase Agreement dated as of November 20, 1997 between Travis Boating
                     Center Tennessee, Inc. and Southeastern Marine Group, Inc.(4)
10.39              --Travis Boats & Motors, Inc. 1995 Incentive Plan.(5)
10.40              --Employment Agreement dated November 16, 1999 between TBC Management, Ltd. and
                     Mark T. Walton.(7)
10.41              --Employment Agreement dated November  16, 1999 between TBC Management, Ltd. and
                      Michael B. Perrine.(7)
10.42              --Employment Agreement dated November 16, 1999 between TBC Management, Ltd. and
                      Ronald L. Spradling.(7)
10.43              --Wellcraft Master Dealer Agreement effective September 29. 1998 between the Company and Wellcraft Marine Corp. (7)
10.44              --Aquasport Master Dealer Agreement effective September 29, 1998 between the Company and Aquasport, a division of Wellcraft Marine Corp. (7)
10.45              --Outboard Marine Corporation Private Label/Retail Store Agreement dated November 13,
                      1998 between the Company and Outboard Marine Corporation.(7)
10.46              --Product Supply Agreement dated June 29, 1999 between the Company, its subsidiaries and Mercury Marine, a division of Brunswick Corporation. (7)


10.47              --Larson Master Dealer Agreement effective September 29, 1999 between the Company and
                     Larson/Glastron Boats, Inc. (7)
10.48              --Loan and Security Agreement, dated as of January 31, 2000, between Travis Boats &
                     Motors, Inc., along with certain of its subsidiaries, and Deutsche Financial Services corporation related to a Credit Facility of up to $60,000,000.00. (6)
10.49                --Loan and Security Agreement dated as of January 31, 2000, by and between Transamerica  Commercial Finance Corporation along with certain of its  subsidiaries,  and  Transamerica
                     Commercial Finance  Corporation related to a line of credit with a maximum credit amount of $50,000,000.00 (6)
10.50              --First Amendment to Loan and Security Agreement, dated January 31, 2000, by and between
                     Deutsche Financial Services Corporation and Travis Boats & Motors, Inc., along with certain of its subsidiaries. (6)
10.51              --Letter, dated December 29, 2000, to TBC Management, Inc. from Transamerica Commercial
                     Finance Corporation. (6)
10.52              --TBC Management Ltd. Part I Amendment to Employment Agreement with Mark T. Walton.(8)
10.53              --TBC Management Ltd. Part I Amendment to Employment Agreement with Ronnie L. Spradling.(8)
10.54              --TBC Management Ltd. Part I Amendment to Employment Agreement with Michael B. Perrine.(8)
10.55              --Consent and Waiver by and between Travis Boats & Motors, Inc. and Brunswick Corporation
                     (Re: Deutsche Financial Services Corporation), dated as of December 14, 2001.
10.56              --Consent and Waiver by and between Travis Boats & Motors, Inc. and Brunswick Corporation
                     (Re: Transamerica Commercial Finance Corporation), dated as of December 14, 2001.
10.57              --Amended and Restated Loan and Security Agreement between Travis Boats & Motors, Inc. and
                     Deutsche Financial Services Corporation, dated as of December 10, 2001.
10.58              --Amendment No. 2 to Travis Boats & Motors, Inc. Loan and Security Agreement by and
                     between  the Company and  Transamerica  Commercial  Finance
                     Corporation, dated as of December 14, 2001.
10.59              --Subordination Agreement - Travis Boats & Motors, Inc. Indebtedness to Brunswick
                     Corporation by and between those parties (Re:  Transamerica Commercial Finance
                     Corporation), dated as of December 14, 2001.
10.60              --Subordination Agreement - Travis Boats & Motors, Inc. Indebtedness to Brunswick
                     Corporation  by and between  those  parties  (Re:  Deutsche
                     Financial Corporation), dated as of December 14, 2001.
10.61              --Subordination Agreement - Travis Boats & Motors, Inc. Indebtedness to Shareholder
                     Purchasers  by and between  those  parties  (Re:  Brunswick
                     Corporation), dated as of December 14, 2001.
10.62              --Subordination Agreement - Travis Boats & Motors, Inc. Indebtedness to Shareholder
                     Purchasers by and between those parties (Re:  Transamerica Commercial Finance
                     Corporation), dated as of December 14, 2001.
10.63              --Subordination Agreement - Travis Boats & Motors, Inc. Indebtedness to Shareholder
                     Purchasers by and between those parties (Re:  Deutsche Financial Services Corporation), dated as of December 14, 2001.
10.64              --Convertible Subordinated Promissory Note by and between those parties (Travis Boats &
                     Motors, Inc. to Brunswick Corporation), dated as of December 14, 2001.
10.65              --Travis Boats & Motors, Inc. Subordinated Note Purchase Agreement between Travis Boats &
                     Motors, Inc. and Brunswick Corporation, dated as of December 14, 2001.
10.66              --Travis Boats & Motors, Inc. Subordinated Note Purchase Agreement between Travis Boats &
                     Motors, Inc. and Shareholder Purchasers, dated as of December 14, 2001.
10.67              --Form of Convertible Subordinated Promissory Note (Travis Boats & Motors, Inc. to
                     Shareholder Purchaser), dated as of December 14, 2001.
21.1               --List of Subsidiaries of Registrant.(7)
23.1               --Consent of Independent Auditors.
-------------------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 effective June 26, 1996 (File No. 333-03283).
(2) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on December 31, 1996 (File No. 000-20757).
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 15, 1997 (File No. 000-20757).
(4) Incorporated by reference to the Company's Annual Report on Form 10-K filed December 29, 1997 (File No. 000-20757).
(5) Incorporated by reference to the Company Registration Statement on Form S-8 (File No. 333- 41981).
(6) Portions of this exhibit have been omitted and are subject to an application for confidential treatment filed separately with the Commission.
(7) Incorporated by reference to the Company's Annual Report on Form 10-K/A filed with the Commission on January 13, 2000 (File No. 600-20757).
(8) Incorporated by reference to the Company's Annual Report on Form 10-Q filed with the Commission on August 14, 2001 (File No. 000-20757).


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

                                            TRAVIS BOATS & MOTORS, INC.

Date:  December 28, 2001                    By:  /s/ MARK T. WALTON
                                               -------------------------------
                                               Mark T. Walton
                                               Chairman of the Board and
                                               President

                      POWER OF ATTORNEY TO SIGN AMENDMENTS

         KNOW ALL BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Mark T. Walton his true and lawful attorney-in-fact and agent for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to the Travis Boats & Motors, Inc. Annual Report on Form 10-K for the year ending September 30, 2001, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully, to all intents and purposes, as they or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof. This Power of Attorney been signed below by the following persons in the capacities and on the dates indicated.

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


Name                                   Title                                       Date Signed
----                                   -----                                       -----------

/S/ MARK T. WALTON                    Chairman of the Board, President and        December 28, 2001
------------------                    Director (Principal Executive Officer)
Mark T. Walton

/S/ MICHAEL B. PERRINE                Chief Financial Officer, Secretary and      December 28, 2001
----------------------                Treasurer (Principal Financial and
Michael B. Perrine                    Accounting Officer)


/S/ RONNIE L. SPRADLING               Executive Vice President-New Store          December 28, 2001
-----------------------               Development Director
Ronnie L. Spradling


/S/ STEVEN W. GURASICH, JR            Director                                    December 28, 2001
--------------------------
Steven W. Gurasich, Jr.

/s/ ZACH MCCLENDON, JR.               Director                                    December 28, 2001
-----------------------
Zach McClendon, Jr.


/S/ ROBERT C. SIDDONS                 Director                                    December 28, 2001
---------------------
Robert C. Siddons

/S/ JOSEPH E. SIMPSON                 Director                                    December 28, 2001
---------------------
Joseph E. Simpson

/S/ RICHARD BIRNBAUM                  Director                                    December 28, 2001
--------------------
Richard Birnbaum



                  Travis Boats & Motors, Inc. and Subsidiaries

                        Consolidated Financial Statements



                  Years ended September 30, 2001, 2000 and 1999




                                    Contents

Report of Independent Auditors..............................................F-2

Audited Consolidated Financial Statements

Consolidated Balance Sheets.................................................F-3
Consolidated Statements of Operations.......................................F-5
Consolidated Statements of Stockholders' Equity.............................F-6
Consolidated Statements of Cash Flows.......................................F-7
Notes to Consolidated Financial Statements..................................F-9

                         Report of Independent Auditors



The Board of Directors
Travis Boats & Motors, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Travis Boats & Motors, Inc. and Subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Travis Boats & Motors, Inc. and Subsidiaries as of September 30, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.


                                          /s/  Ernst & Young LLP





November 27, 2001,
except for Notes 1, 2 and 10, as to which the date is December 14, 2001 Austin, Texas

                  Travis Boats & Motors, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                        (in thousands, except share data)



                                                                                  September 30,
                                                                              2001             2000
                                                                        -----------------------------------
Assets
Current assets:
   Cash and cash equivalents                                               $    1,388       $    2,971
   Accounts receivable, net of allowance for doubtful accounts of $527
     in 2001 and $278 in 2000                                                  11,351           11,616
   Prepaid expenses                                                               779              923
   Income taxes recoverable and deferred tax asset                              1,432            1,439
   Inventories                                                                 65,164           78,079

                                                                        -----------------------------------
Total current assets                                                           80,114           95,028

Property and equipment:
   Land                                                                         5,982            5,819
   Buildings and improvements                                                  15,485           14,713
   Furniture, fixtures and equipment                                            8,762            8,262

                                                                        -----------------------------------
                                                                               30,229           28,794
   Less accumulated depreciation                                               (7,887)          (5,878)

                                                                        -----------------------------------
                                                                               22,342           22,916

Deferred tax asset                                                                488              204

Goodwill, net of accumulated amortization of $1,396 in 2001 and $986
   in 2000                                                                      8,809            9,185
Noncompete agreements, net of accumulated amortization of $1,603 in
   2001 and $1,162 in 2000                                                      1,607            2,068

Other assets                                                                      320              246

                                                                        -----------------------------------
Total assets                                                               $  113,680       $  129,647
                                                                        ===================================



                                                                                  September 30,
                                                                              2001             2000
                                                                        -----------------------------------
Liabilities
Current liabilities:

   Accounts payable                                                     $     5,875    $       4,359

   Accrued liabilities                                                        1,203            1,826

   Floor plan and revolving lines of credit payable                          58,874           73,282

   Current portion of notes payable and other short-term obligations          2,204            4,613
                                                                        -----------------------------------
   Total current liabilities                                                 68,156           84,080

         Notes payable, less current portion                                  9,375            6,015




Stockholders' equity:
   Serial preferred stock, $.01 par value, 1,000,000 shares
     authorized, no shares issued or outstanding                                  -                -
   Common stock, $.01 par value, 50,000,000 shares authorized,
     4,359,027 and 4,399,027 shares issued and outstanding at
     September 30, 2001 and 2000, respectively                                   44               44

   Paid-in capital                                                           15,342           15,464

   Retained earnings                                                         20,763           24,044

                                                                        -----------------------------------
Total stockholders' equity                                                   36,149           39,552
                                                                        -----------------------------------
Total liabilities and stockholders' equity                                $ 113,680        $ 129,647
                                                                        ===================================


See accompanying notes.

                  Travis Boats & Motors, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                        (in thousands, except share data)



                                                                 Year ended September 30,
                                                        2001               2000                1999
                                                 ----------------------------------------------------------


Net sales                                         $    198,539      $     217,718        $    182,259

Cost of sales                                          152,160            164,409             135,625
                                                 ----------------------------------------------------------
Gross profit                                            46,379             53,309              46,634


Selling, general and administrative expenses            41,492             42,326              30,978
Store closing costs                                        321                ---                 ---
Depreciation and amortization                            2,906              2,645               1,967
                                                 ----------------------------------------------------------
                                                        44,719             44,971              32,945

Operating income                                         1,660              8,338              13,689

Interest expense                                        (6,533)            (6,848)             (3,808)

Gain on sale of asset                                      ---                ---                 457

Other income (expense)                                      43                (26)                 81
                                                 ----------------------------------------------------------

Income before income taxes                              (4,830)             1,464              10,419

Income tax expense (benefit)                            (1,549)               567               3,846
                                                 ----------------------------------------------------------

Net income (loss)                                 $     (3,281)     $         897        $      6,573
                                                 ==========================================================

Earnings per share:
   Basic                                          $       (.75)     $         .20        $       1.53
                                                 ==========================================================
   Diluted                                        $       (.75)     $         .20        $       1.49
                                                 ==========================================================



See accompanying notes.

                  Travis Boats & Motors, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)


                                                             Common Stock               Paid-in    Retained
                                                           --------------
                                                    Shares       Amount        Capital        Earnings        Total
                                                ------------------------------------------------------------------------


Balance at September 30, 1998                          4,285     $     43     $ 13,816       $  16,574       $ 30,433
   Issuance of common stock                                5           -            61               -             61
   Issuance of common stock in purchase of
      business                                            36           _           525               -            525
    Net income/(loss)                                      -           -             -           6,573          6,573
                                                ------------------------------------------------------------------------
Balance at September 30, 1999                          4,326          43        14,402          23,147         37,592

   Issuance of common stock                                2           -            22               -             22
   Issuance of common stock in purchase of
        business                                          86           1         1,099               -          1,100
     Repurchase and cancellation of common
        stock                                            (15)          -           (59)              -            (59)
   Net income/(loss)                                       -           -             -             897            897
                                                ------------------------------------------------------------------------
Balance at September 30, 2000                          4,399          44        15,464          24,044         39,552

    Repurchase and cancellation of common
        stock                                            (40)          -          (122)              -           (122)
   Net income/(loss)                                       -           -             -          (3,281)        (3,281)
                                                ------------------------------------------------------------------------
Balance at September 30, 2001                          4,359     $    44      $ 15,342       $  20,763       $ 36,149
                                                ========================================================================



See accompanying notes.

                  Travis Boats & Motors, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                 Year ended September 30,
                                                        2001               2000                1999
                                                 ----------------------------------------------------------


Operating activities
Net income/(loss)                                    $ (3,281)          $    897            $  6,573
Adjustments to reconcile net income/(loss) to
   net cash provided by (used in) operating
   activities:
     Depreciation                                       2,018              1,791               1,359
     Amortization                                         888                854                 608
     Deferred income taxes                               (320)               (18)                 19
     Changes in operating assets and
       liabilities:
         Accounts receivable                              265                805              (7,315)
         Prepaid expenses                                 144                254                (132)
         Inventories                                   12,915             (2,379)            (17,990)
         Other assets                                     (74)               (47)               (123)
         Accounts payable                               1,516                746                 925
         Accrued liabilities                             (623)            (1,502)               (456)
         Income taxes recoverable/income tax
           payable                                         43             (4,188)              3,245
                                                 ----------------------------------------------------------
Net cash provided by (used in) operating
   activities                                          13,491             (2,787)            (13,287)

Investing activities
Purchase of businesses                                     -0-            (1,034)             (6,101)
Purchase of property and equipment                     (1,495)            (4,762)             (7,725)
                                                 ----------------------------------------------------------
Net cash used in investing activities                  (1,495)            (5,796)            (13,826)




                  Travis Boats & Motors, Inc. and Subsidiaries




                                                                 Year ended September 30,
                                                        2001               2000                1999
                                                 ----------------------------------------------------------

Financing activities

Net increase (decrease) in notes payable and
   other short-term obligations                    $  (13,457)          $  7,466           $  26,559
Net proceeds (payments) from issuance
   (repurchase) of common stock                          (122)               (37)                 61
                                                 ----------------------------------------------------------

Net cash provided by (used in) financing
   activities                                         (13,579)             7,429              26,620

Change in cash and cash equivalents                    (1,583)            (1,154)               (493)
Cash and cash equivalents, beginning of year            2,971              4,125               4,618
                                                 ----------------------------------------------------------

Cash and cash equivalents, end of year             $    1,388           $  2,971           $   4,125
                                                 ==========================================================


Supplemental Disclosure of Debt and Stock Issued in Purchase of Businesses
--------------------------------------------------------------------------

                                                                      Year ended September 30,
                                                         2001               2000                 1999
                                                   --------------------------------------------------------

Debt issued in purchase of businesses              $       ---          $    ---           $   2,082
Stock issued in purchase of
   businesses                                      $       ---          $  1,100           $     525




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

Description of Consolidation

Travis Boats & Motors, Inc. (the "Company") based in Austin, Texas, is a retailer of boats, motors, trailers and related watersport accessories. The Company operates, in one reportable segment, at locations in the southern region of the United States.

The Company finances substantially all of its inventory purchases and working capital requirements through its borrowing agreements with two commercial finance companies (see Notes 2 and 10). Although the Company has violated certain debt covenants pursuant to such agreements in the past, the Company has obtained waivers for such violations and it believes that the financial covenants established in the amended borrowing agreements will be achieved based upon the Company's current and anticipated performance. Based upon management's fiscal 2002 operating plan, including cost reduction initiatives and the sale/leaseback or refinancing of certain assets, if necessary, and availability under the borrowing agreements, the Company believes that there is adequate liquidity to fund the Company's operations and other outstanding debt. However, material shortfalls from anticipated performance could require the Company to seek further amendment to the amended borrowing agreements or alternative sources of financing. Description of Consolidation The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Use of Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments

The carrying amount of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates fair value due to either their short-term nature or their variable interest rate.

Accounts Receivable

Accounts receivable potentially expose the Company to concentrations of credit risk, as defined by the Statement of Financial Accounting Standards No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk. Accounts receivable consist primarily of amounts due from financial institutions upon sales contract funding, amounts due from vendors under rebate programs and amounts due from vendors for services provided under warranty programs.

The accounts receivable balances consisted of the following as of September 30, 2001 and 2000 (in thousands):

                                                       2001          2000
                                                   ------------- -------------

Trade receivables............................       $   4,584     $   5,540
Amounts due from manufacturers...............           6,691         5,511
Other receivables............................             603           843
Allowance for doubtful accounts..............            (527)         (278)
                                                   ------------- -------------

                                                    $  11,351     $  11,616
                                                   ============= =============


Activity in the Company's allowance for doubtful accounts is as follows (in thousands):

Balance at September 30, 1998............................         $     -0-
         Additions charged to costs and expenses.........               247
         Write-offs of uncollectible accounts............               -0-
                                                                 ---------------
Balance at September 30, 1999............................               247
         Additions charged to costs and expenses.........               187
         Write-offs of uncollectible accounts............              (156)
                                                                 ---------------
Balance at September 30, 2000............................               278
         Additions charged to costs and expenses.........               479
         Write-offs of uncollectible accounts............              (230)
                                                                 ---------------
Balance at September 30, 2001............................         $     527
                                                                 ===============


Inventories

Inventories consist of boats, motors, trailers and related watersport parts and accessories. Inventories are carried at the lower of cost or market. Cost for boats, motors and trailers is determined using the specific identification method. Cost for parts and accessories is determined using the first-in, first-out method.

Inventories consisted of the following as of September 30, 2001 and 2000 (in thousands):

                                                       2001          2000
                                                  ------------- -------------

New boats, motors and trailers.................    $  53,596     $  65,333
Used boats, motors and trailers................        5,330         5,653
Parts, accessories and other...................        6,722         7,510
Valuation allowance............................         (484)         (417)
                                                  ------------- -------------

                                                   $  65,164    $   78,079
                                                  ============= =============

Activity in the Company's inventory valuation allowance is as follows (in thousands):

Balance at September 30, 1998....................................  $    273
         Additions charged to costs and expenses.................       106
         Inventory write-offs....................................       -0-
                                                                   -------------
Balance at September 30, 1999....................................       379
         Additions charged to costs and expenses.................        38
              Inventory write-offs...............................       -0-
                                                                   -------------
Balance at September 30, 2000....................................       417
         Additions charged to costs and expenses.................        67
              Inventory write-offs...............................       -0-
                                                                   -------------
Balance at September 30, 2001....................................  $    484
                                                                   =============


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

Intangible Assets

Amounts assigned to intangible assets are amortized over the respective estimated useful lives using the straight-line method as follows:

           Noncompete agreements                   7 years
           Goodwill                               25 years

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

Goodwill and other intangible assets are recorded at the lower of unamortized cost or fair value. Management reviews the valuation and amortization of intangible assets on a periodic basis, taking into consideration any events or circumstances which might result in diminished fair value. If this review indicates goodwill will not be recoverable, as determined by the undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying value of the goodwill is reduced by the estimated shortfall of discounted cash flows. To date, the Company has not assessed that goodwill will not be recoverable as determined by the undisclosed cash flow of an individual store location.

Pre-opening Costs

Pre-opening costs related to new store locations are expensed as incurred.

Significant Suppliers

The Company purchased substantially all of its new outboard motors for use on its Travis Edition boat packages from a single outboard motor manufacturer, Brunswick Corporation, in fiscal year 2001. During the 2000 and the 1999 fiscal years the Company purchased substantially all outboard motors from Brunswick Corporation and the former Outboard Marine Corporation.

Approximately 42%, 33% and 12% of the Company's net purchases (including product purchased in acquisitions) in fiscal 2001, 2000 and 1999, respectively, were manufactured by boat suppliers owned by Genmar Holdings.

Advertising Costs

Advertising costs are expensed as incurred and were approximately $2,295,000, $2,618,000 and $1,192,000 during the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

Reclassifications

Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform with the classifications in the 2001 financial statements with no effect on previously reported net income or stockholders' equity

Net Income/(Loss) Per Common Share

                                                                          Year Ended September 30,
                                                                      2001          2000          1999
                                                                  ------------- ------------- -------------
                                                                   (in thousands, except per share data)
Numerator:
   Net income/(loss)                                               $  (3,281)    $     897     $   6,573
                                                                  ============= ============= =============
Denominator:
   Denominator for basic earnings per share - weighted average
     shares                                                            4,375         4,403         4,291
Effect of dilutive securities:
   Employee stock options                                                 --            43           118
                                                                  ------------- ------------- -------------
Denominator for diluted earnings per share - adjusted weighted
   average shares and assumed conversions                              4,375         4,446         4,409
                                                                  ============= ============= =============

Basic earnings per share                                           $    (.75)    $     .20     $    1.53
Diluted earnings per share                                         $    (.75)    $     .20     $    1.49


Options to purchase the following shares of common stock were excluded from the computation of diluted EPS for the years ended September 30, 2001 as such shares would be anti-dilutive and for the periods ended September 30, 2000 and 1999 since the exercise price of the options was greater than the average market price of the Company's common stock during the respective fiscal year.

------------------------------------------------------------------------------
                                        Weighted Avg.     Weighted Avg.
                          Excluded        Exercises       Contractual
     Fiscal Year           Options          Prices        Life in Years
------------------------------------------------------------------------------
         2001                 404,964      $  6.80            6.67
         2000                 164,766      $ 14.40            6.93
         1999                  97,500      $ 21.18            7.79

2. Notes Payable and Other Short-Term Obligations

The Company finances substantially all of its inventory and working capital requirements pursuant to borrowing agreements entered into in January 2000 with two commercial finance companies. The agreements, which have maturity dates of January 2003, contain substantially similar terms and financial ratio based covenant requirements. The maximum aggregate borrowing availability as of September 30, 2001 was limited to a maximum credit limit of $110 million at various sub-prime based or LIBOR based interest rates (varying from 5.75% to 7.0% at September 30, 2001). Borrowings under the agreements are pursuant to a borrowing base formula and are used primarily to finance inventory purchases and for general working capital requirements. Substantially all inventory, accounts receivable and intangible assets collateralize these borrowing agreements. The terms of the borrowing agreements also provide for: (i) fees for administrative monitoring, (ii) fees for unused portions of available credit, and (iii) pre-payment fees in the event of the Company's termination of such floor plans prior to their stated maturity dates in January 2003. The borrowing agreements also contain various loan covenants and borrowing restrictions, including minimum ratios and a substantial limitation as to acquisitions, payment of dividends or significant repurchases of the Company's common stock without prior consent. As of September 30, 2001, the Company was in violation of several financial ratio covenants. However, written waivers have been obtained and the Company has entered into amended loan agreements with both lenders dated as of December 14, 2001. (See Note 10)

Various manufacturers provide the Company interest expense assistance under the borrowing agreements in order to subsidize the carrying cost of inventory. Accordingly, no interest expense is recorded during portions of the year (August through May) for certain borrowings under these arrangements. At September 30, 2001 and 2000, the Company had non-interest bearing borrowings of approximately $5,370,000 and $5,795,000 under these arrangements. Discontinuance of these agreements could result in an increase to interest expense.

Notes payable and other short-term obligations consist of the following (in thousands):

                                                                         September 30,
                                                                    2001              2000
                                                               -----------------------------------
                                                                        (in thousands)


Notes payable to commercial finance companies under revolving   $    58,874      $   73,282
   and floor plan line of credit agreements with interest
   ranging from 0% to prime minus .25% with a stated maturity date of January 31, 2003.

Notes payable (see terms below)                                      11,579          10,628
                                                               -----------------------------------
Total notes payable and other short-term obligations                 70,453          83,910
Less current portion                                                (61,078)        (77,895)
                                                               -----------------------------------
Total notes payable, less current portion                       $     9,375      $    6,015
                                                               ===================================


The weighted average interest rate on the borrowing arrangements and the floor plan payables outstanding as of September 30, 2001 and 2000 was 6.8% and 6.9%, respectively.



Notes Payable consist of the following:                                  September 30,
                                                                     2001             2000
                                                               -----------------------------------
                                                                         (in thousands)

Mortgage notes payable to various banks, organizations and
   individuals secured by deeds of trust with interest ranging from 6.0% to 8.85%, due in monthly principal and interest
   installments ranging from $1,899 to $39,745, maturing
   beginning in April 2004.                                     $    9,530       $    5,410

Mortgage notes payable to various banks under deeds of
   trust with balloon payments due in December 2001 of
   $577,000 and January 2002 of $584,000 with interest
   ranging from 30 day LIBOR +.375% to prime plus .25%,
   floating.                                                         1,161            3,584

Notes payable to various banks and a corporation secured by
   certain vehicles, equipment and leasehold improvements
   with interest ranging from 7.5% to 11.0%, due in monthly
   principal and interest installments ranging from $209
   to $3,106, maturing beginning in June 2004.                         196              233

Acquisition related notes payable to individuals and
   corporations with interest ranging from 8.0% to 9.5%,
   due in monthly principal and interest installments ranging from $291 to $12,770, maturing beginning in February
   2002.  These notes are unsecured.                                   692            1,401
                                                               -----------------------------------
Total notes payable                                             $   11,579       $   10,628
                                                               ===================================


Certain notes payable are secured by specific assets of the Company including equipment, leasehold improvements, vehicles, land and buildings.

At September 30, 2001 and 2000, approximately 91.4% and 92.4% respectively of the Company's notes payable and other short-term obligations bear interest at variable rates, generally tied to a reference rate such as the prime rate of interest of certain banks. Accordingly, the Company believes that the carrying amount of the notes payables and other short term obligations approximates their fair value.

Interest paid approximates interest expense during 2001, 2000 and 1999.

Aggregate annual maturities required on notes payable at September 30, 2001 are as follows (in thousands):

               Year ending
              September 30

               2002                                  $    2,204
               2003                                         635
               2004                                       1,553
               2005                                         547
               2006                                       3,932
               Thereafter                                 2,708
                                                   ------------------
                                                     $   11,579
                                                   ==================

3. Leases

The Company leases various facilities, vehicles, and computer software under third party operating leases. In October 1999, the Company entered into a sale leaseback transaction with a leasing company covering substantially all of its motor vehicle fleet. Vehicle leases generally range from 24 to 60 months in term and provide for various residual balances of approximately 20% of the initial lease amount. Lease expense was $3,841,000 in 2001, $3,524,000 in 2000 and $2,031,000 in 1999.

Future minimum payments under non-cancelable operating leases at September 30, 2001 are as follows for each of the years ending September 30 (in thousands):



                2002                                     $    3,178
                2003                                          2,451
                2004                                          1,791
                2005                                          1,085
                2006                                            690
                Thereafter                                    1,010
                                                       -----------------
                                                         $   10,205
                                                       =================

Generally, the leases for facilities provide for renewals for various periods at stipulated rates.

4. Acquisitions

The Company made various acquisitions during fiscal 1999. All of the acquisitions were asset purchases (except for Shelby Marine which was a stock purchase) and have been accounted for using the purchase method of accounting. The operating results of the companies acquired have been included in the consolidated financial statements from the respective date of acquisition. The assets acquired generally include boat, motor and trailer inventory, parts and accessories inventory and to a lesser extent, property and equipment.


A summary of the Company's acquisitions follows (in thousands):




                                                              Non-compete
                                                              Agreements
                             Date of    Purchase   Tangible      and        Cash   Liabilities   Notes   Stock
      Name of Company      Acquisition    Price   Net Assets   Goodwill     Paid     Assumed    Issued   Issued
-----------------------------------------------------------------------------------------------------------------

Fiscal 1999
Amlin, Inc. dba Magic Marine   01/99     $1,639     $6,019       $1,090   $1,639      $5,470     $---     $---
Sportsman's Haven              01/99      1,748      2,624          514    1,098       1,390     650       ---
Pier 68 Marina                 02/99        738      2,218          562      408       2,043     329       ---
DSA Marine Sales & Service     04/99      2,147      4,798        1,597    2,147       4,248      --       ---
dba The Boatworks
Shelby Marine, Inc.            06/99      1,334      3,426        1,050      809       3,142      --       525
The New 3 Seas, Inc.           09/99      1,103      1,419        1,100        3       1,416      --     1,100



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

The  Company's  unaudited   consolidated  results  of  operations  assuming  all
acquisitions accounted for under the purchase method of accounting had occurred on October 1, 1998 are as follows for the fiscal year ended September 30, 1999:


                       Net Sales                               $206,994,000
                       Net Income                                 7,668,000
                       Diluted earnings per share                      1.74

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


5. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                 September 30,
                                             2001             2000
                                       -----------------------------------

Deferred tax assets:
   Book over tax depreciation              $ 488            $ 204
   Accruals and valuation reserves           107               71
                                       -----------------------------------
Net deferred tax assets                    $ 595            $ 275
                                       ===================================

Significant components of the provisions (benefit) for income taxes are as follows (in thousands):

                                                                 Year ended September 30,
                                                        2001               2000                1999
                                                 ----------------------------------------------------------

Current expense (benefit):
         Federal                                    $   (1,100)           $   507           $   3,424
         State                                            (129)                79                 403
                                                 ----------------------------------------------------------
Total current expense (benefit)                         (1,229)               586               3,827

Deferred expense (benefit):
         Federal                                          (320)               (19)                 19
         State                                               -                  -                   -
                                                 ----------------------------------------------------------
Total deferred expense (benefit)                          (320)               (19)                 19
                                                 ----------------------------------------------------------

Total provision/(benefit) for income taxes          $   (1,549)           $   567           $   3,846
                                                 ==========================================================


The differences between the effective tax rate and the U.S. federal statutory rate of 34% are reconciled as follows (in thousands):

                                                                 Year ended September 30,
                                                        2001               2000                1999
                                                 ----------------------------------------------------------

Income tax expense/(benefit) at the federal
   statutory rate                                   $   (1,642)           $   498           $   3,542
State income taxes                                        (129)                79                 403
Other                                                      222                (10)                (99)
                                                 ----------------------------------------------------------
                                                    $   (1,549)           $   567           $   3,846
                                                 ==========================================================


Income taxes paid/(received) were approximately ($1,200,000); $1,850,000 and $1,563,000 in the fiscal years ended September 30, 2001, 2000 and 1999, respectively. The Company believes that its Tax Benefit as of September 30, 2001 is recoverable from federal income taxes paid in prior years eligible for carry-back.

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

Total option activity for the years ended September 30, 2001, 2000 and 1999:


                                                                                              Weighted
                                                                        Range of Exercise      Average
                                                      Number of Shares        Prices       Exercise Price
                                                      -----------------------------------------------------

Outstanding at September 30, 1998                            323,281       $5.25-$22.50        $11.75
   Granted                                                     7,500       $14.50-$20.00       $18.60
   Exercised                                                  (5,000)         $9.00            $ 9.00
   Forfeited                                                  (6,500)     $13.125-$19.00       $17.93
                                                      ------------------
Outstanding at September 30, 1999                            319,281       $5.25-$22.50        $11.84
   Granted                                                   161,900       $3.1825-$9.375      $ 6.22
   Exercised                                                  (2,000)         $9.00            $ 9.00
   Forfeited                                                 (88,050)      $4.00-$22.50        $13.19
                                                      ------------------
Outstanding at September 30, 2000                            391,131      $3.8125-$22.50       $ 9.20
   Granted                                                    82,333        $2.70-$4.00        $ 3.07
   Exercised                                                     ---           ---               ---
   Forfeited                                                 (68,500)      $4.00-$22.50        $16.00
                                                      ------------------
Outstanding at September 30, 2001                            404,964      $2.70-$22.375        $ 6.80
                                                      ==================

Exercisable at September 30, 2001                            308,764      $2.70-$22.375        $ 6.60
                                                      ==================

Options available for grant at September 30, 2001             36,239
                                                      ==================
Common stock reserved for issuance at September 30,
   2001                                                      441,203
                                                      ==================


The weighted-average remaining contractual life of options at September 30, 2001 and 2000 is approximately 6.67 and 7.08 years, respectively.

Options outstanding at September 30, 2001, are comprised of the following:


                                    Outstanding                                              Exercisable
                           -----------------------------------                     -------------------------------
                                                                Weighted Avg.
    Range of Exercise                        Weighted Avg.    Contractual Life      Number of     Weighted Avg.
         Prices               Options      Exercise Prices       in Years            Options      Exercise Price
------------------------------------------------------------------------------------------------------------------

      $2.70 - $4.00           92,333          $  3.17            9.40                80,933          $  3.10
      $5.25 - $5.75          206,865          $  5.49            5.96               139,865          $  5.36
     $8.875 - $11.50          73,766          $  9.37            5.45                66,966          $  9.33
     $15.00 - $22.375         32,000          $ 19.87            6.28                21,000          $ 19.69
------------------------------------------------------------------------------------------------------------------
      $2.70 - $22.375        404,964          $  6.80            6.67               308,764          $  6.60
==================================================================================================================


The Company has elected to follow Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (Statement 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The FASB recently issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", (the "Interpretation"), that provides guidance related to the implementation of APB 25. The Interpretation is to be applied prospectively to all new awards, modifications to outstanding awards and changes in employee status on or after July 1, 2000. After December 15, 1998, for changes to awards that affect exercise prices of awards, the Company must prospectively account for the impact of those changes. The adoption of the Interpretation did not have a material impact on the Company's financial condition or results of operations.


The assumptions used by the Company to determine the pro forma information regarding net income and earnings per share required by Statement No. 123 are as follows using the Black-Scholes model:

                                                       Year Ended September 30,
                                                2001             2000             1999
                                           --------------------------------------------------

     Risk-free interest rate                    3.00%            6.50%            6.00%
     Dividend yield                              0%               0%               0%
     Expected life                             5 years          5 years          5 years
     Volatility                                 65.2%            64.5%            39.3%


     The pro forma amounts under Statement No. 123 are as follows:

                                                           Year Ended September 30,
                                                    2001           2000            1999
                                                ---------------------------------------------

     Net income/loss as reported (000's)           ($3,281)        $897            $6,572
     Pro forma net income/loss (000's)             ($3,460)        $738            $6,467
     Diluted EPS - as reported                     ($0.75)         $0.20           $1.49
     Pro forma - Diluted EPS                       ($0.79)         $0.17           $1.47

The compensation expense associated with the fair value of the options calculated in 2001, 2000 and 1999 is not necessarily representative of the potential effects on reported net income in future years.

During fiscal 2000, the Company established a program to repurchase outstanding shares of its common stock in the open market from time to time. The Company has made purchases of its common stock pursuant to this program and has retired all such common shares repurchased. Repurchased shares of common stock consisted of the following for the years ended September 30:


                                                         Year Ended September 30,
                                                2001             2000             1999
                                           --------------------------------------------------

     Shares Repurchased (000's)                   40              15                 -0-
     Total Purchase Price (000's)               $122             $59                 n/a
     Average Price per Share                    $3.08            $3.92               n/a


7.   Commitments and Contingencies

The Company is currently involved in several matters regarding pending or threatened litigation in the normal course of business. Management does not expect the ultimate resolution of these matters to have a material adverse effect on the Company's consolidated financial statements.

8.    Benefit Plan

The Company has a 401(k) retirement plan which is available to all full-time employees. The Company may, in its discretion, make matching contributions into the plan. Expenses related to the plan were not significant in the years ended September 30, 2001, 2000 and 1999.

9.       New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company must apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. However, the Company has not yet determined whether it will early adopt the new rules beginning in the first quarter of fiscal 2002 as allowed by the Statement. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $265,000 in the year of adoption. In the year of adoption, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of the beginning of the fiscal year and has not yet determined what the effect of these tests will be on the results of operations and financial position of the Company.


In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS 143 is effective for financial statements relating to fiscal years beginning after June 15, 2002. Management does not expect SFAS 143 to have a material effect on the Company's financial statements.

In September 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management has not yet determined what the effect of SFAS 144 will be on the results of operations and financial position of the Company.

10.       Subsequent Events

Loan Transactions

Effective December 14, 2001 the Company entered into amended and restated borrowing agreements (the "Amended Agreements") with its two commercial finance companies which provide substantially all of the Company's financing for its inventory and working capital requirements (see Footnote #2 "Notes Payable and Other Short Term Obligations"). Concurrent with execution of the Amended Agreements, the Company received waivers on all financial covenants that were then in non-compliance with the prior agreements. The Amended Agreements also provide for certain revisions to (i) future financial ratio's and (ii) the maximum amount which the Company may borrow from the initial amount of $110 million to varying reduced amounts through July of 2002 when such maximum amount will be established at $70 million until the expiration of the borrowing agreements in January of 2003.

Subordinated Convertible Loan Transactions

Effective December 14, 2001 the Company entered into Subordinated Convertible loan transactions in the aggregate amount of $4,300,000. The loans are unsecured with a term of 36 months and have rates ranging from prime + 2%, adjusted quarterly, to 10.75%, fixed. The principal and interest amounts payable pursuant to the loans is subordinated, in substantially all respects, to the Company's borrowing agreements with the commercial finance companies providing inventory and working capital financing for the Company (see Note 2). The loans are redeemable by the Company, and if not redeemed may be converted by the holders into the Company's common stock at a conversion price of approximately $2.46 per share.