Form 10-K/A
period 2001-09-30
TRAVIS BOATS & MOTORS INC
filed 2002-02-12
CIK 1012734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A
                                    Amendment

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

Documents Incorporated by Reference: Portions of Registrant's Proxy Statement relating to the 2002 Annual Meeting of Shareholders have been incorporated by reference herein (Part III).

     The Registrant files this amendment to submit data and other financial information which is related to Registrant's Proxy Statement relating to the 2002 Annual Meeting of Shareholders. This includes Part III, Items 10, 11, 12 and 13.


Part III, Item 10.
------------------

         Directors and Executive Officers of the Registrant
         --------------------------------------------------

Election of Directors

     The Company's Bylaws provide that the affairs of the Company shall be conducted by a Board of Directors and empower the Board to increase or decrease the number of directors by resolution adopted by a majority of the Board. The Board in its discretion and in accordance with such authority has therefor fixed its size at seven (7) members. The Board of Directors is divided into three classes, designated as Class A, Class B and Class C. The members of each class of directors serve for staggered three-year terms. Messrs. Walton and Siddons are currently Class C directors and are to stand for re-election at the 2002 annual stockholders' meeting. Messrs. Simpson and Birnbaum are currently Class A directors and will stand for re-election at the 2003 annual stockholders' meeting. Messrs. Spradling, Gurasich and McClendon are currently Class B directors and will stand for re-election at the 2004 annual stockholders' meeting. The Class C directors elected at the 2002 annual stockholders' meeting will hold office until the 2005 annual stockholders' meeting or until such director's successor shall be elected or appointed. The affirmative vote of a plurality of holders of the outstanding shares of Common Stock represented at a meeting at which a quorum is present is required to elect the director nominee.

     The persons whose names are set forth as proxies in the enclosed form of proxy will vote all shares over which they have control "FOR" the election of the Board of Directors' nominee unless otherwise directed. Although the Board of Directors of the Company does not contemplate that any nominee will be unable to serve, if such a situation should arise prior to the Meeting, the appointed proxies will use their discretionary authority pursuant to the proxy and vote in accordance with their best judgment. The affirmative vote of a plurality of holders of the outstanding shares of Common Stock represented at a meeting at which a quorum is present is required to elect the director nominee.

Directors and Executive Officers of the Company

     The following table sets forth certain information with respect to each director and each executive officer of the Company:


                               Name                           Age                  Position
                               ----                           ---                  --------
         Mark T. Walton(1)(2)                                  50    Chairman of the Board and President

         Ronnie L. Spradling(1)                                58    Executive Vice President--New Store
                                                                     Development and Director

         Michael B. Perrine                                    38    Chief Financial Officer, Treasurer
                                                                     and Secretary

         Joseph E. Simpson(1)(2)(3)                            68    Director

         Robert C. Siddons(1)(2)(3)(4)                         59    Director





         Stephen W. Gurasich, Jr.(3)(4)                        53    Director

         Zach McClendon, Jr.(3)(4)                             64    Director

         Richard Birnbaum(4)                                   64    Director

         ------------------------------------------------------------------------------------------------

(1)      Member of the Nominations Committee.        (2) Member of the Executive Committee.

(3)      Member of the Audit Committee.              (4) Member of the Compensation Committee.



     Mark T. Walton has served as President and as a director of the Company since 1980 and as Chairman of the Board since 1995. From 1979 to 1980, Mr. Walton served as the General Manager of the Company's Austin store. Mr. Walton has over 31 years of retail boating experience.

     Ronnie L. Spradling has served as Executive Vice President of the Company since 1989 and as the Executive Vice President of New Store Development since 1994. Mr. Spradling became a director in 1995. Mr. Spradling previously served as the General Manager of Falcon Marine, Inc. (a subsidiary of the Company), located in Midland, Texas from 1982 to 1988. Mr. Spradling has over 34 years of experience in boat retailing operations.

     Michael B. Perrine has served as Chief Financial Officer since 1991 and as Treasurer and Secretary of the Company since 1992. From 1986 to 1991, he was employed in the Commercial Banking Division of NationsBank, N.A. Mr. Perrine is responsible for developing and implementing the Company's corporate structure.

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

     Richard Birnbaum. has served as a director of the Company since May, 2001. Mr. Birnbaum began his career in 1972 at Circuit City Stores, Inc. (NYSE -- CC) and after progressive positions in the corporation, he retired in 2001 as Executive Vice President - Operations. Mr. Birnbaum is currently an independent investor.

Part III, Item 11.
------------------

         Executive Compensation
         ----------------------

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

     In addition to the above compensation, Zach McClendon and Stephen Gurasich were each granted stock options in the amount of 10,000 shares on October 1, 2000 at an exercise price of $3.8125 per share and 10,000 additional shares on May 22, 2001 at an exercise price of $2.70 per share. Richard Birnbaum was also granted stock options in the amount of 33,333 shares on May 22, 2001 at an exercise price of $2.70 per share. All of the options were granted in accordance with the company's stock option plan and were granted at market price on the date of the respective grant. All of the shares were fully vested on the date of such grant.

Compensation of Executive Officers

     The following table sets forth certain information with respect to the compensation awarded to, earned by or paid for services rendered to the Company in all capacities during the fiscal years ended September 30, 2001, September 30, 2000 and September 30, 1999, with respect the Company's President, Mr. Walton, the Executive Vice President, Mr. Spradling, and the Chief Financial Officer, Mr. Perrine (collectively, the "Named Executive Officers"). No other executive officers of the Company received annual compensation (including salary and bonuses earned) which exceeded $100,000 during the fiscal year ended September 30, 2001.

                                                                                                          Long-Term
                                                                                                        Compensation

                         Principal                                                   Other              Securities
                         ----------                                                  Annual             Underlying
Name                      Position      Fiscal Year      Salary     Bonus         Compensation            Options
                          --------                      --------  --------        ------------          ----------

Mark T. Walton         President          2001          $200,000    $ -0-           43,121(1)
                                          2000           200,000      -0-           43,121(1)             20,000
                                          1999           187,945     40,183         10,780(1)                 --

Ronnie L. Spradling    Executive Vice     2001          $175,000    $ -0-           43,121(1)
                       President          2000           175,000      -0-           43,121(1)             20,000
                                          1999           160,721     40,183         10,780(1)                 --

Michael B. Perrine     Chief              2001          $130,000    $ -0-           23,163(1)(2)
                       Financial          2000           130,000      -0-           21,483(1)             20,000
                       Officer            1999           130,000     40,183          5,371(1)                 --

-----------------------------------------------------------------------------------------------------------------

(1) Effective July 1, 1999, the Company entered into Amended and Extended Employment Agreements with Messrs. Walton, Spradling and Perrine. The Employment Agreements expire on June 30, 2002. In consideration of entering into the Employment Agreements the Company agreed to pay the amounts of $129,362; $129,362 and $64,450 to Messrs. Walton, Spradling and Perrine, respectively, as a pre- condition for their execution of the agreements. These amounts paid to Messrs. Walton, Spradling and Perrine are recognized ratably over the 36 month term of the agreements. [see Employment Agreements]

(2)  Includes vehicle allowance.



Options Granted in Last Fiscal Year

     The Company did not grant any stock options to the Named Executive Officers during the fiscal year ended September 30, 2001.

Stock Option Exercises and Holdings

     The following table shows information regarding stock option exercises and unexercised options held as of the end of the fiscal year ended September 30, 2001 by the Named Executive Officers.



                                                                     At September 30, 2001
                                                                     ---------------------

                                                      Number of Options             Value of In-the-Money Options
                                                      -----------------             -----------------------------
                            Options     Value
          Name             Exercised   Realized Exercisable      Unexercisable     Exercisable*    Unexercisable*
          ----             ---------   -------- -----------      -------------    --------------   --------------
Mark T. Walton                 0          0        24,267            16,000          $---0---         $---0---

Ronnie L. Spradling            0          0        50,933            16,000          $---0---         $---0---

Michael B. Perrine             0          0        49,665            17,000          $---0---         $---0---


* Based on closing price of $2.20 on September 28, 2001.

Employment Agreements

     The Company is the beneficiary of employment agreements with TBC Management, Ltd. (an affiliated partnership of the Company) and each of Mark T. Walton, Ronnie L. Spradling and Michael B. Perrine, providing, among other things, for three-year terms commencing in July 1999 and annual base salaries of $200,000 for Mr. Walton, $170,000 for Mr. Spradling and $130,000 for Mr. Perrine, respectively. In addition, Messrs. Walton, Spradling and Perrine have agreed to contractual confidentiality and noncompete provisions in their respective employment agreements, which will extend beyond termination of their employment for any reason. In the event any of these employees are (i) terminated without "cause", (ii) or if termination is voluntary after a "change in control" as such terms are defined in the employee agreements, such employees will be entitled to payment of their accrued bonus plus approximately three times their annual salary.

     As a pre-condition to acceptance of the employment agreements, TBC Management, Ltd., made conditional payment to Messrs. Walton, Spradling and Perrine in the amounts of $129,362, $129,362 and $65,450, respectively. The payment amount will be earned by the individuals ratably over the life of the employment agreements. In the event that Messrs. Walton, Spradling or Perrine were to voluntarily terminate their employment with the Company, except in the event of a change in control as defined in the agreements, then such individual shall repay, upon demand, the unearned portion of the conditional payment.

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

Part III, Item 12.
------------------

         Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of December 31, 2001 by (i) each director of the Company, (ii) each Named Executive Officer, (iii) each person known or believed by the Company to own beneficially 5% or more of the Common Stock and
(iv) all directors and executive officers as a group. Unless otherwise indicated, each person has sole voting and dispositive power with respect to such shares.


                                                                                                        Percent
                                                                                  Number of          Beneficially
                          Name of Beneficial Owner                             Shares(1)(2)(12)           Owned
                          ------------------------                             ----------------      ------------
Mark T. Walton(3)                                                                      361,735           7.9%
E.D. Bohls(4)                                                                          330,176           7.2%
Robert C. Siddons(5)                                                                   312,868           6.9%
Ronnie L. Spradling(6)                                                                 253,576           5.6%
J.E. Simpson Family Partners, L.P. (7)                                                 204,000           4.5%
Michael B. Perrine(8)                                                                   57,732           1.3%
Zach McClendon, Jr.(9)                                                                  33,333             *
Stephen W. Gurasich(10)                                                                 33,333             *
Richard Birnbaum(11)                                                                    33,333             *
SAFECO Resource Series Trust (12)                                                      367,000           8.0%
Downtown Associates, L.L.C.(13)                                                        586,100          12.8%

         Downtown Associates I, L.P.
         Downtown Associates II, L.P.
         Downtown Associates III, L.P.
         Downtown Associates IV, L.P.
         Downtown Foundations, L.P.
         Ronald Juvonen


All executive officers and directors as a group (eight persons)(14)                  1,289,910          28.2%


*    Less than 1%

(1) Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned by them. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), based on information furnished by the persons listed, and represents the number of shares of Common Stock for which a person, directly or indirectly, through any contract, management, understanding, relationship or otherwise, has or shares voting power, including the power to vote or direct the voting of such shares, or investment power, including the power to dispose or to direct the disposition of such shares, and includes shares which may be acquired upon the exercise of options within 60 days following December 31, 2001. The percentages are based upon 4,524,331 shares outstanding (which includes, as outstanding, shares which may be acquired upon the exercise of options within 60 days following December 31, 2001). Except as otherwise noted below, the address of each holder of 5% or more of the Common Stock is 5000 Plaza on the Lake, Suite 250, Austin, Texas, 78746.
(2) Does not include options granted to Mark T. Walton, Ronnie L. Spradling and Michael B. Perrine to purchase 16,000; 16,000 and 17,000 shares of Common Stock, respectively, which are not exercisable within 60 days after December 31, 2001.
(3) Includes 24,267 shares subject to options exercisable within 60 days of December 31, 2001, 291,000 shares held in a family limited partnership, over which Mr. Walton has sole voting control, and 3,268 shares owned and held in trust for Mr. Walton's children, for which the voting rights reside with Mr. Walton.
(4)  The address for E.D. Bohls, is P.O. Box 276, Austin, Texas 78767-0276.
(5) Includes 20,002 shares held by family trusts over which Mr. Siddons exercises sole voting and investment control.
(6) Includes 50,933 shares subject to options exercisable within 60 days of December 31, 2001.
(7) The address of J.E. Simpson Family Partners, L.P. is Route 1, Box 136, San Saba, Texas 76877. Sole voting and dispositive power is held by Joseph E. Simpson, General Partner.
(8) Includes 49,665 shares subject to options exercisable within 60 days of December 31, 2001.
(9) Includes 33,333 shares subject to options exercisable within 60 days of December 31, 2001.
(10) Includes 25,333 shares subject to options exercisable within 60 days of December 31, 2001.
(11) Includes 33,333 shares subject to options exercisable within 60 days of December 31, 2001.
(12) The address of SAFECO Resource Series Trust is 10865 Willows Road, NE, Redmond, WA 98052. SAFECO Resource Trust is a registered investment company for which SAFECO Asset Management Company serves as an investment advisor. SAFECO Corporation is the parent holding company of SAFECO Asset Management Company. The address of SAFECO Asset Management Company is 601 Union Street, Suite 2500, Seattle, WA 98101. The address of SAFECO Corporation is SAFECO Plaza, Seattle, WA 98185.
(13) Downtown Associates I, L.P., Downtown Associates II, L.P., Downtown Associates III, L.P., Downtown Associates IV, L.P. and Downtown Foundations, L.P. are collectively referred to as the "Downtown Funds". Sole voting power and dispositive power of is held by Ronald Juvonen, as the Managing Member of Downtown Associates, L.L.C., general partner of the Downtown Funds. The address of the Downtown Funds and Ronald Juvonen is 674 Unionville Road, Suite 105, Kennett Square, Pennsylvania 19348.
(14) See Notes (3),(6), (8), (9), (10) and (11). Includes 216,864 shares subject to options exercisable within 60 days of December 31, 2001.



Part III, Item 13.
------------------

     Certain Relationships and Related Transactions
     ----------------------------------------------

Certain Relationships and Related Transactions

     SeaArk Boats, Inc. In fiscal year 2001, the Company purchased approximately $3.6 million of boats from SeaArk Boats, Inc. ("SeaArk"). SeaArk is wholly-owned by UniGrace, Inc., which in turn is wholly-owned by McClendon Resources. McClendon Resources is wholly-owned by Zach McClendon, a Director of the Company, and his children. Mr. McClendon serves as the Chairman of the Board of SeaArk, UniGrace, Inc. and McClendon Resources. The Company anticipates that the amount of purchases from SeaArk will decrease in the fiscal year 2002 due to SeaArk discontinuing the manufacture of certain types and models of boats previously purchased by the Company.

     Employment Arrangements. Executive management, store management and corporate administrative employees are employed by TBC Management, Ltd., a Texas limited partnership (the "Partnership"). The Partnership, in turn, has entered into a Management Agreement with the Company and its subsidiaries and invoices each company monthly for management services rendered. The general partner and 1.0% owner of the Partnership is the Company. The sole limited partner and 99.0% owner of the Partnership is TBC Management, Inc. (the "Delaware Company"), a Delaware company wholly owned by Travis Boats. The operations of the Partnership are accounted for on a consolidated basis with those of the Company. The Delaware Company's income results from distributions of the Partnership and is accordingly taxed under Delaware law. These arrangements allow the Company more easily to allocate costs among the various store locations and to allocate franchise taxes.

     Certain Borrowings. E. D. Bohls, Jesse Cox, Robert D. Siddons, Joseph E. Simpson, Ronnie L. Spradling, and Mark T. Walton, all of whom are stockholders, officers or directors of the Company, have each executed a personal guaranty of certain indebtedness of the Company. It is anticipated that such guaranties will be released upon the earlier of the refinancing of such indebtedness or its repayment.

     Compensation Committee Interlocks and Insider Participation

     The Compensation Committee consists of Robert C. Siddons, Steven W. Gurusich, Jr. and Zach McClendon, Jr. Mr. Robert C. Siddons served as the President of the Company from 1979 through 1985. Mr. Zach McClendon, Jr. is an indirect majority owner and the Chairman of the Board of SeaArk Boats, Inc. In fiscal year 2001, the Company purchased approximately $3.6 million of boats from SeaArk, Inc. The Company anticipates that the amount of purchases from SeaArk will decrease in the fiscal year 2002 due to SeaArk discontinuing the manufacture of certain types and models of boats previously purchased by the Company.

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

                                             Travis Boats & Motors, Inc.
Date:  February 12, 2002                     By:  /s/ MARK T. WALTON
                                                 -------------------------------
                                                 Mark T. Walton
                                             Chairman of the Board and President

                      [THIS SPACE INTENTIONALLY LEFT BLANK]

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



Name                                   Title                                       Date Signed
----                                   -----                                       -----------

 /S/ MARK T. WALTON                    Chairman of the Board, President and        December 28, 2001
-------------------                    Director (Principal Executive Officer)
Mark T. Walton

 /S/ MICHAEL B. PERRINE                Chief Financial Officer, Secretary and      December 28, 2001
-----------------------                Treasurer (Principal Financial and
Michael B. Perrine                     Accounting Officer)

 /S/ RONNIE L. SPRADLING               Executive Vice President-New Store          December 28, 2001
------------------------               Development Director
Ronnie L. Spradling

 /S/ STEVEN W. GURASICH, JR            Director                                    December 28, 2001
---------------------------
Steven W. Gurasich, Jr.

 /s/ ZACH MCCLENDON, JR.               Director                                    December 28, 2001
------------------------
Zach McClendon, Jr.


 /S/ ROBERT C. SIDDONS                 Director                                    December 28, 2001
----------------------
Robert C. Siddons

 /S/ JOSEPH E. SIMPSON                 Director                                    December 28, 2001
----------------------
Joseph E. Simpson

 /S/ RICHARD BIRNBAUM                  Director                                    December 28, 2001
---------------------
Richard Birnbaum
