Form 10-Q
period 2001-12-31
TRAVIS BOATS & MOTORS INC
filed 2002-02-19
CIK 1012734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2001

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

Common Stock $.01 par value - 4,346,527 shares as of February 15, 2002.


                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements (Unaudited):
                           Condensed Consolidated Balance Sheet:
                           December 31, 2001 and September 30, 2001................................................1

                           Condensed Consolidated Statement of Operations:
                           Three Months Ended December 31, 2001 and 2000...........................................2

                           Condensed Consolidated Statement of Cash Flows:
                           Three Months Ended December 31, 2001 and 2000...........................................3

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

Item 2:..Management's Discussion and Analysis of Financial
                           Condition and Results of Operations.....................................................5



PART II - OTHER INFORMATION

Items 1 - 6........................................................................................................9

Signatures........................................................................................................10



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



Travis Boats & Motors, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
 ( in thousands, except share data )
                                                                            December 31,       September 30,
                                                                                2001               2001
                                                                           -------------     ----------------
                                                                            (unaudited)
ASSETS:
      Current assets:
            Cash and cash equivalents                                        $   1,644           $   1,388
            Accounts receivable, net                                            10,124              11,351
            Inventories, net                                                    73,959              65,164
            Income Taxes Recoverable/Deferred tax asset                          2,989               1,432
            Prepaid expenses and other                                             883                 779
                                                                          -------------    ----------------
              Total current assets                                              89,599              80,114

      Property and equipment:
            Land                                                                 5,982               5,982
            Buildings and improvements                                          15,517              15,485
            Furniture, fixtures and equipment                                    8,796               8,762
                                                                          -------------    ----------------
                                                                                30,295              30,229
            Less accumulated depreciation                                       (8,399)             (7,887)
                                                                          -------------    ----------------
                                                                                21,896              22,342

      Deferred tax asset                                                           488                 488

      Intangibles and other assets:
            Goodwill                                                             8,809               8,809
            Non-compete agreements, net                                          1,492               1,607
            Other assets                                                           320                 320
                                                                          -------------    ----------------
              Total assets                                                   $ 122,604           $ 113,680
                                                                          =============    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
            Accounts payable                                                 $   6,612           $   5,875
            Accrued liabilities                                                  1,157               1,203
            Floor plan and revolving line of
            credit                                                              66,245              58,874
            Current portion of notes payable and other short-term
            obligations                                                          1,098               2,204
                                                                          -------------    ----------------
              Total current liabilities                                         75,112              68,156

      Notes payable, less current portion                                       10,155               9,375
      Convertible Subordinated Notes                                             4,300                  --

      Stockholders' equity
                 Serial Preferred stock, $.01 par value, 1,000,000
                 Shares Authorized, no shares outstanding                           --                  --
            Common Stock, $.01 par value, 50,000,000 authorized,
                 4,355,081 and 4,374,941 issued and outstanding at
                 December 31, 2001 and September 30, 2001, respectively             44                  44
            Paid-in capital                                                     15,334              15,342
            Retained earnings                                                   17,659              20,763
                                                                          -------------    ----------------
              Total stockholders' equity                                        33,037              36,149

                                                                          -------------    ----------------
              Total liabilities and stockholders' equity                     $ 122,604           $ 113,680
                                                                          =============    ================

       See notes to unaudited condensed consolidated financial statements



Travis Boats & Motors, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share data and store count)

                                                                       Three months ended
                                                                           December 31,

                                                                      2001              2000
                                                                -------------------------------
Net sales.....................................................   $    20,666       $    24,084
Cost of goods sold............................................        16,601            18,306
                                                                -------------     -------------

Gross profit..................................................        4,065             5,778

Selling, general and administratiave..........................         7,314             8,379
Depreciation and amortization.................................           627               700
                                                                -------------     -------------
                                                                       7,941             9,079

Operating loss................................................        (3,876)           (3,301)
Interest expense..............................................        (1,039)           (1,847)
Other income..................................................            17                11
                                                                -------------     -------------

Loss before income taxes......................................        (4,898)           (5,137)
Income tax benefit............................................        (1,794)           (1,881)
                                                                -------------     -------------

Net Loss......................................................       ($3,104)          ($3,256)
                                                                =============     =============

Basic and Diluted Loss Per Share..............................        ($0.71)           ($0.74)

Weighted avg. basic and dilutive common shares outstanding....     4,355,081         4,387,228

Stores open at end of period..................................            37                39
                                                                =============     =============

       See notes to unaudited condensed consolidated financial statements


Travis Boats & Motors, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

                                                                                           Three months ended
                                                                                               December 31,

                                                                                         2001                2000
                                                                                   ----------------------------------
Operating activities:
Net Loss                                                                                ($3,104)            ($3,256)
Adjustments to reconcile net loss to net cash used in
  Operating activities:
      Depreciation..............................................................            512                 481
      Amortization..............................................................            115                 219
      Changes in operating assets and liabilities
           Accounts receivable..................................................          1,227                 820
           Prepaid expenses.....................................................           (104)               (288)
           Inventories..........................................................         (8,795)            (20,720)
           Other assets.........................................................              0                   7
           Accounts payable.....................................................            737               1,827
           Accrued liabilities..................................................            (46)                  5
           Income tax recoverable/income tax payable............................         (1,557)             (1,676)

                                                                                   --------------     ---------------
      Net Cash used in operating activities.....................................        (11,015)            (22,581)

      Investing Activities:
      Purchase of property and equipment........................................            (66)               (557)

                                                                                   --------------     ---------------
      Net cash used in investing activities.....................................            (66)               (557)

      Financing activities:

      Proceeds from issuance of Convertible Subordinated Notes..................          4,300                   0
      Net increase in notes payable and other short term obligations............          7,045              23,286
      Net proceeds (payments) from issuance
         (repurchase) of common stock                                                        (8)                (60)
                                                                                   --------------     ---------------
      Net cash provided by financing activities.................................         11,337              23,226
      Change in cash and cash equivalents.......................................            256                  88
      Cash and cash equivalents, beginning of period............................          1,388               2,971

                                                                                   --------------     ---------------
      Cash and cash equivalents, end of period..................................      $   1,644           $   3,059
                                                                                   ==============     ===============

       See notes to unaudited condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Travis Boats & Motors, Inc. and subsidiaries (collectively, the Company) without audit. In the opinion of management, such financial statements include all adjustments (consisting of only recurring accruals) necessary to present fairly the financial position at December 31, 2001; and the interim results of operations and cash flows for the three month periods ended December 31, 2001 and 2000. The condensed consolidated balance sheet at September 30, 2001, presented herein, has been prepared from the audited consolidated financial statements of the Company for the fiscal year then ended. Certain amounts have been reclassified to conform to the current presentation.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended September 30, 2001. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the fiscal year ended September 30, 2001 included in the Company's Annual Report on Form 10-K.

The results of operations for the three month period ended December 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Statement 128 requires the calculation of earnings per share to exclude common stock equivalents when the inclusion of such would be anti-dilutive. In the quarters ended December 31, 2001 and 2000, the inclusion of common stock equivalents would have been anti-dilutive based upon the net loss posted by the Company. As such, all common stock equivalents were excluded.

The following table sets forth the computation of basic and diluted net loss per share:

                                 Three Months Ended           Three Months Ended
                                 December 31, 2001            December 31, 2000
                                 -----------------         -----------------

Numerator:
         Net loss                  ($3,104,000)                ($3,256,000)
                                    --------------------------------------------
Denominator:
         Denominator for basic
         Earnings per share -
         Weighted avg. shares        4,355,081                   4,387,228

Effect of dilutive securities:
         Employee stock options        -------                     -------
                                    --------------------------------------------

Dilutive potential common shares       -------                     -------

Denominator for diluted earnings
         Per share - adjusted
         Weighted average shares     4,355,081                   4,387,228
         And assumed conversions _______________________________________________

Basic loss per share                    ($0.71)                     ($0.74)
                                 -----------------------------------------------

Diluted loss per share                  ($0.71)                     ($0.74)
                                 -----------------------------------------------


As of December 31, 2001, the Company had issued and outstanding incentive stock options to certain officers, directors and employees totaling 404,964 shares which had a strike price exceeding the closing price of the Company's common stock on such date. The 404,964 option shares have a weighted average strike price of $6.80 and a weighted average outstanding remaining life of 6.42 years.

NOTE 3 - STOCKHOLDERS' EQUITY

During fiscal 2000, the Company established a program to repurchase outstanding shares of its common stock in the open market from time to time. The Company has made purchases of its common stock pursuant to this program and has retired all such common shares repurchased. Repurchases of shares of common stock during the quarter ended December 31, 2001 consisted of the following:



     Shares Repurchased (000's)                 8.5
     Total Purchase Price (000's)               $18
     Average Price per Share                    $2.12

NOTE 4  - CONVERTIBLE SUBORDINATED NOTES

Effective December 14, 2001, the Company issued Convertible Subordinated Notes (the "Notes") in an aggregate amount of $4,300,000. The Notes are unsecured with a term of 36 months and have rates ranging from prime + 2%, adjusted quarterly to 10.75%, fixed. The principal and interest amounts payable pursuant to the Notes are subordinated, in substantially all respects, to the Company's borrowing agreements with the commercial finance companies providing inventory and working capital financing for the Company. The Notes are redeemable by the Company, and if not redeemed the principal amount of the Notes may be converted by the holders into the Company's common stock at a conversion price of approximately $2.46 per share.

The Notes were issued in the collective form of a $3.0 million Note plus other Notes in the aggregate amount of $1.3 million. By letter dated as of February 8, 2002, the Company issued notice to the holder of the $3.0 million Note of the Company's intent to prepay the Note, plus all accrued interest and the required 5% prepayment fee, on or about June 10, 2002. The Company does not intend to utilize its current cash reserves to prepay the $3.0 million Note and is highly confident that current negotiations with a third party will provide alternative funding in an amount exceeding the required prepayment prior to June 10, 2002.

NOTE 5  - SHORT TERM BORROWINGS

The Company finances substantially all of its inventory and working capital requirements pursuant to borrowing agreements with two commercial finance companies -- Transamerica Distribution Finance ("TDF") and Deutsche Financial Services ("DFS"). Effective as of December 14, 2001, the Company entered into amended loan agreements. Concurrent with execution of the amended loan agreements, the Company received waivers on all financial covenants that were previously in non-compliance with the prior agreements. The amended loan agreements also provide for certain revisions to (i) future financial ratio's and (ii) the maximum amount which the Company may borrow from the current amount of $90 million to varying reduced amounts through July of 2002, when such maximum amount will be established at $70 million until the expiration of the borrowing agreements in January of 2003. Management believes that the maximum available credit amounts under its credit lines conform with the anticipated inventory purchasing plans of the Company during fiscal 2002.

NOTE 6  - GOODWILL AND OTHER INTANGIBLES

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142") effective October 1, 2001. SFAS 142 discontinues the amortization of goodwill and requires future periodic testing of goodwill for impairment. In addition, SFAS 142 requires reassessment of the useful lives of previously recognized intangible assets.

With the adoption of the Statement, the Company ceased amortization of goodwill as of October 1, 2001. The following table presents the quarterly results of the Company on a comparable basis:



                                                                       Three Months Ended December 31,
                                                                            2001              2000
                                                                      ----------------------------------
Reported net loss                                                       ($3,104,000)     ($3,256,000)
Goodwill amortization, net of tax                                            ---            (139,000)
                                                                      ----------------------------------
Adjusted net loss                                                       ($3,104,000)     ($3,117,000)
                                                                      ==================================

Basic and Diluted loss per share:
      Reported net loss                                                      ($0.71)          ($0.74)
      Goodwill amortization, net of tax                                        ---            ($0.03)
                                                                      ----------------------------------
      Adjusted net loss                                                      ($0.71)          ($0.71)
                                                                      ==================================



In addition, the intangible asset established for non-compete agreements remains subject to amortization in accordance with SFAS 142. The gross carrying amount related to non-compete agreements was $3,229,000 while the associated accumulated amortization balance at September 30, 2001 and December 31, 2001 was $1,622,000 and $1,737,000, respectively. The aggregate amortization expense was $219,000 and $115,000 for the three months ended December 31, 2000 and 2001, respectively. Estimated amortization expense for the next five fiscal years is approximately $455,000 in 2002; $415,000 in 2003; $385,000 in 2004; $235,000 in
2005 and $118,000 in 2006.

Prior to March 31, 2002, the Company will complete a preliminary goodwill impairment test as required. This test will involve the use of estimates related to the fair market value of the business with which the goodwill is associated.

Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle. Subsequent impairment losses will be reflected in operating income (loss) in the statement of operations.

NOTE 7 - COMPREHENSIVE INCOME

For the quarters ended December 31, 2001 and 2000, the Company recorded no comprehensive income items, other than the net loss.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

General
-------

Travis Boats & Motors, Inc. ("Travis Boats" or the "Company") is a leading multi-state superstore retailer of recreational boats, motors, trailers and related marine accessories in the southern United States. As of the date of this Report on Form 10-Q, the Company operates 36 store locations under the name Travis Boating Center in Texas, Arkansas, Louisiana, Alabama, Tennessee, Mississippi, Florida, Georgia and Oklahoma. Since June 2001, the Company has closed three (3) store locations, of which two (2) were the result of the Company's decision not to renew expiring leases. These closed stores primarily operated in markets with overlapping geographic coverages with other Travis Boating Center locations.

The Company's operating philosophy seeks to differentiate itself from competitors by providing customers a unique superstore shopping experience that showcases a broad selection of high quality boats, motors, trailers and related marine accessories at firm, clearly posted low prices. Each superstore also offers complete customer service and support, including in-house financing programs and full-service repair facilities staffed by factory-trained mechanics.

History
-------

Travis Boats was incorporated as a Texas corporation in 1979. As used herein and unless otherwise required by the context, the terms "Travis Boats", the "Company" and "we" shall mean Travis Boats & Motors, Inc. and its direct and indirect subsidiaries.

Since its founding in 1979 as a single retail store in Austin, Texas, we have grown both through acquisitions and the opening of new "start-up" store locations. During the 1980s, we expanded into San Antonio, Texas, purchased land and built a new store facility. After this, we purchased additional boat retailers that operated stores in the Texas markets of Midland, Dallas and Abilene. It was during this early period of store growth that we began
developing  the  systems  necessary  to  manage  a  multi-store   operation  and
maximizing our inventory purchases to obtain increased volume discounts. Our success in operating numerous stores and maximizing volume discounts on inventory purchases led to the introduction of our own proprietary Travis Edition packaging concept and our philosophy of clearly posting price signs on each of our boats held for sale. As of the date of this Report on Form 10-Q, we operate store locations in the following states: Texas (8), Arkansas (4), Louisiana (4), Alabama (1), Tennessee (5), Mississippi (1), Florida (11), Georgia (1) and Oklahoma (1).

We sell approximately 75 different types of Travis Edition models of brand-name fishing, water-skiing and general recreational boats, such as family ski boats, off-shore fishing boats, personal watercraft, cabin cruisers and yachts up to approximately 60 feet in length. We also sell motors, trailers, accessories and related equipment. Although we sell pleasure boats at many different retail prices, we attempt to price our product to maintain a consistent gross profit percentage for each of our Travis Edition models. We study sales trends from the cities and states where we operate store locations. We use the information from this data to custom design and pre-package combinations of popular brand-name boats, such as Larson, Wellcraft, Scarab, Bayliner, Trophy, Sea Ark, Fishmaster and Ranger along with motors, trailers and numerous accessories, under our own proprietary Travis Edition label. Our boats are generally powered by brand name motors such as Mercury, Johnson, Suzuki or Volvo. These signature Travis Edition packages, which account for the vast majority of total new boat sales, have been designed and developed in coordination with the manufacturers and often include distinguishing features and accessories that have historically been unavailable to, or listed as optional by, many competitors. We also sell yachts, such as Carver and Martinique that range in length from 25 feet to over 50 feet. By providing many different types of boats with many types of standard features, we attempt to offer the customer an exceptional boat at a competitive price that is ready for immediate use and enjoyment.

Results of Operations
---------------------

Quarter  Ended,  December 31, 2001 Compared to the Quarter  Ended,  December 31,
2000

Net sales. Net sales decreased by 14.2% to approximately $20.1 million in the first quarter of fiscal 2001 from approximately $24.1 million in the first quarter of fiscal 2000. The primary components of the decrease in net sales were attributable to (i) an approximate $1.0 million reduction in sales versus the prior period due to the closing of two store locations during the summer of Fiscal 2001 and (ii) a decline in comparable store sales. Comparable store sales declined by 6.9% (35 stores in base) for the quarter ended December 31, 2001. Management believes the decrease in comparable store sales was related to various factors including residual effects of those issues impacting the marine industry during the Fiscal 2001 year such as erratic levels of consumer confidence and unemployment, in addition to lingering effects of the events of September 2001.

Gross profit. Gross profit decreased to approximately $4.1 million in the first quarter of fiscal 2001 from approximately $5.8 million in the same quarter of fiscal 2000. Gross profit as a percent of net sales also decreased to 19.7% from 24.0% during the same periods. The decrease in total gross profit, both in actual dollars and as a percent of net sales, was primarily related to reductions in gross profit earned by the Company on the sale of certain inventory during the period. The Company, primarily during the month of October 2001, offered certain sales incentives in an effort (i) to reduce certain non-current inventory levels and (ii) to stimulate sales following the events of September 2001. The Company believes that it may continue to experience erratic levels of overall gross profit margins during Fiscal 2002 resulting, in part, to introductions of certain new Travis Edition product lines and continued emphasis on incentives and marketing promotions to stimulate sales.

F&I Products. We offer our customers the ability to purchase extended service contracts and insurance coverages, including credit life and accident/disability coverages (collectively "F&I Products"). The extended service contracts provide customers with coverage for mechanical engine breakdown for a period (usually 36 or 48 months) beginning after the stated warranty term of the original manufacturer expires. The insurance coverages provide the customer with funds to repay a portion or all of their boat loan in the event of death, disability or other covered event. Since we have business relationships with numerous financial lenders we also offer to assist our customers in obtaining financing for their boat purchase. If the customer purchases F&I Products or utilizes financing we have helped arrange, we earn commissions based upon our total volume of sales or the amount of mark-up we charge over the cost of the F & I Products sold.

Net sales of these products contributed approximately $550,000, or 13.5%, of total gross profit in the first quarter of fiscal 2001, as compared to $659,000 or 11.4%, of total gross profit for the first quarter of the prior fiscal year. The increase in net sales of F&I Products, as a percent of net sales, is related to the Company selling a higher percentage of smaller boats during the current period. Net sales attributable to F&I Products are reported on a net basis, therefore, all of such sales contribute directly to the Company's gross profit. The costs associated with the sale of F&I Products are included in selling, general and administrative expenses. Management attributes the reduced sales of F&I Products due primarily to lower overall yields paid by lenders for originating customer finance contracts and competitive pressures on finance rates (which resulted in lower net spreads achieved in the placement of customer financing). Decreases in the percentage of customers buying these products
(which is referred to as "sell-through"), particularly by purchasers of the larger, more expensive boats and reduced customer demand for certain insurance products have also been limiting factors.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by 12.7% to approximately $7.3 million in first quarter of fiscal 2001 from approximately $8.4 million for the first quarter of fiscal 2000. Alternatively, selling, general and administrative expenses as a percent of net sales increased to 35.4% in the first quarter of fiscal 2001 from 34.8% for the first quarter of fiscal 2000. The decrease, in actual dollars, was primarily attributable to the reduction in expenses related to wages, travel and entertainment, and promotion and advertising. These reductions in expenses were somewhat offset by increases in insurance expenses for both employee benefits and property/casualty coverages.

Depreciation and Amortization Expenses. Depreciation and amortization expenses, as a percent of net sales, increased in the first quarter of fiscal 2001, to 3.0% from 2.9% in the same quarter of the prior fiscal year. However, the increase was offset by the Company's election to early adopt the provisions of SFAS No. 142 effective as of October 1, 2001 (see note 5 to unaudited financial statements attached hereto).

Interest expense. Interest expense decreased by 43.7% to approximately $1.0 million in the first quarter of fiscal 2001 from approximately $1.8 million in the first quarter of fiscal 2000. Interest expense, as a percent of net sales, decreased to 5.0% from 7.7% in the quarterly periods ended December 31, 2001 and 2000, respectively. The decreased interest expense, both in actual dollars and as a percent of net sales, was primarily the result of significantly lower balances on the Company's inventory based lines of credit due to the significant reductions in the levels of inventory held by the Company. The Company has successfully reduced inventory levels as a result of its prior implementation of a Master Business Plan that requires pre-approved purchase orders for all inventory purchases. Interest expense also benefited from the decreases in the Company's variable borrowing rates relative to the same period of the prior year resulting from the numerous reductions in the prime rate during the 2001 calendar year.

Net loss. The Company posted a net loss of approximately $3.1 million for the first quarter of fiscal 2001 versus a net loss of approximately $3.3 million in the first quarter of fiscal 2000. As a percentage of net sales, the Company posted a net loss of 15.0% and 13.5% for the first quarter of fiscal 2001 and 2000, respectively.

Liquidity and Capital Resources
-------------------------------

The Company's short-term cash needs are primarily for working capital to support operations, including inventory requirements, off-season liquidity and store infrastructure. These short-term cash needs have historically been financed with cash from operations and further supplemented by borrowings under the Company's borrowing agreements. At December 31, 2001, the Company had working capital of approximately $14.5 million, centered in approximately $74.0 million in inventories, offset by approximately $66.2 million in short-term revolving/floorplan credit lines outstanding under its borrowing agreements. As of December 31, 2001, the aggregate maximum borrowing limit pursuant to the borrowing agreements was $90.0 million, of which the Company's eligibility to borrow additional sums up to the maximum is pursuant to floor plan advances and a borrowing base formula. The Company's floor plan advances and borrowing base formula collectively allow the Company to borrow against substantially all of its new and used inventory, as well as certain accounts receivable, in determining its maximum borrowing availability.

Operating activities used cash of $11.0 million for the first three months of fiscal 2001 due primarily to net increases of $8.8 million in inventories and the reported seasonal net loss. The first quarter historically represents the "off" or "slow" selling season for the Company (see "Seasonality"). Inventory growth traditionally builds during the first quarter in preparation for the selling season which begins with boat and recreation shows occurring in January and February in certain market areas in which the Company conducts business. This inventory level generally falls to an annual low point during the Company's fourth fiscal quarter.

Merchandise inventories were approximately $74.0 million and approximately $65.2 million as of December 31, 2001 and September 30, 2001, respectively.

Financing activities for the three months ended, December 31, 2001 provided approximately $11.3 million of cash flows primarily from the net proceeds of borrowings under the Company's borrowing agreements and the proceeds of the issuance of $4.3 million in Convertible Subordinated Notes. The Company finances substantially all of its inventory and working capital requirements pursuant to borrowing agreements with two commercial finance companies -- Transamerica Distribution Finance ("TDF") and Deutsche Financial Services ("DFS"). The agreements, which have maturity dates of January 2003, contain substantially similar terms and financial ratio based covenant requirements. Borrowings under the agreements are pursuant to floor plan advances and a borrowing base formula and are used primarily to finance inventory purchases and for general working capital requirements. Substantially all inventory, accounts receivable and intangible assets collateralize these borrowing agreements. The terms of the borrowing agreements also provide for: (i) fees for administrative monitoring,
(ii) fees for unused portions of available credit, and (iii) pre-payment fees in the event of the Company's termination of such floor plans prior to their stated maturity dates in January 2003. The borrowing agreements also include restrictive loan agreements containing various loan covenants and borrowing restrictions, including minimum financial ratios (governing net worth, current assets, debt to worth percentages and cash flow coverage requirements based upon interest expense and monthly principal and interest payments on debts). Acquisitions, the payment of dividends or repurchases of the Company's common stock are also substantially limited without prior consent. Effective as of December 14, 2001, the Company entered into amended loan agreements. Concurrent with execution of the amended loan agreements, the Company received waivers on all financial covenants that were previously in non-compliance with the prior agreements. The amended loan agreements also provide for certain revisions to
(i) future financial ratios and (ii) the maximum amount which the Company may borrow from the current amount of $90 million to varying reduced amounts through July of 2002, when such maximum amount will be established at $70 million until the expiration of the borrowing agreements in January of 2003. Management believes that the maximum available credit amounts under its credit lines conform with the anticipated inventory purchasing plans of the Company during fiscal 2002.

Effective December 14, 2001 the Company entered into Convertible Subordinated Notes in the aggregate amount of $4,300,000. The Notes are unsecured with a term of 36 months and have rates ranging from prime + 2%, adjusted quarterly, to 10.75%, fixed. The principal and interest amounts payable pursuant to the Notes are subordinated, in substantially all respects, to the Company's borrowing agreements with TDF and DFS providing inventory and working capital financing for the Company. The Notes are redeemable by the Company, and if not redeemed may be converted by the holders into the Company's common stock at a conversion price of approximately $2.46 per share.

The Notes were issued in the collective form of a $3.0 million Note and plus other Notes in the aggregate amount of $1.3 million. By letter dated as of February 8, 2002, the Company issued notice to the holder of the $3.0 million Note of the Company's intent to prepay the Note, plus all accrued interest and the required 5% prepayment fee, on or about June 10, 2002. The Company does not intend to utilize its current cash reserves to prepay the $3.0 million Note and is highly confident that current negotiations with a third party will provide alternative funding in an amount exceeding the required prepayment prior to June 10, 2002.

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

Cautionary  Statement for purposes of the Safe Harbor  Provisions of the Private
--------------------------------------------------------------------------------
Securities Litigation Reform Act of 1995.
----------------------------------------

Other than statements of historical fact, all statements contained in this Report on Form 10-Q, including statements in "Item 1. Business", and "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934 that involve a number of uncertainties. The actual results of the future events described in the forward-looking statements in this Report on Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: general economic conditions, competition and government regulations, as well as the risks and uncertainties discussed in this Report on Form 10-Q, including without limitation, the matters discussed in "Risk

Factors" and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements, including the Company's Report on Form 10-K for the Fiscal Year ended September 30, 2001. All forward-looking statements in this Report on Form 10-Q are expressly qualified in their entirety by the cautionary statements in this paragraph.

Other Business Matter - Notice of Non-Renewal of Insurance
----------------------------------------------------------

The Company received notice dated as of January 14, 2002 (the "Notice of Nonrenewal") from the provider of the Company's comprehensive business insurance coverages (property,casualty, liability, workers compensation, etc.) that the Company's insurance policy would not be renewed at the current policy expiration date of March 21, 2002. The Notice of Nonrenewal stated that the Company's
"coastal exposure does not meet underwriting guidelines of the Insurance Provider". The Company is actively seeking replacement coverage, but there can be no guarantee that the Company can find replacement coverage at a comparable price or quality. The Company's inability to secure replacement coverage at a comparable price or quality could result in a material adverse impact on our business, operating results and financial condition.

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

Item 2.  Changes in Securities

Issuance of Convertible Subordinated Notes
------------------------------------------

Effective December 14, 2001 the Company issued Convertible Subordinated Notes in an aggregate amount of $4,300,000. The Notes are unsecured with a term of 36 months and have rates ranging from prime + 2%, adjusted quarterly to 10.75%, fixed. The principal and interest amounts payable pursuant to the Notes are subordinated, in substantially all respects, to the Company's borrowing agreements with the commercial finance companies providing inventory and working capital financing for the Company. The Notes are redeemable by the Company, and if not redeemed the principal amount of the Notes may be converted by the holders into the Company's common stock at a conversion price of approximately $2.46 per share.

The Notes were issued in the collective form of a $3.0 million Note plus other Notes in the aggregate amount of $1.3 million. By letter dated as of February 8, 2002, the Company issued notice to the holder of the $3.0 million Note of the Company's intent to prepay the Note, plus all accrued interest and the required 5% prepayment fee, on or about June 10, 2002. The Company does not intend to utilize its current cash reserves to prepay the $3.0 million Note and is highly confident that current negotiations with a third party will provide alternative funding in an amount exceeding the required prepayment prior to June 10, 2002.

The Notes were issued to accredited investors pursuant to an exemption from registration under Regulation D of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibit                 Description               Incorporated by
               Number                  -----------                 Reference to
               -------                                           ---------------

                None                       --                          --


        (b)    Reports on Form 8-K
               -------------------

               The Company has not filed any reports on Form 8-K for the quarter ended December 31, 2001.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: February 19, 2002     Travis Boats & Motors, Inc.


                            By: /s/ Michael B. Perrine
                                ------------------------------------------------
                                Michael B. Perrine
                                Chief Financial Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)