Form 10-Q
period 2002-03-31
TRAVIS BOATS & MOTORS INC
filed 2002-05-20
CIK 1012734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

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

Common Stock $.01 par value - 4,343,527 shares as of May 17, 2002.


                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements (Unaudited):
                           Condensed Consolidated Balance Sheet:
                           March 31, 2002 and September 30, 2001...................................................1

                           Condensed Consolidated Statement of Operations:
                           Three Months Ended March 31, 2002 and 2001..............................................2

                           Unaudited Condensed Consolidated Statement of Cash Flows:
                           Three Months Ended March 31, 2002 and 2001..............................................3

                           Notes to Condensed Financial Statements.................................................4

Item 2:  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations.....................................................5



PART II - OTHER INFORMATION

Items 1 - 6........................................................................................................9

Signatures........................................................................................................10



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Travis Boats & Motors, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
 ( in thousands, except share data )
                                                                              March 31,         September 30,
                                                                                2002                2001
                                                                            -------------     ----------------
                                                                             (unaudited)
ASSETS:
      Current assets:
            Cash and cash equivalents                                         $  3,845            $  1,388
            Accounts receivable, net                                            16,870              11,351
            Inventories, net                                                    75,415              65,164
            Income Taxes Recoverable/Deferred tax asset                          2,972               1,432
            Prepaid expenses and other                                           1,585                 779
                                                                          -------------    ----------------
              Total current assets                                             100,687              80,114

      Property and equipment:
            Land                                                                 5,982               5,982
            Buildings and improvements                                          15,531              15,485
            Furniture, fixtures and equipment                                    9,023               8,762
                                                                          -------------    ----------------
                                                                                30,536              30,229
            Less accumulated depreciation                                       (8,886)             (7,887)
                                                                          -------------    ----------------
                                                                                21,650              22,342

      Deferred tax asset                                                         2,769                 488

      Intangibles and other assets:
            Goodwill                                                                --               8,809
            Non-compete agreements, net                                          1,378               1,607
            Other assets                                                           310                 320
                                                                          -------------    ----------------
              Total assets                                                    $126,794            $113,680
                                                                          =============    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
            Accounts payable                                                  $  5,928            $  5,875
            Accrued liabilities                                                  1,353               1,203
            Floor plan and revolving line of
            credit                                                              75,703              58,874
            Current portion of notes payable and other short-term
            obligations                                                            865               2,204
                                                                          -------------    ----------------
              Total current liabilities                                         83,849              68,156

      Notes payable, less current portion                                       10,175               9,375
      Convertible Subordinated Notes                                             4,300                  --

      Stockholders' equity
                  Serial Preferred stock, $.01 par value, 1,000,000
      .           Shares Authorized, 50,000 shares outstanding                   5,000                  --
            Common Stock, $.01 par value, 50,000,000 authorized,
                 4,346,527 and 4,374,941 issued and outstanding at
                 March 31, 2002 and September 30, 2001, respectively                44                  44
            Paid-in capital                                                     12,455              15,342
            Retained earnings                                                   10,971              20,763
                                                                          -------------    ----------------
              Total stockholders' equity                                        28,470              36,149
                                                                          -------------    ----------------
              Total liabilities and stockholders' equity                      $126,794            $113,680
                                                                          =============    ================

       See notes to unaudited condensed consolidated financial statements





Travis Boats & Motors, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share data and store count)

                                                     Three Months ended           Six Months ended
                                                        March 31,                      March 31,
                                                    2002         2001              2002        2001
                                                  ----------   ---------      ---------   ---------
Net sales...................................... $   47,388   $    57,521     $    68,054  $    81,604
Cost of goods sold.............................     36,919        43,523          53,520       61,829

Gross profit...................................     10,469        13,998          14,534       19,775
Selling, general and administrative............      9,010        10,264          16,325       18,642
Depreciation and amortization..................        616           724           1,242        1,424
                                                ----------   -----------     -----------  -----------
                                                     9,626        10,988          17,567       20,066

Operating income/(loss)........................        843         3,010          (3,033)        (291)
Interest expense...............................     (1,116)       (1,926)         (2,154)      (3,773)
Other income...................................         20            27              37           37

Income/(loss) before income tax and
   Cumulative effect of accounting change......       (253)        1,111          (5,150)      (4,027)
Income tax provision/(benefit).................        (93)          321          (1,887)      (1,561)
                                                ----------   -----------     -----------  -----------

Net income/(loss) before cumulative effect
   of accounting change........................       (160)          790          (3,263)      (2,466)
Cumulative effect of accounting change.........         --            --          (6,528)          --
                                                ----------   -----------     -----------  -----------
Net income/(loss).............................. $     (160)  $       790     $    (9,791) $    (2,466)
                                                ==========   ===========     ===========  ===========


Earnings/(loss) per share
   Basic:
      Net income/(loss) before accounting
      change...................................      (0.04)         0.18           (0.75)       (0.56)
      Effect of accounting change..............         --            --           (1.50)          --
                                                ----------   -----------     -----------  -----------
      Net income/(loss)........................ $    (0.04)  $      0.18     $     (2.25) $     (0.56)
                                                ==========   ===========     ===========  ===========
   Diluted:
      Net income/(loss) before accounting
      change...................................      (0.04)         0.18           (0.73)       (0.56)
      Effect of accounting change..............         --            --           (1.47)          --
                                                ----------   -----------     -----------  -----------
      Net income/(loss)........................ $    (0.04)  $      0.18     $     (2.20) $     (0.56)
                                                ==========   ===========     ===========  ===========

Weighted average common shares outstanding.....  4,348,416     4,378,383       4,351,785    4,382,854
Weighted average dilutive common shares
outstanding....................................  4,508,085     4,378,383       4,442,581    4,382,854


Stores open at end of period...................         35            39              35           39



Travis Boats & Motors, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flow (unaudited)
(in thousands)

                                                                                             Six months ended
                                                                                                  March 31,
                                                                                          2002                2001
                                                                                   ----------------------------------
Operating activities:
Net Loss                                                                           $     (9,791)      $      (2,466)
Adjustments to reconcile net loss to net cash used in
  Operating activities:
      Depreciation..............................................................          1,012                 984
      Amortization..............................................................            230                 440
      Changes in operating assets and liabilities
           Accounts receivable..................................................         (5,529)             (8,144)
           Prepaid expenses.....................................................           (806)               (622)
           Inventories..........................................................        (10,251)            (15,326)
           Other assets.........................................................            (10)                (74)
           Accounts payable.....................................................             53               5,647
           Accrued liabilities..................................................            150                (497)

           Income tax recoverable/income tax payable............................         (1,540)                (22)
           Cumulative effect of accounting change...............................          6,528                   0
                                                                                   --------------     ---------------
      Net Cash used in operating activities.....................................        (19,934)            (20,080)

      Investing Activities:
      Purchase of property and equipment........................................           (320)               (821)
                                                                                   --------------     ---------------
      Net cash used in investing activities.....................................           (320)               (821)

      Financing activities:

      Net increase in notes payable and other short term obligations............         16,290              23,946
      Net proceeds from issuance of Convertible Subordinated Notes..............          4,300                   0
      Net proceeds from issuance of Series A Preferred stock....................          2,139                   0
      Net payments for repurchase of common stock...............................            (18)                (73)
                                                                                   --------------     ---------------
      Net cash provided by financing activities.................................         22,711              23,873
      Change in cash and cash equivalents.......................................          2,457               2,972
      Cash and cash equivalents, beginning of period............................          1,388               2,971
                                                                                   --------------     ---------------
      Cash and cash equivalents, end of period..................................   $      3,845       $       5,943
                                                                                   ==============     ===============

       See notes to unaudited condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Travis Boats & Motors, Inc. and subsidiaries (collectively, the Company) without audit. In the opinion of management, such financial statements include all adjustments (consisting of only recurring accruals) necessary to present fairly the financial position at March 31, 2002; and the interim results of operations and cash flows for the three and six month periods ended March 31, 2002 and 2001. The condensed consolidated balance sheet at September 30, 2001, presented herein, has been prepared from the audited consolidated financial statements of the Company for the fiscal year then ended.

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

The results of operations for the three and six month periods ended March 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 - NET INCOME/(LOSS) PER COMMON SHARE


The following table sets forth the computation of basic and diluted net income(loss) per share:




                                                    Three Months Ended          Six Months Ended
                                                        March 31,                  March 31,
                                                    2002         2001           2002        2001
                                                  ----------  ----------    -----------  -----------
Numerator:
Net income/(loss) before cumulative effect
   of accounting change....................             (160)        790        (3,263)      (2,466)
Cumulative effect of accounting change.....               --          --        (6,528)          --
                                                  ----------- ----------    -----------  -----------
Net income/(loss)..........................       $     (160) $      790    $   (9,791)  $   (2,466)
                                                  =========== ==========    ===========  ===========

Denominator for Basic income/(loss)
   per share -
        Weighted average shares............        4,348,416   4,378,383     4,351,785    4,382,854

Effect of dilutive securites:
    Employee stock options.................               --          --            --           --
    Series A Preferred Stock...............          159,669          --        90,796           --
                                                  ----------- ----------    -----------  -----------

Denominator for diluted income/(loss) per
   share -
        Weighted average shares and
          assumed conversions..............        4,508,085   4,378,383     4,442,581    4,382,854
                                                  ----------- ----------    -----------  -----------

                                       4




As of March 31, 2002, the Company had issued and outstanding incentive stock options to certain officers, directors and employees totaling 431,964 shares which had a strike price equal to or exceeding the closing price of the Company's common stock on such date. The 431,964 option shares have a weighted average strike price of $6.51 and a weighted average outstanding remaining life of 6.93 years.

NOTE 3 - STOCKHOLDERS' EQUITY

During fiscal 2000, the Company established a program to repurchase outstanding shares of its common stock in the open market from time to time. The Company has made purchases of its common stock pursuant to this program and has retired all such common shares repurchased.

Repurchases of shares of common stock during the quarter ended March 31, 2002 consisted of the following:



     Shares Repurchased (000's)                 4.0
     Total Purchase Price (000's)               $7.9
     Average Price per Share                    $1.98

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

The Notes were issued in the collective form of a $3.0 million Note plus other Notes in the aggregate amount of $1.3 million. By letter dated as of February 8, 2002, the Company issued notice to the holder of the $3.0 million Note of the Company's intent to prepay the Note, plus all accrued interest and the required 5% prepayment fee, on or about June 10, 2002. The Company plans to prepay the $3.0 million Note with certain proceeds from the transaction described below in
NOTE 5 - SERIES A PREFERRED STOCK.

NOTE 5  -  SERIES A PREFERRED STOCK

On March 13, 2002, the Company entered into an agreement with TMRC, L.L.P. ("Tracker"), a wholly-owned subsidiary of Tracker Marine, L.L.C., to issue Tracker 50,000 shares of newly created 6% Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") in the Company. The Company also granted Tracker a warrant to acquire 30,000 additional shares of the Preferred Stock. The issue price of the Preferred Stock is $100 per share. Each share may be converted into the Company's common stock at a conversion price of approximately $2.46 per share.

As of March 31, 2002, Tracker has funded $2,139,000 to purchase 21,390 shares of the Preferred Stock. Under the terms of the agreement, Tracker has committed, subject to the Company obtaining shareholder approval and meeting certain other conditions, to purchase the remainder of the 50,000 shares of Preferred Stock and to exercise the warrant. The proceeds from the exercise of the warrant ($3.0 million) are required to be used to pay off the $3.0 million Note described above in NOTE 4 - CONVERTIBLE SUBORDINATED NOTES.

NOTE 6 - SHORT TERM BORROWINGS

The Company finances substantially all of its inventory and working capital requirements pursuant to borrowing agreements with two commercial finance companies -- Transamerica Distribution Finance ("TDF") and Deutsche Financial Services ("DFS"). Effective as of December 14, 2001, the Company entered into amended loan agreements. Concurrent with execution of the amended loan agreements, the Company received waivers on all financial covenants that were previously in non-compliance with the prior agreements. The amended loan agreements also provide for certain revisions to (i) future financial ratio's and (ii) the maximum amount which the Company may borrow from the current amount of $80 million to varying reduced amounts through July of 2002, when such maximum amount will be established at $70 million until the expiration of the borrowing agreements in January of 2003. Management believes that the maximum available credit amounts under its credit lines conform with the anticipated inventory purchasing plans of the Company during fiscal 2002.

NOTE 7  - GOODWILL AND OTHER INTANGIBLES

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142") effective October 1, 2001. SFAS 142 discontinues the amortization of goodwill and requires future periodic testing of goodwill for impairment. In addition, SFAS 142 requires reassessment of the useful lives of previously recognized intangible assets.

With the adoption of the Statement, the Company ceased amortization of goodwill as of October 1, 2001. The following table presents the quarterly results of the Company on a comparable basis (in thousands):



                                                                                3 Months Ended              6 Months Ended
                                                                                   March 31,                   March 31,
                                                                               2002         2001           2002        2001
                                                                            ----------  ----------      ---------   ---------
Reported net income/(loss) before cumulative effect
   of accounting change..............................................            (160)        790         (3,263)     (2,466)
Goodwill amortization, net of tax....................................              --          70             --         139
                                                                            ----------   ---------      ---------   ---------
Adjusted net income/(loss) before cumulative effect
   of accounting change..............................................       $    (160)   $    860       $ (3,263)   $ (2,327)
                                                                            ==========   =========      =========   =========


Earnings/(loss) per share
   Basic:
      Reported net income/(loss) before accounting change............           (0.04)       0.18          (0.75)      (0.56)
      Goodwill amortization, net of tax..............................              --        0.02             --        0.03
                                                                            ----------   ---------      ---------   ---------
      Adjusted net income/(loss) before cumulative effect
           of accounting change......................................       $   (0.04)   $   0.20       $  (0.75)   $  (0.53)
                                                                            ==========   =========      =========   =========
   Diluted:
      Reported net income/(loss) before accounting change............           (0.04)       0.18          (0.73)      (0.56)
      Goodwill amortization, net of tax..............................              --        0.02             --        0.03
                                                                            ----------   ---------      ---------   ---------
      Adjusted net income/(loss) before cumulative effect
           of accounting change......................................       $   (0.04)   $   0.20       $  (0.73)   $  (0.53)
                                                                            ==========   =========      =========   =========



In addition, the intangible asset established for non-compete agreements remains subject to amortization in accordance with SFAS 142. The gross carrying amount related to non-compete agreements was $3,229,000 while the associated accumulated amortization balance at September 30, 2001 and March 31, 2002 was $1,622,000 and $1,851,000, respectively. The aggregate amortization expense was $114,000 and $221,000 for the three months ended March 31, 2002 and 2001, respectively. The aggregate amortization expense was $230,000 and $440,000 for the six months ended March 31, 2002 and 2001, respectively. Estimated amortization expense for the next five fiscal years is approximately $455,000 in 2002; $415,000 in 2003; $385,000 in 2004; $235,000 in 2005 and $118,000 in 2006.

In accordance with SFAS 142, the Company completed goodwill impairment tests as required. The tests involved the use of estimates related to the fair market value of the business with which the goodwill is associated.

As a result of the transitional impairment test, which considered factors including the significant negative industry and economic trends impacting current operations and our market capitalization relative to our net book value, the Company recorded a non-cash, after tax charge of $6.5 million as a cumulative effect of accounting change as of October 1, 2001. The non-cash, after tax charge resulted in the elimination of the entire goodwill balance from the Company's balance sheet.

NOTE 8 - COMPREHENSIVE INCOME

For the quarters and six months ended March 31, 2002 and 2001, the Company recorded no comprehensive income (loss) items, other than the net income (loss).

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

General
-------

Travis Boats & Motors, Inc. ("Travis Boats" or the "Company") is a leading multi-state superstore retailer of recreational boats, motors, trailers and related marine accessories in the southern United States. As of the date of this Report on Form 10-Q, the Company operates 35 store locations under the name Travis Boating Center in Texas, Arkansas, Louisiana, Alabama, Tennessee, Mississippi, Florida, Georgia and Oklahoma. Since June 2001, the Company has closed four (4) store locations, of which two (2) were the result of the Company's decision not to renew expiring leases. Each of the closed stores primarily operated in markets with overlapping geographic coverages with other Travis Boating Center locations.

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

Since its founding in 1979 as a single retail store in Austin, Texas, we have grown both through acquisitions and the opening of new "start-up" store locations. During the 1980s, we expanded into San Antonio, Texas, purchased land and built a new store facility. After this, we purchased additional boat retailers that operated stores in the Texas markets of Midland, Dallas and Abilene. It was during this early period of store growth that we began
developing  the  systems  necessary  to  manage  a  multi-store   operation  and
maximizing our inventory purchases to obtain increased volume discounts. Our success in operating numerous stores and maximizing volume discounts on inventory purchases led to the introduction of our own proprietary Travis Edition packaging concept and our philosophy of clearly posting price signs on each of our boats held for sale. As of the date of this Report on Form 10-Q, we operate 35 store locations in the following states: Texas (8), Arkansas (4), Louisiana (4), Alabama (1), Tennessee (5), Mississippi (1), Florida (10), Georgia (1) and Oklahoma (1).

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

Results of Operations
---------------------

Quarter Ended, March 31, 2002 Compared to the Quarter Ended, March 31, 2001 and Six Months Ended, March 31, 2002 Compared to the Six Months Ended, March 31, 2001.

Net sales. Net sales in the second quarter of fiscal 2002 decreased to $47.4 million, compared to net sales of $57.5 for the second quarter of fiscal 2001. For the six months ended, March 31, 2002, net sales decreased to $68.1 million, compared to $81.6 million during the same period of the prior fiscal year.

The decreases in net sales during the quarter and six ended March 31, 2002, respectively, included $4.1 million and $5.8 million in reduced sales as a result of the impact of fewer stores in operation (35 versus 39); a reduction in sales of approximately $4.1million and $4.4 million at the Company's Yacht Center in Ft. Myers, Florida and declines in comparable store sales. Comparable store sales declined by 14.2% (34 stores in base) and 12.1% (34 stores in base) for the quarter and six months ended March 31, 2002, respectively. Management believes the decrease in comparable store and Yacht Center sales was related to various factors. Among these factors were residual effects of those issues impacting the marine industry during the Fiscal 2001 year such as erratic levels of consumer confidence and unemployment, in addition to lingering effects of the events of September 2001. During the quarter the Company did experience positive customer demand for certain of its products including Ranger Bass Boats and Suzuki outboard engines, however Management believes that low stocking levels and manufacturer lag times resulted in unfulfilled sales opportunities related to these products.

Gross profit. Gross profit decreased by 25.2% to approximately $10.5 million in the second quarter of fiscal 2002 from $14.0 million in the same quarter of fiscal 2001. Gross profit, as a percent of net sales, decreased to 22.1% from 24.3% during the same periods. For the six months ended, March 31, 2002, gross profit decreased 4.3% to $14.5 million from $19.8 million in the same period of the prior year. Gross profit, as a percent of sales, decreased to 21.4% from 24.2% during the same period.

The decrease in total gross profit, both in actual dollars and as a percent of net sales, was primarily related to the decline in net sales during the periods. In an effort to stimulate sales, the Company offered certain sales incentives and participated in manufacturer sponsored rebate programs in an effort (i) to reduce certain non-current inventory levels and (ii) to stimulate sales following the events of September 2001. The Company believes that it may continue to experience erratic levels of overall gross profit margins during Fiscal 2002 resulting, in part, to introductions of certain new Travis Edition product lines and continued emphasis on incentives and marketing promotions to stimulate sales.

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

Net sales of these products contributed approximately $1.4 million, or 13.3%, of total gross profit in the second quarter of fiscal 2002, as compared to $2.0 million or 14.3%, of total gross profit for the second quarter of the prior fiscal year. For the six months ended, March 31, 2002, net sales attributable to F&I Products accounted for $1.9 million, or 13.1% of the total gross profit, compared to $2.6 million or 13.1% of total gross profit, for the same period of the prior year. Net sales attributable to F&I Products are reported on a net basis, therefore, all of such sales contribute directly to the Company's gross profit. The costs associated with the sale of F&I Products are included in selling, general and administrative expenses. Management attributes the reduced sales of F&I Products due primarily to the reduction in overall net sales and lower overall yields paid by lenders for originating customer finance contracts and competitive pressures on finance rates (which resulted in lower net spreads achieved in the placement of customer financing). Decreases in the percentage of customers buying these products (which is referred to as "sell-through"), particularly by purchasers of the larger, more expensive boats and reduced customer demand for certain insurance products have also been limiting factors.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $9.0 million in second quarter of fiscal 2002 from $10.3 million for the second quarter of fiscal 2001. Primarily as a result of the decline in net sales, the selling, general and administrative expenses, as a percent of net sales, increased to 19.0% in the second quarter of fiscal 2002 from 17.8% for the second quarter of fiscal 2001. For the six months ended March 31, 2002, selling, general and administrative expenses were $16.3 million, or 24.0% as a percentage of net sales, versus $18.6 million, or 22.8% as a percentage of net sales in the same period of the prior fiscal year

The decrease in selling, general and administrative expenses, in actual dollars, for the quarter ended March 31, 2002 versus the same quarter of the prior year was primarily attributable to the reduction in wages, commissions, travel/entertainment expenses and the overall decline in net sales. The Company has managed headcount primarily through attrition and selective position consolidation. The reduction in overall expenses was offset by increases in certain expenses, primarily insurance expense. The Company has experienced significant increases in premiums related to both its property/casualty and its employee health insurance coverages.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased by 15.0% to $616,000 in the second quarter of fiscal 2002 from $724,000 for the second quarter of fiscal 2001. Depreciation and amortization expenses, as a percent of net sales, remained flat at 1.3% for quarter ended March 31, 2002 and 2001, respectively. Depreciation and amortization expenses, as a percentage of net sales, were 1.8% for the six months ended March 31, 2002, compared to 1.7% in the same period of the prior fiscal year.

The decrease in depreciation and amortization expenses, both in actual dollars and as a percent of net sales, was primarily attributable to the Company's adoption of SFAS 142 effective on October 1, 2001. Pursuant to the adoption, the Company discontinued the amortization of goodwill. Accordingly, the Company's amortization expense was $230,000 and $440,000 for the six months ended March 31, 2002 and 2001, respectively.

Interest expense. Interest expense decreased to $1.1 million in the second quarter of fiscal 2002 from $1.9 million in the second quarter of fiscal 2001. Interest expense, as a percent of net sales, decreased to 2.3% from 3.3% of net sales in the second quarter of both fiscal 2002 and fiscal 2001, respectively. For the six months ended March 31, 2002 and 2001, respectively, interest expense decreased to $2.2 million from $3.8 million and interest expense as a percent of net sales decreased to 3.2% from 4.6%.

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

Net profit/(loss). The Company posted a net loss of approximately $160,000 for the second quarter of fiscal 2002 versus a net profit of approximately $790,000 in the second quarter of fiscal 2001. For the six month period ended March 31, 2002 the Company posted a net loss, prior to the cumulative effect of accounting change, of $3.3 million compared to a net loss of $2.5 million for the six months ended March 31, 2001. As of October 1, 2001, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets". The application of the transition provisions of this new accounting standard required the Company to take a non-recurring, after-tax charge of approximately $6.5 million. The charge, which is effective as of the adoption date, results in the elimination of the Company's goodwill accounts. Inclusive of the cumulative effect of accounting change, the Company's net loss for the six months ended March 31, 2002 was approximately $9.8 million

Liquidity and Capital Resources
-------------------------------

The Company's short-term cash needs are primarily for working capital to support operations, including inventory requirements, off-season liquidity and store infrastructure. These short-term cash needs have historically been financed with cash from operations and further supplemented by borrowings under the Company's borrowing agreements. At March 31, 2002, the Company had working capital of approximately $16.8 million, centered in approximately $75.4 million in inventories, offset by approximately $75.7 million in short-term revolving/floorplan credit lines outstanding under its borrowing agreements. As of March 31, 2002, the aggregate maximum borrowing limit pursuant to the borrowing agreements was $80.0 million, of which the Company's eligibility to borrow additional sums up to the maximum is pursuant to floor plan advances and a borrowing base formula. The Company's floor plan advances and borrowing base formula collectively allow the Company to borrow against substantially all of its new and used inventory, as well as certain accounts receivable, in determining its maximum borrowing availability.

Operating activities used cash of $19.9 million for the first six months of fiscal 2002 due primarily to net increases of $10.3 million in inventories, $5.5 million in accounts receivable and the net loss. The Company's selling season typically begins with boat and recreation shows occurring in January and March in certain market areas in which the Company conducts business. Accordingly, inventories typically increase substantially during the first quarter and begin to level off in the second quarter as a result of increased sales volumes. Inventory levels generally falls to an annual low point during the Company's fourth fiscal quarter. The increased accounts receivable levels reported at March 31, 2002 were primarily the result of contracts in transit generated from the retail sale of boats. Thus, the contracts in transit are generally due from financial institutions that handle the financing on customer purchases.

Merchandise inventories were approximately $75.4 million and approximately $65.2 million as of March 31, 2002 and September 30, 2001, respectively.

Financing activities for the six months ended, March 31, 2002 provided approximately $22.7 million of cash flows primarily from the net proceeds of borrowings under the Company's borrowing agreements and the proceeds of the issuance of $4.3 million in Convertible Subordinated Notes. The Company finances substantially all of its inventory and working capital requirements pursuant to borrowing agreements with two commercial finance companies -- Transamerica Distribution Finance ("TDF") and Deutsche Financial Services ("DFS"). The agreements, which have maturity dates of January 2003, contain substantially similar terms and financial ratio based covenant requirements. Borrowings under the agreements are pursuant to floor plan advances and a borrowing base formula and are used primarily to finance inventory purchases and for general working capital requirements. Substantially all assets including inventory, accounts receivable, intangibles and junior real estate liens collateralize these borrowing agreements. The terms of the borrowing agreements also provide for:
(i)  fees for  administrative  monitoring,  (ii)  fees for  unused  portions  of available credit, and (iii) pre-payment fees in the event of the Company's termination of such floor plans prior to their stated maturity dates in January 2003. The borrowing agreements also include restrictive loan agreements containing various loan covenants and borrowing restrictions, including minimum financial ratios (governing net worth, current assets, debt to worth percentages and cash flow coverage requirements based upon interest expense and monthly principal and interest payments on debts). Acquisitions, the payment of dividends or repurchases of the Company's common stock are also substantially limited without prior consent. Effective as of December 14, 2001, the Company entered into amended loan agreements. Concurrent with execution of the amended loan agreements, the Company received waivers on all financial covenants that were previously in non-compliance with the prior agreements. The amended loan agreements also provide for certain revisions to (i) future financial ratios and
(ii) the maximum amount which the Company may borrow from the current amount of $90 million to varying reduced amounts through July of 2002, when such maximum amount will be established at $70 million until the expiration of the borrowing agreements in January of 2003. Management believes that the maximum available credit amounts under its credit lines conform with the anticipated inventory purchasing plans of the Company during fiscal 2002. Based upon the proceeds from the issuance of convertible notes and preferred stock (discussed below) and management's Fiscal 2002 operating plan, including the sale/leaseback or refinancing of certain assets, if necessary, and availability under the borrowing agreements, the Company believes that there is adequate liquidity to fund the Company's operations and to make required principal payments under the two borrowing agreements and other outstanding debt. However, material shortfalls or variances from anticipated performance could require the Company to seek further amendment to the amended borrowing agreements or alternate sources of financing.

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

The Notes were issued in the collective form of a $3.0 million Note plus other Notes in the aggregate amount of $1.3 million. By letter dated as of February 8, 2002, the Company issued notice to the holder of the $3.0 million Note of the Company's intent to prepay the Note, plus all accrued interest and the required 5% prepayment fee, on or about June 10, 2002. The Company intends to utilize certain proceeds of the convertible preferred stock transaction discussed below to prepay the $3.0 million Note on or prior to June 10, 2002.

On March 13, 2002, the Company entered into an agreement with TMRC, L.L.P. ("Tracker"), a wholly-owned subsidiary of Tracker Marine, L.L.C., to issue Tracker 50,000 shares of newly created 6% Series A Cumulatiave Convertible Preferred Stock (the "Preferred Stock") in the Company. The Company also granted Tracker a warrant to acquire 30,000 additional shares of the Preferred Stock. The issue price of the Preferred Stock is $100 per share. Each share may be converted into the Company's common stock at a conversion price of approximately $2.46 per share.

As of March 31, 2002, Tracker has funded $2,139,000 to purchase 21,390 shares of the Preferred Stock. Under the terms of the agreement, Tracker has committed, subject to the Company obtaining shareholder approval and meeting certain other conditions, to purchase the remainder of the 50,000 shares of Preferred Stock and to exercise the warrant. The proceeds from the exercise of the warrant ($3.0 million) are required to be used to pay off the $3.0 million Note described above.

Seasonality
-----------

The Company's business, as well as the sales demand for various types of boats, tends to be highly seasonal. Strong sales typically begin in January with the onset of the public boat and recreation shows, and continue through July. Over the previous three fiscal years, the average annual net sales for the quarterly periods ended March 31 and June 30 represented in excess of 26% and 38%, respectively, of the Company's annual net sales. With regard to net income, the Company historically experiences significant operating losses in the quarter ended December 31 due to a broad seasonal slowdown in sales. Net sales and cash reserves typically reach their highest levels during the quarter ended June 30. During the quarter ended September 30, inventory typically reaches its lowest levels and accumulated cash reserves reach the highest levels. It is generally during the quarter ended December 31, that the Company builds inventory levels in preparation for the upcoming selling season which begins with boat and recreation shows occurring during January through March in certain market areas in which the Company conducts business. Travis Boats' operating results would be materially and adversely affected if net sales were to fall significantly below historical levels during the months of January through June.

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

Cautionary Statement for purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.
--------------------------------------------------------------------------------

Other than statements of historical fact, all statements contained in this Report on Form 10-Q, including statements in "Item 1. Business", and "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve a number of uncertainties. The actual results of the future events described in the forward-looking statements in this Report on Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the impact of seasonality and weather, general economic conditions, competition and government regulations, the level of discretionary consumer spending, national or local catastrophic events, as well as the risks and uncertainties discussed in this Report on Form 10-Q, including without limitation, the matters discussed in "Risk Factors" and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements, including the Company's Report on Form 10-K for the Fiscal Year ended September 30, 2001. All forward-looking statements in this Report on Form 10-Q are expressly qualified in their entirety by the cautionary statements in this paragraph.


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

Item 2.  Changes in Securities
SERIES A PREFERRED STOCK

On March 13, 2002, the Company entered into an agreement with TMRC, L.L.P. ("Tracker"), a wholly-owned subsidiary of Tracker Marine, L.L.C., to issue Tracker 50,000 shares of newly created 6% Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") in the Company. The Company also intends to grant Tracker a warrant to acquire an additional 30,000 shares of the Preferred Stock (the "Warrant"). The issue price of the Preferred Stock is $100 per share and each share and may be converted into the Company's common stock at a conversion price of approximately $2.46 per share.

As of March 31, 2002, Tracker has purchased 21,390 shares of the Preferred Stock. Under the terms of the agreement, Tracker has committed, subject to the Company obtaining shareholder approval and meeting certain other conditions, to purchase the remainder of the 50,000 shares of Preferred Stock and to exercise the Warrant.

A condition to the exercise of the Warrant for 30,000 shares of the Preferred Stock is that the Company use the proceeds to prepay the $3.0 million Note discussed above in NOTE 4 - CONVERTIBLE SUBORDINATED NOTES.





Item 3.  Defaults Upon Senior Securities

The Company's borrowing agreement with Transamerica Distribution Finance ("TDF") contains a covenant limiting non-cash write-offs to no greater than $2.0 million. The write-off of the Company's goodwill balances pursuant to SFAS 142 resulted in a non-cash write-off that exceeded the allowable amount. Prior to recording the SFAS 142 elimination of its goodwill balances, the Company notified TDF. However, the Company did not receive formal notice of waiver from TDF and cannot guarantee that it will obtain a waiver.

Item 4.  Submission of Matters to a Vote of Security Holders


The Company was required to obtain shareholder approval for the issuance of the Preferred Stock described in Item 2. Changes in Securities above. Shareholder approval was obtained as of approximately May 20, 2002 by use of an information statement, with a record date for such action of March 8, 2002. As of March 8, 2002, the Company had approximately 4,362,509 issued and outstanding shares of Common Stock, each of which is entitled to one vote on any matter brought to a vote of the Company's shareholders. As of March 8, 2002, the Company had received the affirmative vote of the holders of record of 2,497,258 shares of Common Stock, representing approximately 57% of all issued and outstanding shares of Common Stock of the Company.


Item 5.  Other Information

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibit                    Description           Incorporated by
                Number                     -----------            Reference to
                -------                                          ---------------

                None


         (b)    Reports on Form 8-K

                During the quarter ended March 31, 2002, the Company filed a report on Form 8-K pertaining to the agreement with Tracker, as follows:


                        Form 8-K, Current Report of Unscheduled Material Events, filed on March 28, 2002, describing the transaction of March 13, 2002, in which the Company entered into an agreement with Tracker, a wholly-owned subsidiary of Tracker Marine, L.L.C., whereby Tracker initially invested approximately $2.1 million towards the purchase of newly created 6% Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") in the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: May 20, 2002                      Travis Boats & Motors, Inc.


                         By:        /s/ Michael B. Perrine
                             ---------------------------------------------------
                             Michael B. Perrine
                             Chief Financial Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)
                             ---------------------------------------------------