Form 10QSB
period 2002-06-30
TRAVIS BOATS & MOTORS INC
filed 2002-08-14
CIK 1012734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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



               12116 Jekel Circle, Suite 102, Austin, Texas 78727
                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (512) 347-8787


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

Common Stock $.01 par value - 4,331,727 shares as of August 14, 2002.


                                      INDEX


PART I - FINANCIAL INFORMATION


Item 1:  Financial Statements (Unaudited):
                           Condensed Consolidated Balance Sheet:
                           June 30, 2002 and September 30, 2001....................................................1

                           Condensed Consolidated Statement of Operations:
                           Three and Nine Months Ended June 30, 2002 and 2001......................................2

                           Unaudited Condensed Consolidated Statement of Cash Flows:
                           Nine Months Ended June 30, 2002 and 2001................................................3

                           Notes to Condensed Financial Statements.................................................4

Item 2:  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations.....................................................6

Item 3:  Quantitative and Qualitative Disclosures About Market Risk...............................................12


PART II - OTHER INFORMATION

Items 1 - 6........................................................................................................9

Signatures........................................................................................................10




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Travis Boats & Motors, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
 ( in thousands, except share data )
                                                                            June 30,        September 30,
                                                                              2002              2001
                                                                          -------------    ----------------
                                                                          (unaudited)

ASSETS:
      Current assets:
            Cash and cash equivalents                                           $8,961              $1,388
            Accounts receivable, net                                            17,869              11,351
            Inventories, net                                                    61,667              65,164
            Income Taxes Recoverable/Deferred tax asset                              0               1,432
            Prepaid expenses and other                                           1,159                 779
                                                                          -------------    ----------------
              Total current assets                                              89,656              80,114

      Property and equipment:
            Land                                                                 5,982               5,982
            Buildings and improvements                                          15,605              15,485
            Furniture, fixtures and equipment                                    9,142               8,762
                                                                          -------------    ----------------
                                                                                30,729              30,229
            Less accumulated depreciation                                      (9,364)             (7,887)
                                                                          -------------    ----------------
                                                                                21,365              22,342

      Deferred tax asset                                                         3,399                 488

      Intangibles and other assets:
            Goodwill                                                               --                8,809
            Non-compete agreements, net                                          1,261               1,607
            Other assets                                                           387                 320
                                                                          -------------    ----------------
              Total assets                                                    $116,068            $113,680
                                                                          =============    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
            Accounts payable                                                    $8,006              $5,875
            Accrued liabilities                                                  1,838               1,203
            Floor plan and revolving line of
            credit                                                              58,432              58,874
            Current portion of notes payable and other short-term                  750               2,204
            obligations
                                                                          -------------    ----------------
              Total current liabilities                                         69,026              68,156

      Notes payable, less current portion                                       10,096               9,375
      Convertible Subordinated Notes                                             1,300               --

      Stockholders' equity
            Serial Preferred stock, $100 par value, 1,000,000
                 shares authorized, 80,000 shares outstanding                    8,000               --
            Common Stock, $.01 par value, 50,000,000 authorized,
                 4,339,727 and 4,359,027 issued and outstanding at
                 June 30, 2002 and September 30, 2001, respectively                 44                  44
            Paid-in capital                                                     15,121              15,342
            Retained earnings                                                   12,481              20,763
                                                                          -------------    ----------------
              Total stockholders' equity                                        35,646              36,149
                                                                          -------------    ----------------
              Total liabilities and stockholders' equity                      $116,068            $113,680
                                                                          =============    ================



                           See notes to unaudited condensed consolidated financial statements




TRAVIS BOATS & MOTORS, INC. and SUBSIDIARIES
                              Unaudited Financial Highlights (in thousands, except share and store data)
                                                            Three Months Ended          Nine Months Ended
                                                                 June 30,                    June 30,
                                                             2002        2001           2002        2001
                                                           ---------   ---------      ---------   ----------

Net sales...............................................    $67,825      $73,455      $135,879    $155,059
Cost of goods sold......................................     52,614       55,835       106,134     117,664
                                                           ---------   ---------      ---------   ----------

Gross profit............................................     15,211       17,620        29,745      37,395

Selling, general and administrative.....................     10,850      11,984         27,174      30,626
Depreciation and amortization...........................        625         720          1,868       2,145
                                                           ---------   ---------      ---------   ----------
                                                             11,475      12,704         29,042      32,771

Operating income/(loss).................................      3,736       4,916            703       4,624
Interest expense........................................     (1,054)     (1,619)        (3,208)     (5,391)
Other income............................................         28          11             66          48
                                                           ---------   ---------      ---------   ----------

Income/(loss) before income taxes, cumulative effect
of accounting change and extraordinary item.............      2,710       3,308          (2,439)     (719)
Income tax (provision)/benefit..........................     (1,003)     (1,212)            882       348
                                                           ---------   ---------      ---------   ----------
     Net income/(loss) before cumulative effect of
accounting change and extraordinary item................    $ 1,707     $ 2,096        $ (1,557)   $ (371)

Cumulative effect of accounting change, net of
taxes of $2,281.........................................         --          --          (6,528)     --
Extraordinary loss on  extinguishment of debt, net of
taxes of $76............................................       (130)         --            (130)     --
                                                           ---------   ---------      ---------   ----------
     Net income/(loss)..................................    $ 1,577     $ 2,096        $ (8,215)   $ (371)

Preferred Stock dividends...............................        (67)        --              (67)        --
                                                           ---------   ---------      ---------   ----------
     Net income/(loss) attributable to common
shareholders............................................    $ 1,510     $ 2,096      $   (8,282)   $ (371)
                                                           =========   =========      =========   ==========

Earnings/(loss) per share
     Basic:
Net income/(loss) before cumulative effect of accounting
change and extraordinary item...........................       0.38        0.48           (0.37)    (0.09)
Cumulative effect of accounting change..................        --          --            (1.50)       --
Extraordinary loss on extinguishment of debt............      (0.03)       --             (0.03)       --
                                                           ---------   ---------      ---------   ----------
     Net income/(loss)..................................       0.35      $ 0.48       $   (1.90)   $(0.09)
                                                           =========   =========      =========   ==========
    Diluted:
Net income/(loss) before cumulative effect of accounting
change and extraordinary item...........................       0.27        0.48           (0.37)    (0.09)
Cumulative effect of accounting change..................         --          --           (1.50)       --
Extraordinary loss on extinguishment of debt............      (0.02)         --           (0.03)       --
                                                           ---------   ---------      ---------   ----------
      Net income/(loss).................................       0.25        0.48           (1.90)    (0.09)
                                                           =========   =========      =========   ==========

Weighted average common shares outstanding..............  4,344,000   4,371,016       4,349,134  4,378,908
Weighted average dilutive common shares outstanding.....  6,522,189   4,372,557       4,349,134  4,378,908

Stores open at end of period............................         35          38              35         38




Travis Boats & Motors, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flow (unaudited)
(in thousands)

                                                                                           Nine months ended
                                                                                                June 30,
                                                                                       2002                2001
                                                                                   ----------------------------------

Operating activities:
Net Loss   .....................................................................      ($8,262)              ($371)
Adjustments to reconcile net loss to net cash used in
  Operating activities:
      Depreciation..............................................................        1,518               1,481
      Amortization..............................................................          350                 661
      Cumulative effect of accounting change, net...............................        6,528                   0
      Changes in operating assets and liabilities
           Accounts receivable..................................................       (6,518)             (9,021)
           Prepaid expenses.....................................................         (380)                 47
           Inventories..........................................................        3,497               1,890
           Other assets.........................................................          (67)                (65)
           Accounts payable.....................................................        2,131               4,854
           Accrued liabilities..................................................          635                 724
           Income taxes.........................................................          778                1058
                                                                                   --------------     ---------------
      Net Cash used in operating activities.....................................          210               1,263

      Investing Activities:
      Purchase of property and equipment........................................         (541)             (1,191)

                                                                                   --------------     ---------------
      Net cash used in investing activities.....................................         (541)             (1,191)

      Financing activities:

      Net increase/(decrease) in notes payable and other short term obligations.       (1,175)              3,575
      Net proceeds from issuance of Convertible Subordinated Notes..............        1,300                   0
      Net proceeds from issuance of Series A Preferred stock....................        7,820                   0
      Net payments for repurchase of common stock...............................          (41)                (94)
                                                                                   --------------     ---------------
      Net cash provided by financing activities.................................        7,904               3,481
      Change in cash and cash equivalents.......................................        7,573               3,553
      Cash and cash equivalents, beginning of period............................        1,388               2,971

                                                                                   --------------     ---------------
      Cash and cash equivalents, end of period..................................       $8,961              $6,524
                                                                                   ==============     ===============

                See notes to unaudited condensed consolidated financial statements


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Travis Boats & Motors, Inc. and subsidiaries (collectively, the Company) without audit. In the opinion of management, such financial statements include all adjustments (consisting of only recurring accruals) necessary to present fairly the financial position at June 30, 2002; and the interim results of operations and cash flows for the three and nine month periods ended June 30, 2002 and 2001. The condensed consolidated balance sheet at September 30, 2001, presented herein, has been prepared from the audited consolidated financial statements of the Company for the fiscal year then ended.

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

The results of operations for the three and nine month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 - BASIC/DILUTED OUTSTANDING SHARE CALCULATION

The following table sets forth the computation of basic and diluted shares outstanding:


                                                               Three Months Ended          Nine Months
                                                                                   Ended
                                                                       June 30,                    June 30,
                                                             2002        2001           2002        2001
                                                           ---------   ---------      ---------   ----------



 Denominator for Diluted income/(loss) per share -
                                                          ----------   ----------    ----------  -----------
        Weighted average shares.........................  4,344,000   4,371,016      4,349,134  4,378,908
                                                          ==========   ==========    ==========  ===========
Effect of assumed conversions:
    Dilutive effect of Stock Options                         --           1,541            --           --
    Convertible Subordinated Notes......................    528,584          --            --           --
    Series A Preferred Stock............................  1,649,605          --            --           --
 Denominator for Diluted income/(loss) per share -
                                                          ----------   ----------    ----------  -----------
        Weighted average shares and assumed
conversions.............................................  6,522,189   4,372,557     4,349,134   4,378,908
                                                          ==========   ==========    ==========  ===========


As of June 30, 2002, the Company had issued and outstanding incentive stock options to certain officers, directors and employees totaling 393,631 shares which had a strike price equal to or exceeding the closing price of the Company's common stock on such date. The 393,631 option shares have a weighted average strike price of $6.60 and a weighted average outstanding remaining life of 6.7 years.

NOTE 3 - STOCKHOLDERS' EQUITY

During fiscal 2000, the Company established a program to repurchase outstanding shares of its common stock in the open market from time to time. The Company has made purchases of its common stock pursuant to this program and has retired all such common shares repurchased.

Repurchases of shares of common stock during the quarter and nine months ended June 30, 2002 consisted of the following:

                                           3 mos ended      9 mos ended
                                           June 30, 2002    June 30, 2002
                                           ---------------- -------------------
     Shares Repurchased (000's)              6.8              19.3
     Total Purchase Price (000's)          $14.2            $40.1
     Average Price per Share               $2.09            $2.08

NOTE 4  - CONVERTIBLE SUBORDINATED NOTES

Effective December 14, 2001, the Company issued Convertible Subordinated Notes (the "Notes") in an aggregate amount of $4.3 million issued in the form of a $3.0 million Note plus multiple other Notes in the aggregate amount of $1.3 million. The Notes are unsecured with a term of 36 months and have rates ranging from prime + 2%, adjusted quarterly to 10.75%, fixed. The principal and interest amounts payable pursuant to the Notes are subordinated, in substantially all respects, to the Company's borrowing agreements with the commercial finance companies providing inventory and working capital financing for the Company. The Notes are redeemable by the Company, and if not redeemed the principal amount of the Notes may be converted by the holders into the Company's common stock at a conversion price of approximately $2.46 per share.

On June 10, 2002, the Company, prepaid in full, the principal balance, accrued interest and the required 5% prepayment fee to the holder of the $3.0 million Note. The proceeds for repayment of the $3.0 million Note were received pursuant to the transaction described below in NOTE 6- SERIES A PREFERRED STOCK.

NOTE 5  -  EXTINGUISHMENT OF DEBT

For the quarter and nine months ended June 30, 2002, the Company recorded an extraordinary loss of $130,000, net of taxes of $76,000 on the repayment of the $3.0 million Note described above in NOTE 4 - CONVERTIBLE SUBORDINATED NOTES. The extraordinary loss was the result of the Company paying a 5% prepayment fee on the outstanding principal balance of $3.0 million, plus the expensing of the legal and consulting fees that were attributable to the $3.0 million Note.

NOTE 6  -  SERIES A PREFERRED STOCK

On June 13, 2002, the Company entered into an agreement with TMRC, L.L.P. ("Tracker"), a wholly-owned subsidiary of Tracker Marine, L.L.C., to issue Tracker 50,000 shares of newly created 6% Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") in the Company. The Company also granted Tracker a warrant (the "Warrant") to acquire 30,000 additional shares of the Preferred Stock. The issue price of the Preferred Stock is $100 per share. Each share may be converted into the Company's common stock at a conversion price of approximately $2.46 per share.

As of June 30, 2002, Tracker has funded $5.0 million to purchase 50,000 shares of the Preferred Stock. Tracker also exercised the Warrant and purchased 30,000 shares issued thereto for $3.0 million. Pursuant to the requirements of the Warrant, the proceeds from the exercise ($3.0 million) were used to pay off the $3.0 million Note described above in NOTE 4 - CONVERTIBLE SUBORDINATED NOTES.

NOTE 7 - SHORT TERM BORROWINGS

The Company finances substantially all of its inventory and working capital requirements pursuant to borrowing agreements originating in January 2000 with two commercial finance companies -- Transamerica Distribution Finance ("TDF") and Deutsche Financial Services ("DFS"). Effective as of December 14, 2001, the Company entered into amended loan agreements. Concurrent with execution of the amended loan agreements, the Company received waivers on all financial covenants that were previously in non-compliance with the prior agreements. The amended loan agreements also provided for certain revisions to (i) future financial ratio's and (ii) certain reductions in maximum borrowing amounts versus those levels available to be borrowed during the prior fiscal year. As of July 2002, the maximum amount the Company may borrow is currently $70 million and is capped at such amount until the expiration of the borrowing agreements in January of 2003. Management believes that the maximum available credit amounts under its credit lines conform with the anticipated inventory purchasing plans of the Company during the remainder of fiscal 2002 and at least the first quarter of fiscal 2003.

NOTE 8  - GOODWILL AND OTHER INTANGIBLES

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

With the adoption of the Statement, the Company ceased amortization of goodwill as of October 1, 2001. The following table presents the quarterly results of the Company on a comparable basis (in thousands):

                                                   Three Months Ended          Nine Months Ended
                                                        June 30,                    June 30,
                                                    2002         2001           2002        2001
                                                  ----------   ---------      ---------   ---------

Reported net income/(loss) attributable to
common shareholders before cumulative
effect of accounting change and extraordinary
item.........................................      1,640        2,096          (1,624)     (371)
Goodwill amortization, net of tax............       --             70             --        209
                                                  ----------   ---------      ---------   ---------
Adjusted net income/(loss) attributable to
common shareholders before cumulative
effect of accounting change and extraordinary
item.........................................      1,640        2,166          (1,624)     (162)
                                                  ==========   =========      =========   =========


Earnings/(loss) per share
   Basic:
      Reported net income/(loss) attributable to
common shareholders before cumulative effect of
accounting change and extraordinary
item.............................................   0.38         0.48           (0.37)    (0.09)
      Goodwill amortization, net of tax..........   --           0.02             --       0.05
                                                  ----------   ---------      ---------   ---------
      Adjusted net income/(loss)
attributable to common shareholders before
cumulative effect of accounting change and
extraordinary item............................... $ 0.38       $ 0.50         $ (0.37)    $(0.04)
                                                  ==========   =========      =========   =========
   Diluted:
      Reported net income/(loss) attributable to
common shareholders before accounting change
and extraordinary item...........................   0.27         0.48           (0.37)     (0.09)
      Goodwill amortization, net of tax               --         0.02             --        0.05
                                                  ----------   ---------      ---------   ---------
      Adjusted  net income/(loss) attributable
to common shareholders before
cumulative effect of accounting change and
extraordinary item............................... $ 0.27       $0.50          $(0.37)     $(0.04)
                                                  ==========   =========      =========   =========

In addition, the intangible asset established for non-compete agreements remains subject to amortization in accordance with SFAS 142. The gross carrying amount related to non-compete agreements was $3,229,000 while the associated accumulated amortization balance at June 30, 2002 and September 30, 2001 was $1,968,000 and $1,622,000, respectively. The aggregate amortization expense was $120,000 and $221,000 for the three months ended June 30, 2002 and 2001, respectively. The aggregate amortization expense was $350,000 and $661,000 for the nine months ended June 31, 2002 and 2001, respectively. Estimated amortization expense for the next five fiscal years is approximately $415,000 in 2003; $385,000 in 2004; $235,000 in 2005, $118,000 in 2006 and $0 in 2007.

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

NOTE 9 - COMPREHENSIVE INCOMEFor the quarters and nine months ended June 30, 2002 and 2001, the Company recorded no comprehensive income (loss) items, other than the net income (loss).

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

General

Travis Boats & Motors, Inc. ("Travis Boats" or the "Company") is a leading multi-state superstore retailer of recreational boats, motors, trailers and related marine accessories in the southern United States. As of the date of this Report on Form 10-Q, the Company operates 34 store locations (versus 39 store locations as of June 30, 2001) under the name Travis Boating Center in Texas, Arkansas, Louisiana, Alabama, Tennessee, Mississippi, Florida, Georgia and Oklahoma. Since June 2001, the Company has closed or consolidated five (5) store locations. Each of the closed stores primarily operated in markets with overlapping geographic coverages with other Travis Boating Center locations.

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

Since its founding in 1979 as a single retail store in Austin, Texas, we have grown both through acquisitions and the opening of new "start-up" store locations. During the 1980s, we expanded into San Antonio, Texas, purchased land and built a new store facility. After this, we purchased additional boat retailers that operated stores in the Texas markets of Midland, Dallas and Abilene. It was during this early period of store growth that we began
developing  the  systems  necessary  to  manage  a  multi-store   operation  and
maximizing our inventory purchases to obtain increased volume discounts. Our success in operating numerous stores and maximizing volume discounts on inventory purchases led to the introduction of our own proprietary Travis Edition packaging concept and our philosophy of clearly posting price signs on each of our boats held for sale. As of the date of this Report on Form 10-Q, we operate 34 store locations in the following states: Texas (8), Arkansas (3), Louisiana (4), Alabama (1), Tennessee (5), Mississippi (1), Florida (10), Georgia (1) and Oklahoma (1).

We sell approximately 75 different types of Travis Edition models of brand-name fishing, water-skiing and general recreational boats, such as family ski boats, off-shore fishing boats, personal watercraft, cabin cruisers and yachts up to approximately 60 feet in length. We also sell motors, trailers, accessories and related equipment. Although we sell pleasure boats at many different retail prices, we attempt to price our product to maintain a consistent gross profit percentage for each of our Travis Edition models. We study sales trends from the cities and states where we operate store locations. We use the information from this data to coordinate with manufacturers on design and packaging combinations of popular brand-name boats, such as Larson, Wellcraft, Scarab, Bayliner, Trophy, Fishmaster, Fisher, ProCraft and Ranger along with motors, trailers and numerous accessories, under our own proprietary Travis Edition label. Our boats are generally powered by brand name motors such as Mercury, Suzuki, Johnson or Volvo. These signature Travis Edition packages, which account for the vast majority of total new boat sales, have been designed and developed in coordination with the manufacturers and often include distinguishing features and accessories that have historically been unavailable to, or listed as optional by, many competitors. We also sell yachts, such as Carver and Martinique that range in length from 25 feet to over 50 feet. By providing many different types of boats with many types of standard features, we attempt to offer the customer an exceptional boat at a competitive price that is ready for immediate use and enjoyment.

Results of Operations

Quarter Ended, June 30, 2002 Compared to the Quarter Ended, June 30, 2001 and Nine Months Ended, June 30, 2002 Compared to the Nine Months Ended, June 30, 2001.

Net sales. Net sales in the third quarter of fiscal 2002 decreased to $67.8 million, compared to net sales of $73.5 for the third quarter of fiscal 2001. For the nine months ended, June 30, 2002, net sales decreased to $135.9 million, compared to $155.1 million during the same period of the prior fiscal year.

The decreases in net sales during the quarter and nine months ended June 30, 2002, respectively, included $5.8 million and $11.6 million in reduced sales as a result of the impact of fewer stores in operation (35 versus 39), offset by a slight increase in comparable store sales. Comparable store sales increased by 0.6% (34 stores in base) for the quarter ended June 30, 2002. Management believes the increase in comparable store sales during the quarter was the result of improved inventory management and a general firming of industry sales trends compared to prior periods. For the nine months ended June 30, 2002, comparable store sales were a negative 7.0% (35 stores in base) primarily as a result of residual effects of those issues impacting the marine industry beginning during the Fiscal 2001 year such as erratic levels of consumer confidence and unemployment, in addition to lingering effects of the events of September 2001.

Gross profit. Gross profit decreased by 13.7% to approximately $15.2 million in the third quarter of fiscal 2002 from $17.6 million in the same quarter of fiscal 2001. Gross profit, as a percent of net sales, decreased to 22.4% from 24.0% during the same periods. For the nine months ended, June 30, 2002, gross profit decreased 20.5% to $29.7 million from $37.4 million in the same period of the prior year. Gross profit, as a percent of sales, decreased to 21.9% from 24.1% during the same period.

The decrease in total gross profit, both in actual dollars and as a percent of net sales, was primarily related to the decline in net sales during the periods. In an effort to stimulate sales, the Company offered certain sales incentives and participated in manufacturer sponsored rebate programs in an effort (i) to reduce certain non-current inventory levels and (ii) to stimulate sales following the events of September 2001. The Company believes that it may continue to experience erratic levels of overall gross profit margins during the remainder of Fiscal 2002 and at least the first quarter of fiscal 2003 resulting, in part, to introductions of certain new Travis Edition product lines and continued emphasis on incentives and marketing promotions to stimulate sales.

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

Net sales of these products contributed approximately $2.0 million, or 13.2%, of total gross profit in the third quarter of fiscal 2002, as compared to $2.7 million or 15.3%, of total gross profit for the third quarter of the prior fiscal year. For the nine months ended, June 30, 2002, net sales attributable to F&I Products accounted for $4.0 million, or 13.5% of the total gross profit, compared to $5.4 million or 14.4% of total gross profit, for the same period of the prior year. Net sales attributable to F&I Products are reported on a net basis, therefore, all of such sales contribute directly to the Company's gross profit. The costs associated with the sale of F&I Products are included in selling, general and administrative expenses. Management attributes the reduced sales of F&I Products due primarily to the reduction in overall net sales and lower overall yields paid by lenders for originating customer finance contracts and competitive pressures on finance rates (which resulted in lower net spreads achieved in the placement of customer financing). Decreases in the percentage of customers buying these products (which is referred to as "sell-through"), particularly by purchasers of the larger, more expensive boats and reduced customer demand for certain insurance products have also been limiting factors.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $10.8 million in third quarter of fiscal 2002 from $12.0 million for the third quarter of fiscal 2001. As a percent of net sales, selling, general and administrative expenses decreased to 16.0% in the third quarter of fiscal 2002 from 16.3% for the third quarter of fiscal 2001. For the nine months ended June 30, 2002, selling, general and administrative expenses were $27.2 million, or 20.0% as a percentage of net sales, versus $30.6 million, or 19.8% as a percentage of net sales in the same period of the prior fiscal year

The decrease in selling, general and administrative expenses, in actual dollars, for the quarter ended June 30, 2002 versus the same quarter of the prior year was primarily attributable to the reduction in wages, commissions, travel/entertainment expenses and the overall decline in net sales. The Company has managed headcount primarily through attrition and selective position consolidation. The reduction in overall expenses was offset by increases in certain expenses, primarily insurance expense. The Company has experienced significant increases in premiums related to both its property/casualty and its employee health insurance coverages.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased by 13.1% to $625,000 in the third quarter of fiscal 2002 from $720,000 for the third quarter of fiscal 2001. Depreciation and amortization expenses, as a percentage of net sales, were 0.9% for the third quarter of fiscal 2002, compared to 1.0% in the same quarter of the prior fiscal year. Depreciation and amortization expenses, as a percent of net sales, remained flat at 1.4% for nine months ended June 30, 2002 and 2001, respectively.

The decrease in depreciation and amortization expenses, both in actual dollars and as a percent of net sales, was primarily attributable to the Company's adoption of SFAS 142 effective on October 1, 2001. Pursuant to the adoption, the Company discontinued the amortization of goodwill. Accordingly, the Company's amortization expense was $120,000 and $221,000 for the three months ended June 30, 2002 and 2001, respectively.

Interest expense. Interest expense decreased to $1.1 million in the third quarter of fiscal 2002 from $1.6 million in the third quarter of fiscal 2001. Interest expense, as a percent of net sales, decreased to 1.6% from 2.2% of net sales in the third quarter of fiscal 2002 and fiscal 2001, respectively. For the nine months ended June 30, 2002 and 2001, respectively, interest expense decreased to $3.2 million from $5.4 million and interest expense as a percent of net sales decreased to 2.4% from 3.5%.

The decreased interest expense, both in actual dollars and as a percent of net sales, was primarily the result of significantly lower balances on the Company's inventory based lines of credit due to the significant reductions in the levels of inventory held by the Company. The Company has successfully reduced inventory levels to reflect sales trends and as a result of its prior implementation of a Master Business Plan that requires pre-approved purchase orders for all inventory purchases. Interest expense also benefited from the decreases in the Company's variable borrowing rates relative to the same period of the prior year resulting from the numerous reductions in the prime rate during the 2001 calendar year.

Net profit/(loss). Excluding the extraordinary loss on extinguishment of debt, the Company, after dividends of $67,000, reported net income, of $1.6 million ($.38 per basic share and $.27 per diluted share) for the quarter ended June 30, 2002, versus net income of $2.1 million ($.48 per basic and diluted share) for the same quarter of the prior fiscal year.

For the nine months ended June 30, 2002, the Company, after dividends of $67,000, reported a net loss (prior to the effect of the cumulative accounting change and the extraordinary loss on extinguishment of debt) of $1.6 million ($.37 per basic and diluted share) compared to a net loss of $371,000 ($.09 per basic and diluted share) for the same nine month period of the prior fiscal year, respectively.

Inclusive of the impact of the cumulative effect of accounting change and the extraordinary loss on extinguishment of debt, the Company reported net income attributable to common shareholders, of $1.5 million ($.35 per basic and $.25 per diluted share) and a net loss of $8.3 million ($1.90 per basic and diluted share) for the quarter and the nine months ended June 30, 2002, respectively. As previously reported, the net loss from the cumulative effect of accounting change  is  from  the  Company's  adoption  of SFAS  142,  "Goodwill  and  Other
Intangible  Assets" as of October 1, 2001.  The  application  of the  transition provisions of this new accounting standard required the Company to take a non-cash, non-recurring, after-tax charge of approximately $6.5 million effective as of October 2001. The charge eliminated the Company's goodwill accounts.



Liquidity and Capital Resources

The Company's short-term cash needs are primarily for working capital to support operations, including inventory requirements, off-season liquidity and store infrastructure. These short-term cash needs have historically been financed with cash from operations and further supplemented by borrowings under the Company's borrowing agreements. At June 30, 2002, the Company had working capital of approximately $20.6 million, centered in approximately $61.7 million in inventories, offset by approximately $58.4 million in short-term revolving/floorplan credit lines outstanding under its borrowing agreements. As of August 12, 2002, the aggregate maximum borrowing limit pursuant to the borrowing agreements was $70.0 million, of which the Company's eligibility to borrow additional sums up to the maximum is pursuant to floor plan advances and a borrowing base formula. The Company's floor plan advances and borrowing base formula collectively allow the Company to borrow against substantially all of its new and used inventory, as well as certain accounts receivable, in determining its maximum borrowing availability.

Operating activities generated cash of $210,000 for the first nine months of fiscal 2002 due primarily to a net decrease of $3.5 million in inventories and net increases $2.8 million in accounts payable and accrued liabilities, offset by a net increase of $6.5 million in accounts receivable. The Company's selling season typically begins with boat and recreation shows occurring in January - June in certain market areas in which the Company conducts business.
Accordingly, inventories typically increase substantially during the first quarter and begin to level off in the second quarter and decline in the third quarter as a result of increased sales volumes. Inventory levels generally fall to an annual low point during the Company's fourth fiscal quarter. The increased accounts receivable levels reported at June 30, 2002 were primarily the result of contracts in transit generated from the retail sale of boats. Thus, the contracts in transit are generally due from financial institutions that handle the financing on customer purchases.


Merchandise inventories were approximately $61.7 million and approximately $65.2 million as of June 30, 2002 and September 30, 2001, respectively.

Financing activities for the nine months ended June 30, 2002 provided approximately $7.9 million of cash flows primarily from the net proceeds of the sale by the Company of 80,000 shares of Series A Preferred Stock for $8.0 million and the proceeds of the issuance of $1.3 million in Convertible Subordinated Notes. Exclusive of these financings, the Company has historically financed substantially all of its inventory and working capital requirements pursuant to borrowing agreements with two commercial finance companies -- Transamerica Distribution Finance ("TDF") and Deutsche Financial Services ("DFS"). The agreements, which have maturity dates of January 2003, contain substantially similar terms and financial ratio based covenant requirements. Borrowings under the agreements are pursuant to floor plan advances and a borrowing base formula and are used primarily to finance inventory purchases and for general working capital requirements. Substantially all assets including inventory, accounts receivable, intangibles and junior real estate liens collateralize these borrowing agreements. The terms of the borrowing agreements also provide for: (i) fees for administrative monitoring, (ii) fees for unused portions of available credit, and (iii) pre-payment fees in the event of the Company's termination of such floor plans prior to their stated maturity dates in January 2003. The borrowing agreements also include restrictive loan agreements containing various loan covenants and borrowing restrictions, including minimum financial ratios (governing net worth, current assets, debt to worth percentages and cash flow coverage requirements based upon interest expense and monthly principal and interest payments on debts). Acquisitions, the payment of dividends or repurchases of the Company's common stock are also substantially limited without prior consent. Effective as of December 14, 2001, the Company entered into amended loan agreements. Concurrent with execution of the amended loan agreements, the Company received waivers on all financial covenants that were previously in non-compliance with the prior agreements. The amended loan agreements also provided for certain revisions to (i) future financial ratios and (ii) the maximum amount which the Company may borrow from the current amount of $90 million to varying reduced amounts through July of 2002, when such maximum amounts were fixed at $70 million until the expiration of the borrowing agreements in January of 2003. Management believes that the maximum available credit amounts under its credit lines conform with the anticipated inventory purchasing plans of the Company during the remainder of fiscal 2002 and at least the first quarter of fiscal 2003. Management is also currently discussing its borrowing needs with its lenders for the periods subsequent to January 2003. The can be no assurances that the borrowing agreements will be renewed or extended, or if such are, that the terms will be comparable to the terms of borrowing currently available to the Company. The lack of borrowing agreements or borrowing agreements with less favorable terms could result in a material adverse effect to the Company and its results of operations.


Based upon the proceeds from the issuance of the convertible notes and preferred stock (discussed below) and management's Fiscal 2002 operating performance, including borrowing availability under the borrowing agreements, the Company believes that there is adequate liquidity to fund the Company's operations and to make required principal payments under the two borrowing agreements and other outstanding debt. However, material shortfalls or variances from anticipated performance could require the Company to seek further amendment to the amended borrowing agreements or alternate sources of financing (such as the sale/leaseback of assets or refinancing of debt).

Effective December 14, 2001, the Company issued Convertible Subordinated Notes (the "Notes") in an aggregate amount of $4.3 million issued in the form of a $3.0 million Note plus other Notes in the aggregate amount of $1.3 million. On June 10, 2002, the Company, prepaid in full, the principal balance, accrued interest and the required 5% prepayment fee (see Extraordinary Loss on Extinguishment of Debt in financial statements included herein) to the holder of the $3.0 million Note. The proceeds for repayment of the $3.0 million Note were received pursuant to the Preferred Stock sale described below.

The remaining Notes, which aggregate $1.3 million, are unsecured with a term of 36 months and have an interest rate of 10.75%, fixed. The principal and interest amounts payable pursuant to the Notes are subordinated, in substantially all respects, to the Company's borrowing agreements with the commercial finance companies providing inventory and working capital financing for the Company. The Notes are redeemable by the Company, and if not redeemed the principal amount of the Notes may be converted by the holders into the Company's common stock at a conversion price of approximately $2.46 per share.

On June 13, 2002, the Company entered into an agreement with TMRC, L.L.P. ("Tracker"), a wholly-owned subsidiary of Tracker Marine, L.L.C., to issue Tracker 50,000 shares of newly created 6% Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") in the Company. The Company also granted Tracker a warrant (the "Warrant") to acquire 30,000 additional shares of the Preferred Stock. The issue price of the Preferred Stock is $100 per share. Each share may be converted into the Company's common stock at a conversion price of approximately $2.46 per share.

As of June 30, 2002, Tracker has funded $5.0 million to purchase 50,000 shares of the Preferred Stock. Tracker also exercised the Warrant and purchased 30,000 shares issued thereto for $3.0 million. Pursuant to the requirements of the Warrant, the proceeds from the exercise ($3.0 million) were used to pay off the $3.0 million Note described above.

Seasonality

The Company's business, as well as the sales demand for various types of boats, tends to be highly seasonal. Strong sales typically begin in January with the onset of the public boat and recreation shows, and continue through July. Over the previous three fiscal years, the average annual net sales for the quarterly periods ended March 31 and June 30 represented in excess of 26% and 38%, respectively, of the Company's annual net sales. With regard to net income, the Company historically experiences significant operating losses in the quarter ended December 31 due to a broad seasonal slowdown in sales. Net sales and cash reserves typically reach their highest levels during the quarter ended June 30. During the quarter ended September 30, inventory typically reaches its lowest levels. It is generally during the quarter ended December 31, that the Company builds inventory levels in preparation for the upcoming selling season which begins with boat and recreation shows occurring during January through June in certain market areas in which the Company conducts business. Travis Boats' operating results would be materially and adversely affected if net sales were to fall significantly below historical levels during the months of January through June.

The Company's business is also significantly affected by weather patterns. Weather conditions that are unseasonable or unusual may adversely affect the Company's results of operations. For example, drought conditions or merely reduced rainfall levels, as well as excessive rain, may affect the Company's sale of boating packages and related products and accessories.

Quarterly results may fluctuate due to many factors. Some of these factors include, weather conditions, timing of special events such as boat shows, availability of product, manufacturer sponsored sales promotions or rebate incentives and the opening or closing of store locations. Accordingly, the results for any quarterly period may not be indicative of the expected results for any other quarterly period.

Cautionary Statement for purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

Other than statements of historical fact, all statements contained in this Report on Form 10-Q, including statements in "Item 1. Business", and "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve a number of uncertainties. The actual results of the future events described in the forward-looking statements in this Report on Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the impact of seasonality and weather, general economic conditions, competition and government regulations, the level of discretionary consumer spending, national or local catastrophic events, as well as the risks and uncertainties discussed in this Report on Form 10-Q, including without limitation, the matters discussed in "Risk Factors" and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements, including the Company's Report on Form 10-K for the Fiscal Year ended September 30, 2001. All forward-looking statements in this Report on Form 10-Q are expressly qualified in their entirety by the cautionary statements in this paragraph.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Changes in short-term interest rates on loans from financial institutions could materially affect the Company's earnings because the interest rates charged on certain underlying obligations are variable.

At June 30, 2002, a hypothetical 100 basis point increase in interest rates on the Company's Floor Plan and Revolving Line of Credit obligations would result in a decrease of approximately $584,000 in annual pre-tax earnings. The estimated decrease is based upon the increased interest expense of the Company's variable rate Floor Plan and Revolving Line of Credit obligations and assumes no change in the volume or composition of such debt at June 30, 2002.


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

As of June 30, 2002, Tracker had funded $5.0 million to purchase 50,000 shares of the Preferred Stock. Tracker also exercised the Warrant and purchased 30,000 shares issued thereto for $3.0 million. Pursuant to the requirements of the Warrant, the proceeds from the exercise ($3.0 million) were used to pay off the $3.0 million Note described above in NOTE 4 - CONVERTIBLE SUBORDINATED NOTES.

Item 3.  Defaults Upon Senior Securities

         I. The Company's borrowing agreement with Transamerica Distribution Finance ("TDF") contains a covenant limiting non-cash write-offs to no greater than $2.0 million. The write-off of the Company's goodwill balances pursuant to SFAS 142 resulted in a non-cash write-off that exceeded the allowable amount. Prior to recording the SFAS 142 elimination of its goodwill balances, the Company notified TDF. However, the Company did not receive formal notice of waiver from TDF and cannot guarantee that it will obtain a waiver.

         II. The Company's operating results as of June 30, 2002 were out of compliance with one (1) ratio covenant of its Loan Agreement on real estate indebtedness with Hibernia National Bank:

-    Modified  Fixed Charge  Coverage  Ratio With  respect to the Hibernia  Loan
Agreement: the Modified Fixed Charge Coverage Ratio requires Travis Boats' to maintain a Fixed Charge Coverage Ratio, on a rolling four (4) quarter basis, of not less than 1.50 to 1.00. Travis Boats' Modified Fixed Charge Coverage Ratio for the 12 months ended June 30, 2002 was less than 1.50 to 1.10 and as such Travis Boats was not in compliance with the Loan Agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibit Number        Description           Incorporated by Reference to:
       --------------        -----------           ----------------------------

        99.1            Certification Pursuant to       Not applicable
                        Section 906 of the
                        Sarbanes-Oxley Act of 2002



(b)    Reports on Form 8-K

During the quarter ended June 30, 2002 the Company filed a report on Form 8-K pertaining to the agreement with Tracker, as follows:

         Form 8-K, Current Report of Unscheduled Material Events, filed on June 10, 2002, describing the transaction of June 10, 2002, in which Tracker exercised a warrant and was issued 30,000 shares of newly issued 6% Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") in the Company. As a condition to exercise of the warrant, the proceeds of $3.0 million were required to be used by the Company to prepay a $3.0 million convertible promissory note payable to an unaffiliated third party.

         The warrant was previously granted on March 13, 2002 when the Company entered into an agreement with Tracker, a wholly-owned subsidiary of Tracker Marine, L.L.C., whereby Tracker agreed to purchase 50,000 shares of Preferred Stock.

Subsequent to June 30, 2002; but prior to the date of this Report on Form 10-Q, the Company filed a report on Form 8-K/A pertaining to the agreement with Tracker, as follows:

         Form 8-K, Current Report of Unscheduled Material Events, filed on June 12, 2002, incorporating a copy of the Tracker /Travis Boats Master Dealer Agreement (Master Dealer Supply Agreement) dated as of March 13, 2002, by and between the Company and Tracker.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: August 14, 2002                Travis Boats & Motors, Inc.


                                     By:  /s/ Michael B. Perrine
                                        ---------------------------------------
                                        Michael B. Perrine
                                        Chief Financial Officer, Treasurer
                                        and Secretary
                                        (Principal Accounting and
                                        Financial Officer)