Form 10-K/A
period 2001-09-30
TRAVIS BOATS & MOTORS INC
filed 2002-08-23
CIK 1012734

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

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 3. Exhibits - The following Exhibits have been amended and are included in their entirety in the following Index to Exhibits.

                                INDEX TO EXHIBITS

         (a)   Exhibits:

10.57     --   Amended and Restated Loan and Security  Agreement  between Travis
               Boats & Motors, Inc. and Deutsche Financial Services Corporation, dated as of December 10, 2001.

10.58     --   Amendment No. 2 to Travis Boats & Motors,  Inc. Loan and Security
               Agreement by and between the Company and Transamerica  Commercial
               Finance Corporation, dated as of December 14, 2001.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Travis Boats & Motors, Inc.
Date:  August 23, 2002                  By:  /s/ MICHAEL B. PERRINE
                                           -------------------------------
                                                Michael B. Perrine
                                           Chief Financial Officer, Treasurer
                                           and Secretary
                                           (Principal Accounting and
                                           Financial Officer)

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


Name                                   Title                                       Date Signed
----                                   -----                                       -----------


/s/ MARK T. WALTON                     Chairman of the Board, President and        December 28, 2001
----------------------------           Director (Principal Executive Officer)
Mark T. Walton

/s/ MICHAEL B. PERRINE                 Chief Financial Officer, Secretary and      December 28, 2001
----------------------------           Treasurer (Principal Financial and
Michael B. Perrine                     Accounting Officer)


/s/ RONNIE L. SPRADLING                Executive Vice President-New Store          December 28, 2001
----------------------------           Development Director
Ronnie L. Spradling


/s/ STEVEN W. GURASICH, JR             Director                                    December 28, 2001
----------------------------
Steven W. Gurasich, Jr.

/s/ ZACH MCCLENDON, JR.                Director                                    December 28, 2001
----------------------------
Zach McClendon, Jr.


/s/ ROBERT C. SIDDONS                  Director                                    December 28, 2001
----------------------------
Robert C. Siddons

/s/ JOSEPH E. SIMPSON                  Director                                    December 28, 2001
----------------------------
Joseph E. Simpson

/s/ RICHARD BIRNBAUM                   Director                                    December 28, 2001
----------------------------
Richard Birnbaum
