Form 10-K
period 2002-09-30
TRAVIS BOATS & MOTORS INC
filed 2003-01-21
CIK 1012734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                  For the Fiscal Year Ended September 30, 2002

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

                                (I.R.S. Employer
                             Identification Number)
               12116 Jekel Circle, Suite 102, Austin, Texas 78727

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


         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report on Form 10-K or any amendment to this Report on Form 10-K.
                                           ------

         The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of January 17, 2003, (based upon the last reported price of $.55 per share) was approximately $1,584,467 on such date.


         The number of shares of the issuer's Common Stock, par value $.01 per share, outstanding as of January 17, 2003 was 4,329,727, of which 2,880,849 shares were held by non-affiliates.


         Documents Incorporated by Reference: Portions of Registrant's Proxy Statement relating to the 2003 Annual Meeting of Shareholders, have been incorporated by reference herein (Part III).

                  TRAVIS BOATS & MOTORS, INC. AND SUBSIDIARIES

                               REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----

RISK FACTORS......................................................................................................1


PART I ...........................................................................................................7

   Item 1.  Business  ............................................................................................7

   Item 2.  Properties ..........................................................................................18

   Item 3.  Legal Proceedings ...................................................................................19

   Item 4.  Submission of Matters to a Vote of Security Holders .................................................19

PART II   .......................................................................................................19

   Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters ................................19

   Item 6.  Selected Financial Data .............................................................................20

   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations ...............21

   Item 7A  Quantitative and Qualitative Disclosures About Market Risk ..........................................35

   Item 8.  Financial Statements ................................................................................36

   Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ................36

PART III  .......................................................................................................36

   Item 10.  Directors and Executive Officers ...................................................................36

   Item 11.  Executive Compensation .............................................................................36

   Item 12.  Security Ownership of Certain Beneficial Owners and Management .....................................36

   Item 13.  Certain Relationships and Related Transactions .....................................................36

PART IV  ........................................................................................................36

   Item 14.  Controls and Procedures.............................................................................36

   Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ....................................37

             Consolidated Financial Statements .................................................................F-1
             Report of Independent Auditors  ...................................................................F-2
             Consolidated Balance Sheets  ......................................................................F-3
             Consolidated Statements of Operations  ............................................................F-5
             Consolidated Statements of Stockholders' Equity  ..................................................F-6
             Consolidated Statements of Cash Flows  ............................................................F-7
             Notes to Consolidated Financial Statements ........................................................F-8


                                  Risk Factors

         Some of the information in this Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate", and "continue" or similar words. You should read statements that contain these words carefully because they (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other "forward-looking" information. We believe it is important to communicate our expectations to people that may be interested. However, unexpected events may arise in the future that we are not able to predict or control. The risk factors that we describe in this section, as well as any other cautionary language in this Report on Form 10-K, give examples of the types of uncertainties that may cause our actual performance to differ materially from the expectations we describe in our forward-looking statements. You should know that if the events described in this section and elsewhere in this Report on Form 10-K occur, they could have a material adverse effect on our business, operating results and financial condition.

     Execution of Restructure Plans. The Company anticipates that it will require additional working capital or financing to fund operations for certain periods during at least the first two quarters of its fiscal 2003 year. We believe that our anticipated cash needs exceed amounts otherwise available under current inventory borrowing agreements, our cash balances and under the recent agreements relative to the Note (as defined herein). (See Risk Factors -
"Operating Losses and Reduced Financing have Jeopardized our Cash Flow") This projected cash flow shortfall is influenced in part by our seasonal trends, which include historically low sales levels during the October through December periods. Also, the seasonal lull normally experienced at the end of a calendar year was compounded at the end of 2002 by continued economic uncertainty, weak industry sales trends, and certain revised borrowing terms on our inventory borrowing agreements which have had the effect of reducing our cash balances and borrowing availability.

         In recognition of this issue, we have (i) negotiated interim financing as discussed below, (ii) developed management plans to significantly reduce expense levels, (iii) entered into various agreements with a major shareholder as discussed below, and (iv) formed a special Operating Committee of our Board of Directors as discussed below. The Operating Committee will have authority to oversee the overall financial operations of the Company (including all store level and management operating expenses, employee headcount, inventory reduction measures and other relevant expenses or initiatives) and to review weekly cash flows.

         We took these actions to create a plan to (i) stop, or in the alternative, materially reduce the operating losses experienced during the past two fiscal years, and (ii) to allow the Company to work towards building cash reserves during the 2003 fiscal year that will potentially be sufficient to alleviate, or alternatively reduce, similar off-season working capital shortages. Key components of this plan include interaction with management, the Operating Committee, our lenders and our key vendors to reach plans that provide for a collaborative effort to reach attainable ratio levels in our debt agreements and to enhance cash flow. We plan to enhance cash flow by, among other initiatives, carefully reducing (i) variable expenses, including those expenses related to payroll and benefits; (ii) reviewing additional store locations for closure that are not expected to contribute to cash flows or are in markets that can reasonably be served by other nearby Travis Boating Center locations and (iii) improve sales management to speed the pace of reductions in both new and used aged inventories which have historically tied up our cash flow as a result of our inability to borrow funds against those products.

         The restructure plans, along with detailed plans for our ongoing borrowing needs, are to be approved by our Operating Committee and submitted to our various lenders prior to April 30, 2003. Accordingly, the restructure plan is an integral component in improving our cash flows and in negotiating new borrowing agreements, however there is no assurance that our plans will succeed, or in the event that they do succeed, that they will be sufficient to offset our net losses, improve our cash flow or provide a basis for the continuation of our financing. (See Risk Factors - "Operating Losses and Reduced Financing have Jeopardized our Cash Flow").

         Operating Losses and Reduced Financing have Jeopardized our Cash Flow. As a part of our search for additional financing to reduce our anticipated shortfalls in cash flow prior to the impact of positive cash flows historically beginning in March of each selling season, we entered into a short term financing agreement (the "Note") with TMRC, L.L.P ("TMRC" or "Tracker") and our current senior inventory finance lenders to provide our Company with up to an additional $1.5 million in financing through April 30, 2003. The initial advance under the Note was $600,000. A second advance of $645,000 was requested and received on January 16, 2003, but there is no guarantee of any additional funding since the financing pursuant to the Note is subject to discontinuance at any time by any of the lenders. Each of the lenders under the Note has the sole discretion regarding any future advancement of additional funds under the Note. Further, there is no guarantee that our cash requirements will not exceed the amount which otherwise could be borrowed under the Note. As security for the Note, we have pledged our federal income tax returns towards the repayment of any amounts outstanding under the Note. (See Risk Factors - "Financing Arrangements" and "Income Tax Refunds Pledged as Security").

         As a condition to the Note, we reached an agreement with our senior inventory finance lenders to amend our inventory borrowing agreements to (i) waive various current defaults, (ii) modify certain covenants and terms, and
(iii) to extend the maturity date under those agreements from the original expiration date of January 31, 2003 to a new expiration date of April 30, 2003, unless otherwise terminated earlier in accordance with the terms of the agreements. Due to the Company's need for ongoing inventory financing to support working capital and operations, we will continue to work towards a long-term extension of the inventory borrowing agreements beyond the maturity date of April 30, 2003. However, there is no assurance that negotiations with our senior inventory finance lenders will result in an extension of the current inventory borrowing agreements or in new financing arrangements. There is also no assurance that these or alternative inventory borrowing agreements will be available to the Company or that such financing, if available, will be in amounts or have terms and conditions sufficient to provide necessary working capital to the Company. (See Risk factors - "Execution of Restructure Plan"). Failure by the Company to reach an agreement with its senior inventory finance lenders to extend the inventory borrowing agreements could have the effect of requiring the Company to (i) seek additional capital; (ii) only purchase inventory from manufacturers willing to execute repurchase agreements with our lenders; (iii) reduce our inventory purchase commitments to a level consistent with financial accommodations available to us, (iv) sell or liquidate additional assets to raise cash balances, or (v) secure alternative financing. Our failure or inability to renew or complete alternative financing arrangements with terms and conditions at least as favorable as currently in place for the Company could jeopardize our financial stability and force us to further restructure our operations, or possibly to suspend operations until a plan of alternative financing is achieved. Accordingly, the lack of sufficient financing or suspension of our operations could result in our inability to continue as a going concern or result in our seeking bankruptcy protection while we further restructure our operations. (See Note 14 - "Subsequent Events" in the consolidated audited financial statements of the Company and notes thereto included elsewhere in this Report on Form 10-K).

         We are Out of Compliance on Certain Loan Agreements and Have Been Out of Compliance on Others. We have completed the last two fiscal years with net losses. As a result of these net losses, we have been out of compliance, at various times, on certain loan agreement requirements of our inventory borrowing agreements and real estate loans. These have occurred because we did not have the amount of net earnings or cash flow required under our loan agreements. We have negotiated short term waivers discussed above on terms of our inventory borrowing agreements; however we are also currently not in compliance with financial covenants of a loan agreement on certain real estate loans with Hibernia National Bank ("Hibernia") requiring (i) minimum cash flow and (ii) minimum tangible net worth.

         Our inability to continue to (i) negotiate waivers, (ii) to restructure these loans, or (iii) operate without being in compliance would result in a significant and severe financial impact on our business, operating results and financial condition. It would also result in a concurrent default on our inventory borrowing agreements. Accordingly, the Company is seeking to (i) refinance these loans with other lenders based upon the favorable loan amount (approximately $7.0 million as of September 30, 2002) to appraised valuation (approximately $12.3 million as of September 30, 2002) based on the lender's third party appraisals of the real estate securing the loan; (ii) sell the real estate in a sale/leaseback transaction, or (iii) sell the real estate and relocate the effected store locations to alternative leased locations. There is no guarantee that the Company will be able to renegotiate these loans, to refinance the loans or to sell the real estate, and, even if the Company is successful, that the terms of any re-negotiation, refinance or sale will be acceptable to the Company or result in proceeds sufficient to repay the indebtedness. This could jeopardize our financial stability and force us to further restructure our operations, or possibly to suspend operations until a plan of alternative financing is achieved. Such an action could result in our

Company being unable to continue as a going concern. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"; and Note 1 - "Basis of Presentation" and Note 14 - "Subsequent Events" in the consolidated audited financial statements of the Company and notes thereto included elsewhere in this Report on Form 10-K).

         Change of Control. As of January 7, 2003, as a result of a series of agreements (the "Agreements") with our senior inventory finance lenders (the "Senior Lenders") and Tracker, Tracker has assumed effective control of the Company. The Agreements give Tracker the right to designate four of the seven members of the Board of Directors of the Company, the right to acquire shares from certain insiders of the Company, voting control of a majority of the voting power of the outstanding securities of the Company through a voting trust, and, together with the Senior Lenders, provide short-term advance-type financing to address the current operating needs of the Company. (See Risk Factors - "Operating Losses and Reduced Financing have Jeopardized our Cash Flow".)

         Under the terms of the Agreements, Tracker now has the right to designate four of seven members of the Company's Board of Directors. Tracker currently has two representatives on the Board of Directors pursuant to Tracker's ownership of 80,000 shares of the Company's Series A Preferred Stock, and has not yet designated two additional representatives. The Agreements also call for the formation of a three-member Operating Committee of the Company's Board, to be made up of a majority of members designated by Tracker. The initial members of the Operating Committee, as designated by Tracker, are Kenneth N. Burroughs, Richard Birnbaum, and Robert Ring (each of whom is a current director of our Company). The Operating Committee will have authority to oversee the overall financial operations of the Company (including all store level and management operating expenses, employee headcount, inventory reduction measures and other relevant expenses or initiatives) and to review weekly cash flows to determine whether additional borrowings are necessary under the Note. The composition of a majority of the Board of Directors and the entire Operating Committee, effective as of January 7, 2003, is to be determined by Tracker. There is no assurance that Tracker will continue to make management decisions similar to the current Board of Directors, nor is there any assurance that it will direct the Operating Committee to request additional funding for the Company. A decision by the Operating Committee not to request additional funding, lender refusal to grant requests that are submitted or our inability to increase the amount of financing to cover unanticipated or additional cash shortfalls could result in financial instability for the Company. This financial instability could result in our Company being unable to continue as a going concern.

         Prior to the Agreements, pursuant to its holding 80,000 shares of Series A Preferred Stock, Tracker beneficially owned approximately 43% or 3,252,825 shares of the Company's common stock on a fully-diluted, as-converted basis. As a result of the Agreements, Tracker now has voting control of approximately 53% or 4,082,534 shares on a fully-diluted, as-converted basis. This voting control was obtained through a proxy granted by an insider covering 202,643 shares of common stock and through the creation of a newly-formed voting trust, to be controlled by a trustee designated by Tracker (the "Voting Trust"). Deposited in the Voting Trust are all of the securities held by Tracker and insider shareholders Robert Siddons (director), owner of 292,866 shares, and Mark Walton (President and Chairman), owner of 334,200 shares. The term of the Voting Trust is five years, but is subject to earlier termination if Tracker otherwise becomes the holder of 55% or more of the common stock of our Company on a fully-diluted, as-converted basis. The existence or expiration of the Voting Trust does not restrict Tracker's ability to acquire additional shares of the Company from third parties nor of the insiders to sell such shares subject to terms of the Voting Trust. This change in the voting control of our Company could result in changes in (i) the management, operations or direction of our Company, (ii) the type of inventory products stocked or the presentation of the product, or (iii) numerous other aspects of our operation or Travis Edition product line. Such changes could produce financial instability in our Company. This financial instability could result in our Company being unable to continue as a going concern.

         In order to ensure that Tracker maintains its voting control position, each Company insider who purchased Convertible Notes from our Company in the aggregate amount of $1,300,000 on or about December 14, 2001 (at a conversion price of $2.4594 per share of common stock) also has agreed not to convert such notes at any time prior to November 15, 2004, and that any shares that may be acquired upon conversion after such date shall be deposited into and governed by the Voting Trust. Further, various insiders of our Company cancelled stock options covering, in the aggregate, 237,198 shares of the Company's common stock.

         Tracker has also acquired, for a period of 90 days, the right to purchase Voting Trust certificates (representing certain of the shares deposited into the Voting Trust) at a purchase price of $1.20 per share from Messrs. Walton and Siddons. During this option period, Tracker has the right to purchase the lesser of (a) the number of shares (pro rata among Messrs. Walton and Siddons) required to give Tracker effective control of 51% or more of the common stock of the Company on a fully-diluted, as if converted, basis, or (b) 30% of Messrs. Walton's and Siddons' respective holdings of our common stock. (See Note 14 - "Subsequent Events" in the consolidated audited financial statements of the Company and notes thereto included elsewhere in this Report on Form 10-K).

         Financing Arrangements. Under the terms of the Agreements, Travis secured from Tracker and its Senior Lenders an aggregate amount of $1,245,000 as advances under the Note described above in Risk Factors - "Operating Losses and Reduced Financing have Jeopardized our Cash Flow." Total potential availability under the Note is $1.5 million, and the Note was based upon advancing the Company a portion of the refund amount expected to be received pursuant to the filing of its calendar year 2002 federal tax return. The Note matures concurrently with our inventory borrowing agreements on April 30, 2003. There is no assurance that the Company will receive additional financing under the Note, nor is there any assurance that the Senior Lenders will extend the current inventory borrowing agreements beyond the maturity date of April 30, 2003.

         The Note will be administered by the newly-formed Operating Committee of the Company's Board of Directors (described above, and controlled by Tracker). This Committee will have the authority to request additional funds, pursuant to the Note, from the lenders. Upon a request for funding, Tracker and the Senior Lenders may, in their individual sole and absolute discretion, advance the additional funds requested. There is no assurance that the Operating Committee will request additional funds, or that Tracker or the Senior Lenders will agree to advance the additional funds requested. A failure by the Operating Committee to request funds, or by Tracker or the Senior Lenders to advance additional funds, could have the effect of jeopardizing the Company's financial stability. This financial instability could result in our Company being unable to continue as a going concern.

         The Company believes that it will be able to repay any outstanding balance remaining under the Note with the amounts expected to be received from its 2002 federal tax return. Failure to achieve additional financing from other sources, failure to negotiate the extension of its inventory borrowing agreements, or the receipt of funds from the Company's 2002 federal tax return
(i) after the Note's maturity date of April 30, 2003 or (ii) in an amount insufficient to pay the balance of the Note could result in the default on the Note and of our inventory borrowing agreements. This default may result in the demand for immediate or accelerated payment in full of all debts, which could cause financial instability in our Company. This financial instability could result in our Company being unable to continue as a going concern.

         Income Tax Refunds Pledged as Security. Borrowings under the Note are secured by all of the Company's claims to any monies currently due or to become due to the Company from the federal government arising from any application for an income tax refund for the 2002 calendar or any tax year. Consequently, any refund(s) received by the Company must be applied against any amounts outstanding under the Note. Based upon the Company's tax estimates, it believes that a refund of approximately $1.8 million will be received during the second calendar quarter of 2003. There is no guarantee that the amount of the tax refund received by the Company will be sufficient to pay off the balance of the Note. Receipt of substantially less than the expected amount could have the effect of jeopardizing the Company's financial stability. This financial instability could result in our Company being unable to continue as a going concern.

         Our Income Tax Refunds Could Become Limited. We have received, and for the calendar year 2002 tax return expect to receive, income tax refunds because of our net losses. However, we are only eligible to receive refunds up to the amounts of taxes we have paid during certain prior years. Because of our significant net losses during the years 2002 and 2001, once we file our annual 2002 federal income tax return we will no longer be able to claim refunds since we may exhaust the federal income taxes we paid in prior years (we have a tax year end of December 31). Also, under current federal income tax law we are limited to two years of carryback of any net operating losses incurred after our 2002 tax year and there were no federal income taxes paid, or expected to be paid, during this two year carryback period. Consequently, if we have net operating losses for the year ended December 31, 2003 or thereafter, our refund claims may exceed the amount of income taxes we have paid in during the prior period available for the carry-back of taxes and our tax refund could be reduced in part or in full. Since we rely on the tax refunds for operating cash flow, our inability to continue to receive tax refunds could have a material adverse effect on our business, financial condition and results of operations and prospects resulting in financial instability and our inability to continue as a going concern. (See Risk Factors - "Income Tax Refunds Pledged as Security" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."; and Note 1 - "Basis of Presentation" in the consolidated audited financial statements of the Company and notes thereto included elsewhere in this Report on Form 10-K).

         Our Auditors Have Audited our Financial Statements and Express Doubt as to our Ability to Continue to Operate as a Going Concern. Our financial statements are audited by the accounting firm, Ernst & Young LLP. Ernst & Young LLP has included a "going concern" explanatory paragraph in its opinion on our financial statements for the fiscal year ended September 30, 2002, which cites uncertainty as to our Company's ability to continue to operate as a going concern without additional capital or the successful refinancing of our indebtedness, is the result of our Company's operating losses; inventory borrowing agreements expiring in April 2003 and our non-compliance with certain covenants of loan agreements. Since our current and prospective lenders, certain investors and vendors rely on our audited financial statements, our inability to continue to borrow money at terms and conditions as currently available to us or, in the alternative, to refinance our loans at as favorable terms and conditions, could have a material adverse effect on our business, financial condition and results of operations and prospects. This financial instability could result in our Company being unable to continue as a going concern. (See Risk Factors - "Our Substantial Indebtedness Could Restrict Our Operations and Make Us More Vulnerable to Adverse Economic Conditions" , "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 1 - "Basis of Presentation" in the consolidated audited financial statements of the Company and notes thereto included elsewhere in this Report on Form 10-K).

         We Must Comply With Listing Requirements for the NASDAQ Stock Market. We transferred our common stock to the Nasdaq Small Cap Market effective as of October 25, 2002. We requested the transfer because our Company did not comply with all of the requirements for trading on the Nasdaq National Market. We believe that the closing price of $.55 per share for our common stock on January 17, 2003 is below the compliance standard of the minimum $1.00 bid price required by the Nasdaq Small Cap Market. Our continued inability to maintain the required share price range or other requirements for trading on the Nasdaq Small Cap Market could result in our common stock being delisted and not eligible for trading on the Nasdaq Stock Market. Since we rely on the Nasdaq Stock Market to offer trading of our common stock, our inability to continue on the Nasdaq Stock Market could have a material adverse effect on our business, financial condition, the price of our common stock and the ability of investors to purchase or sell our common stock. (See Risk Factors - "Our Stock Price May be Volatile").

         General Economic Conditions in the United States and in the Areas Where We Have Stores Affect Our Sales. Our industry, like many other retail industries, depends on the local, regional and national economy. High interest rates, high fuel prices, unfavorable economic developments, volatility or declines in the stock market or consumer confidence levels, fears over terrorism or possible military deployments, changes to the tax law such as the imposition of a luxury tax or (with respect to a specific region) a major employer's decision to reduce its workforce can all significantly decrease the amount of money consumers are willing to spend on discretionary activities. When these situations arise, consumers often decide not to purchase relatively expensive, "luxury" items like recreational boats. For example, our Company's sales levels declined and our Company recorded significant net losses during both the 2002 and 2001 fiscal years due, in part, to the United States experiencing weak economic conditions (such as rising unemployment levels, reduced consumer confidence and volatile stock markets). From 1988 to 1990, our business also suffered dramatically because of the declines in the financial, oil and gas and real estate markets in Texas. If the current economic downturn continues or if similar downturns in the national or in local economies arise in the future, we may suffer significant additional operating losses. (See Note 1 - "Basis of Presentation" in the consolidated audited financial statements of the Company and notes thereto included elsewhere in this Report on Form 10-K).

         Changes in federal and state tax laws, such as the imposition of luxury or excise taxes on new boat purchases also could influence consumers' decisions to purchase products we sell and could have a negative effect on our sales. For example, during 1991 and 1992 the federal government imposed a luxury tax on new recreational boats with sales prices in excess of $100,000. This luxury tax coincided with a sharp decline in boating industry sales during the 1991 and 1992 periods. Any of these experiences would likely result in a material adverse effect on our business, our operating results and our financial condition. This financial instability could result in our Company being unable to continue as a going concern.

         We Depend on Strong Sales in the First Half of the Year. Our business, and the recreational boating industry in general, is very seasonal. Our strongest sales period has historically begun in January, because many boat and recreation shows are held in that month. In the past, strong sales demand has continued from January through the summer months. Of our average annual net sales over the last three fiscal years, over 27% occurred in the quarter ending March 31 and over 37% occurred in the quarter ending June 30. With the exception of our store locations in Florida, our sales are generally significantly lower in the quarter ending December 31. Because the overall sales levels (in most stores) in the December quarter are much less than in the months with warmer weather, we generally have a substantial operating loss in the quarter ending December 31. Because of the historical difference in sales levels in the warm spring and summer months, versus the cold fall and winter months, if our sales in the months of January through June are weak as a result of lackluster consumer demand, timing of boat shows, bad weather or lack of inventory we will likely suffer significant operating losses. This experience would likely result in a material adverse effect on our business, our operating results and our financial condition. (See Risk Factors - "Our Sales Depend on Good Weather" and "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

         Our Sales Depend on Good Weather. Our business also depends on favorable weather conditions. For example, too much or too little rain, either of which may result in dangerous or inconvenient boating conditions, can force lakes, rivers or other boating areas to close for safety issues and severely limit our sales. A long winter can also shorten our selling season. Hurricanes and other storms could result in the disruption of our operations or result in damage to our inventories and facilities. Bad weather conditions in the future may decrease customer demand for our boats, which may decrease our sales and could significantly lower the trading price of our common stock.

         Our Insurance May Not Reimburse Us for Certain Damage or Disasters. We purchase insurance for storm damage and other risk events, but (i) the amount of insurance purchased, and (ii) the coverage we purchase or are eligible to purchase, may not repay us for all weather related damages or disruptions to our sales levels or store operations. Also, deductible levels available to us may result in large out of pocket expenses prior to us obtaining any available insurance coverages. Our store locations in FEMA Flood Zones do not have insurance coverage on inventory damages resulting from floods or rising water since FEMA policies do not provide coverage for inventory that is stored or located outdoors. Consequently, we must relocate inventory from these locations in the event of hurricanes or other storms. In the event that we are not able to secure adequate insurance coverage or if we suffer losses that are not covered by our insurance policies it may lead to a material adverse effect on our business, our operating results and our financial condition.

         We have not opened New Stores Recently and Much of our Past Growth has been the result of Acquiring and Opening New Stores. We have grown primarily through the acquisition of recreational boat dealerships. We began with one store in Texas in 1979 and, from that date through March 2000 we opened or acquired new stores in Alabama, Arkansas, Florida, Georgia, Louisiana,
Mississippi, Oklahoma, Tennessee and Texas. However, we have not opened or acquired any new store locations since March 2000. (See Risk Factors - "We Have Reduced our Store Count by Closing Store Locations".)

         Our comparable store sales (which are sales in stores that are open in the same location for at least two consecutive years) decreased by 11.6% and 6.1% in fiscal 2001 and 2002, respectively. We expect our comparable store sales to continue to fluctuate from the unstable market conditions which impacted the United States and the marine industry during our 2002 fiscal year. (See Risk Factors - "General Economic Conditions in the United States and in the Areas Where We Have Stores Affect Our Sales.")

         Our borrowing and certain other agreements require us to receive approvals prior to opening or acquiring new store locations. Therefore, we may only make acquisitions depending upon, among other things, our financial strength at the time of a proposed acquisition and our ability to finance these transactions within the terms of our borrowing agreements. In the event that we complete acquisitions or open new store locations, our success will depend on our financial strength, our ability to hire and retain qualified employees and our ability to identify markets in which we can successfully sell our products. Our success will also depend on our ability to liquidate the acquired store's remaining inventory, to convert the store facility to a Travis Boating Center superstore and to attract new customers to the store after the conversion. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.")

         Besides acquiring existing stores and converting them into Travis Boating Centers, we may build new stores in cities or towns that do not have other boat retailers that we can purchase or would like to purchase. Our success in building and operating new facilities will depend on whether we obtain reliable information about each potential market, such as how many and what type of boats have previously been sold in the market. We must then be certain that the prices of our boats are competitive with other boat dealers that sell boats in the market so that we can sell enough boats to operate our store profitably. We cannot promise or be certain we when will open or close new stores. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.")

         We Have Reduced our Store Count by Closing Store Locations. We have closed three store locations in fiscal 2002 and two store locations in fiscal 2001 because the store locations had low sales volumes and were not profitable to operate. We may close additional store locations that are not profitable,
(ii) that are not able to reach our desired level of sales or profits, or (iii) to reduce our cash expenditures. Inventory from closed store locations is transferred to other nearby stores that we operate. The expenses of transferring and disposing of the inventory and other assets from closed store locations is an additional expense to us and may lead to a material adverse effect on our business, our operating results and our financial condition.

         Our Substantial Indebtedness Could Restrict Our Operations and Make Us More Vulnerable to Adverse Economic Conditions. We have had and will continue to have a significant amount of indebtedness. Our general working capital needs and borrowing agreement covenants (such as maximum debt/worth ratios and minimum net worth levels) may require us to secure significant additional capital. Any borrowings to finance future working capital requirements, capital expenditures or acquisitions could make us more vulnerable to a sustained downturn in our operating results, a sustained downturn in economic conditions or increases in interest rates on portions of our debt that have variable interest rates.

         Our ability to make payments on our indebtedness depends on our ability to generate cash flow in the future. If our cash flow from operations is insufficient to meet our debt service or working capital requirements, we could be required to sell additional equity or debt securities, refinance our obligations or dispose of assets in order to meet our debt service requirements. Adequate financing may not be available if and when we need it or may not be available on terms acceptable to us. Our failure to achieve required financial and other covenants in our borrowing agreements or to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our business, financial condition and results of operations and prospects. Also, our inventory borrowing agreements expire in April of 2003. The inability of our Company to renew these agreements or to secure alternative financing with similar terms would have a material adverse effect on our business, financial condition and results of operations and prospects. This financial instability could result in our Company being unable to continue as a going concern. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 1 - "Basis of Presentation" and Note 14 - "Subsequent Events" in the consolidated audited financial statements of the Company and notes thereto included elsewhere in this Report on Form 10-K).

         We May Issue Securities That Will Dilute Our Current Shareholders and Impact our Earnings Per Share. On December 14, 2001, we entered into Subordinated Convertible loan transactions totaling $4.3 million. The loans are unsecured with a term of 36 months and accrue interest at 10.75%, fixed. The principal and interest amounts payable on the loans is subordinated, in most circumstances, to our borrowing agreements with certain of our lenders. The loans may be repaid by the Company, and if we do not redeem the loans, they can be converted by the holders into shares of our common stock, subject to the terms of the Voting Trust, at a conversion price of approximately $2.46 per share. (See Risk Factors - "Change of Control.")

         On March 13, 2002, we entered into an agreement whereby Tracker purchased 80,000 shares of newly created 6% Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") in the Company. The issue price of the Preferred Stock was $100 per share. Each share can be converted into our common stock at a conversion price of approximately $2.46 per share. Tracker paid us $8.0 million in the aggregate to purchase 80,000 shares of the Preferred Stock. We used $5.0 million for general working capital purposes and we used $3.0 million to prepay portions of the subordinated convertible loans as required by Tracker. If we raise additional equity capital or finance future working capital requirements, in whole or in part, through the issuance of additional common stock or debt instruments convertible into our common stock, our existing shareholders would experience dilution and our earnings per share would also be impacted by the issuance of additional shares of capital stock. Also, certain provisions in our (i) Preferred Stock agreements and (ii) Subordinated Convertible loans require us to issue additional shares or reduce the conversion price of the shares to be issued in the event that we offer shares in another transaction at a lower price or with more favorable terms. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -
Liquidity and Capital Resources" and "Subsequent Events" in the consolidated audited financial statements of the Company and notes thereto included elsewhere in this Report on Form 10-K).

         If We Issue More Stock, Our Stock Price May Decline. The sale of a large number of shares of our common stock in the public market could have a material adverse effect on the market price of our common stock. As of January 17, 2003, we own or control, together with our officers and directors, approximately 862,778 shares, or approximately 20%, of our issued and outstanding common stock.

         As of January 17, 2003, Tracker owns or controls approximately 80,000 shares of our Series A preferred Stock and controls the voting rights to approximately an additional 829,708 shares of common stock. The shares of Preferred Stock owned by Tracker may be converted into 3,252,826 shares of our common stock. In this event, Tracker would have voting control over approximately 53% of our issued and outstanding common shares (excluding the effect of options outstanding or other contingently issuable shares).

         The sale of a large portion of these shares may decrease the price of our common stock. (See Risk Factors - "We May Issue Additional Securities That Will Dilute Our Current Shareholders and Impact our Earnings Per Share" and "Change of Control").

         Our Suppliers Could Increase the Prices They Charge Us or Could Decide Not Sell to Us. We have entered into dealer agreements with our key manufacturers. Most of these agreements are renewable each year, are non-exclusive and contain other conditions that are standard in the industry. Because of our relationship with these manufacturers and the significant amount of product we purchase, we receive volume price discounts and other favorable terms; however, the manufacturers may change the prices they charge us for any reason at any time or could decide not to sell their products to us. Also, since we have closed store locations and have experienced declines in sales we have purchased less inventory from most suppliers. This may result in price increases, reduced availability of product or reductions in volume discounts. A change in manufacturer's prices, their decisions not to sell to us or changes in industry regulations could have a material adverse effect on our business, financial conditions and results of operations. (See Risk Factors - "We Have Reduced our Store Count by Closing Store Locations and Risk Factors - We Rely on a Few Manufacturers for Almost All of our Boat Purchases.)

         We Rely on a Few Manufacturers for Almost All of our Boat Purchases. Our success depends to a significant extent on the continued quality and popularity of the products we sell. We also buy much of our boat inventory from Genmar Industries, Inc., or "Genmar". For example, in fiscal year 2001 we purchased 41.6%, and in fiscal year 2002 we purchased 35.6% of our total inventory from Genmar. The purchases of boats from this supplier are based on the volume price discounts and other terms of various, primarily annual, agreements. In addition, we purchase a large percentage of the annual production of several other boat manufacturers.

         If our sales increase, our key manufacturers may need to increase their production or we may need to locate other sources to purchase boats or other products we sell. If our suppliers are unable to produce more inventory, decide not to renew their contracts with us or decide to stop production and we cannot find alternative inventory suppliers at similar quality and prices, we would experience inventory shortfalls which, if severe enough, could cause significant disruptions and delays in our sales and, therefore, harm our financial condition. In addition the timing, structure, and amount of manufacturer sales incentives could impact the timing and profitability of our sales.

         We have Inventory from Defunct Manufacturers and Discontinued Inventory. Several of the manufacturers represented by our Company have gone out of business, have discontinued operations or have had their products discontinued from being represented by our Company. Inventory remaining in stock from these manufacturers is subject to risk for lack of customer demand, unavailability of a manufacturer warranty and other limiting factors potentially diminishing its market value. Inventories are carried at the lower of cost or market. Cost for boats, motors and trailers is determined using the specific identification method. If the carrying amount of our inventory exceeds its fair value, we write down our inventory to its fair value. We utilize our historical experience and current sales trends as the basis for valuing our inventory.
Changes in market conditions, lower than expected customer demand, closing of additional store locations and changing technology or features could result in additional obsolete inventory that is unsaleable or only saleable at reduced prices, which could require additional inventory reserve provisions.

         Such events and market conditions include but are not limited to the following: 1) deteriorating financial condition of the manufacturer resulting in discontinuance and lack of manufacturer's warranty for certain boats, motors or other products, 2) introduction of new models or product lines by manufacturers resulting in less demand for previous models or product lines, 3) Company initiatives to promote unit sales and reduce inventory levels for new and/or used inventory by reducing sales prices, and 4) Competing boat retailers in various markets in which the Company operates may offer sales incentives such as price reductions.

         Our Success Will Depend on How Well We Manage Our Inventory and Product Growth. We have substantially reduced our inventory levels. We have developed consolidated purchase orders and a business plan for inventory that we call our Master Business Plan. These procedures were designed to closely regulate and coordinate our inventory levels, increase inventory turns and improve our liquidity. Although we believe that our systems, procedures and controls are adequate to continue to support this process, we cannot assure that this is the case. Our inability to manage our inventory would result in a significant and severe financial impact on our business, operating results and financial condition.

         As a result of the Change of Control effective January 7, 2003, outlined above, Tracker has assumed effective control of the Company. This change in the control of our Company could result in changes (i) in the management style or direction of our Company, (ii) the type of inventory products stocked or the presentation of the product, or (iii) numerous other aspects of our operation or Travis Edition product line. Such changes could produce financial instability in our Company.

         If Our Products are Defective, We Could be Sued. Because we sell, service and custom package boats, motors and other boating equipment, we may be exposed to lawsuits for personal injury and property damage if any of our products are defective, cause personal injuries or result in property damage. Manufacturers that we purchase products from generally maintain product and general liability insurance and we carry third party product liability insurance. We have avoided any significant liability for these risks in the past. However, if a situation arises in which a claim is not covered under our insurance policy or is covered under our policy but exceeds the policy limits, it could have a significant and material adverse effect on our business, operating results and financial condition. (see Risk Factors - "We have Inventory from Defunct Manufacturers and Discontinued Inventory".)

         Certain Laws and Contracts May Keep Us From Entering New Markets or Selling New Products. We may be required to obtain the permission of manufacturers to sell their product before we enter new markets or before we sell new or competitive products in our existing markets. If our manufacturers do not give us permission to sell their products in markets where we operate or plan to operate, we may be forced to find alternative supply sources or to abandon our plan. Besides these manufacturers' restrictions, there are also legal restrictions on our business. For example, the state of Oklahoma has adopted laws that restrict the locations of competing boat dealers. While these types of laws are not common, they could have a significant effect on our industry if other states pass similar restrictions.

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

         Within our industry, our competitors include many single location boat dealers and several large dealer groups. We compete based on the quality of available products, the price and value of the products we sell and our customer service. To a lesser extent, we also compete with national specialty marine stores, catalog retailers, sporting good stores and mass merchants, especially with respect to parts and accessories. We face significant competition in the markets where we currently operate and the areas surrounding those markets. We believe that the trend in the boating industry is for manufacturers to include more features as standard equipment on boats, to offer greater rebates or subsidies and for other dealers to offer packages comparable to our Travis Edition boat packages. Some of our competitors, especially those that sell yachts or boating accessories, are large national or regional chains that may have substantially greater financial, marketing and other resources than we do. We cannot give any assurances that we will be able to effectively compete in the retail boating industry in the future.

         Much Of Our Income Is from Financing, Insurance and Extended Service Contracts, Which Is Dependent On Third Party Lenders and Insurance Companies. We receive a substantial amount of our income from the fees we receive from banks, other lending companies, insurance companies and vendors providing extended service contracts. We call this type of income Finance and Insurance income, or F&I income. If our customers desire to borrow money to finance the purchase of their boat, we help the customers obtain the financing by referring them to certain banks that have offered to provide financing for boat purchases. The lender pays a fee to our company for each loan that they are able to provide as a result of our customer referral.

         When we sell boats we also offer our customers the opportunity to purchase (i) a Service Contract that generally provides up to four years of additional warranty coverage on their boat's motor after the manufacturer's original warranty expires, and (ii) various types of insurance policies that will provide money to pay a customer's boat loan if the customer dies or is physically disabled. We sell these products as a broker for unrelated companies that specialize in these types of issues, and we are paid a fee for each product that we sell. Since we only broker these products on behalf of unrelated third parties, our responsibility and financial risk for paying claims or expenses that are eligible to be insured by these Service Contracts or other insurance policies is limited.

         F&I income was 2.9% and 3.3% of our net sales in fiscal years 2002 and 2001, respectively. This arrangement carries several potential risks. For example, the lenders we arrange financing through may decide to lend to our customers directly rather than to work through us. If the customer goes directly to the bank to apply for a loan to purchase their boat we would not receive a fee for referral. Second, the lenders we currently refer customers to may change the amount of fees paid or the criteria they use to make loan decisions, which could reduce the number of customers that we can refer. Also, our customers may use the Internet or other electronic methods to find financing alternatives. If either of these events occur, we would lose a significant portion of our income and profit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Our Management Team or Direction of Operations may Change. As a result of the Change of Control effective January 7, 2003, outlined above, Tracker has assumed effective control of the Company. There is no assurance that Tracker will retain the current management or officers of the Company. A change in the management or officers of our Company could result in changes (i) in the management style or direction of our Company, (ii) the type of inventory products stocked or the presentation of the product, or (iii) numerous other aspects of our operation or Travis Edition product line. Such changes could produce financial instability in our Company. This financial instability could result in our Company being unable to continue as a going concern. (See Risk Factors - "Change of Control").

         We have purchased and are the beneficiary of key-man life insurance policies on our President, Mr. Walton, and our Chief Financial Officer, Mr. Perrine in the amount of $1,000,000, each, and on our Executive Vice President, Mr. Spradling in the amount of $500,000. However, if any of these employees or other key employees died, became disabled or left Travis Boats for other reasons and were not replaced with individuals of similar or greater experience levels, their loss could have a significant negative effect on our operations and our financial performance.

         Our Stock Price May be Volatile. The price of our common stock may be highly volatile for several reasons. First, a limited number of shares of our stock are owned by the public. This may effect trading patterns which generally occur when a greater number of shares are traded. Second, the quarterly variations in our operating results, as discussed previously, may result in the increase or decrease of our stock price. Third, independent parties may release information regarding pending legislation, analysts' estimates or general economic or market conditions that effect the price of our stock. Also, our stock price may be effected by the demand and the overall market performance of small capitalization stocks. Any of these situations may have a significant effect on the price of our common stock or our ability to raise additional equity. (See Risk Factors - "If We Issue More Stock, Our Stock Price May Decline."; Risk Factors - "We May Issue Securities That Will Dilute Our Current Shareholders and Impact our Earnings Per Share."; Risk Factors - "We Must Comply With Listing Requirements for the NASDAQ Stock Market." and "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

         Our Corporate Documents May Prevent or Inhibit a Takeover of the Company. Our Articles of Incorporation permit us to issue up to 1,000,000 shares of preferred stock, either all at once or in a series of issuances. Our Board of Directors has the power to set the terms of this preferred stock. We recently issued 80,000 shares of Series A preferred stock. If we issue additional preferred stock, it could delay or prevent a change in control of the company. Also, our Articles of Incorporation permit the Board of Directors to determine the number of directors and do not specify a maximum or minimum number. Our Bylaws currently provide that the Board of Directors is divided into three classes with staggered terms, however one class is currently set at two (2) individuals and these board positions have been granted to the holders of the Series A preferred stock (Tracker) for so long as at least 25,000 shares of preferred stock remain outstanding. Additionally, under the terms of the Agreements, Tracker now has the right to designate four of seven members of the Company's Board of Directors. Tracker, as holder of the Series A Preferred Stock, currently has two representatives on the Board of Directors, and has not yet designated two additional representatives. (See Risk Factors - "If We Issue More Stock, Our Stock Price May Decline" and "We May Issue Securities That Will Dilute Our Current Shareholders and Impact our Earnings Per Share.")


                                     PART I

Some of the information in this Report on Form 10-K, including statements in "Item 1. Business", and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "anticipate",
"believe", "estimate", and "continue" or similar words. You should read statements that contain these words carefully because they (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; (3) state other "forward-looking" information. We believe it is important to communicate our expectations to people that may be interested. However, unexpected events may arise in the future that we are not able to predict or control. Among the factors that could cause actual results to differ materially are: general economic conditions, competition and government regulations, as well as the risks and uncertainties discussed in this Report on Form 10-K, and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements.

All forward-looking statements in this Report on Form 10-K are expressly qualified in their entirety by the cautionary statements in this paragraph.

Item 1.  Business

         General - Travis Boats & Motors, Inc. ("Travis Boats", the "Company" or "we") is a leading multi-state superstore retailer of recreational boats, motors, trailers and related marine accessories in the southern United States. Our Company, currently operates 34 stores under the name Travis Boating Center in Texas (8), Arkansas (3), Louisiana (4), Alabama (1), Tennessee (5), Mississippi (1), Florida (10), Georgia (1) and Oklahoma (1).

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

         We sell approximately 75 different types of Travis Edition models of brand-name fishing, water-skiing and general recreational boats, such as family ski boats, off-shore fishing boats, personal watercraft, cabin cruisers and yachts up to approximately 50 feet in length. We also sell motors, trailers, accessories and related equipment. Although we sell pleasure boats at many different retail prices, we attempt to price our product to maintain a consistent gross profit percentage for each of our Travis Edition models. See "Business Strategy - Travis Edition Concept."

         We study sales trends from the cities and states where we operate store locations. We use the information from this data to custom design and pre-package combinations of popular brand-name boats, such as Larson, Wellcraft, Scarab, Bayliner, Fisher, ProCraft, Fishmaster, Ranger and Starcraft with outboard motors generally manufactured by Suzuki or Brunswick Corporation, along with trailers and numerous accessories, under our own proprietary Travis Edition label. These signature Travis Edition packages, which account for the vast majority of total new boat sales, have been designed and developed in coordination with the manufacturers and often include distinguishing features and accessories that have historically been unavailable to, or listed as optional, by many of our competitors. We also sell yachts, such as Carver, Crownline and Martinique that range in length from 25 feet to over 50 feet. By providing many different types of boats with many types of standard features, we attempt to offer the customer an exceptional boat at a competitive price that is ready for immediate use and enjoyment.

         We believe that our Company offers a selection of boat, motor and trailer packages that fall within the price range of the majority of all boats, motors and trailers sold in the United States. Our Travis Edition product line generally consists of boat packages priced from $7,500 to $75,000 with approximate even distribution within this price range. Our yachts can have prices above $500,000. While most of our sales have historically been concentrated on boats with retail sales prices from $7,500 to $75,000, we believe that as the Company continues to operate in Florida and enters other markets along the Gulf of Mexico or other new coastal areas, that the number of off-shore fishing boats, cabin cruisers and yachts will continue to increase as a percentage of our net sales. Our management believes that by combining flexible financing arrangements with many types of boats having broad price ranges, that we are able to offer boat packages to customers with different purchasing budgets and varying income levels.

         Execution of Restructure Plans - The Company anticipates that it will require additional working capital or financing to fund operations for certain periods during at least the first two quarters of its fiscal 2003 year. We believe that our anticipated cash needs exceed amounts otherwise available under current inventory borrowing agreements or our cash balances. This projected cash flow shortfall is influenced in part by our seasonal trends, which include historically low sales levels during the October through December periods. Also, the seasonal lull normally experienced at the end of a calendar year was compounded at the end of 2002 by continued economic uncertainty, weak industry sales trends, and certain revised borrowing terms on our inventory borrowing agreements which have had the effect of reducing our cash balances and borrowing availability.

         In recognition of this issue, we have (i) negotiated interim financing,
(ii) developed management plans to significantly reduce expense levels, (iii) entered into various agreements with a major shareholder, and (iv) formed a special Operating Committee of our Board of Directors. The Operating Committee will have authority to oversee the overall financial operations of the Company (including all store level and management operating expenses, employee headcount, inventory reduction measures and other relevant expenses or initiatives) and to review weekly cash flows. (See Risk Factors - "Execution of Restructure Plans").

         We took these actions to create a plan to (i) stop, or in the alternative, materially reduce the operating losses experienced during the past two fiscal years, and (ii) to allow the Company to work towards building cash reserves during the 2003 fiscal year that will potentially be sufficient to alleviate, or alternatively reduce, similar off-season working capital shortages. Key components of this plan include interaction with management, the Operating Committee, our lenders and our key vendors to reach plans that provide for a collaborative effort to reach attainable ratio levels in our debt agreements and to enhance cash flow. We plan to enhance cash flow by, among other initiatives, carefully reducing (i) variable expenses, including those expenses related to payroll and benefits; (ii) reviewing additional store locations for closure that are not expected to contribute to cash flows or are in markets that can reasonably be served by other nearby Travis Boating Center locations and (iii) improve sales management to speed the pace of reductions in both new and used aged inventories which have historically tied up our cash flow as a result of our inability to borrow funds against those products.

         The restructure plans, along with detailed plans for our ongoing borrowing needs, are to be approved by our Operating Committee and submitted to our various lenders prior to April 30, 2003. Accordingly, the restructure plan is an integral component in improving our cash flows and in negotiating new borrowing agreements, however there is no assurance that our plans will succeed, or in the event that they do succeed, that they will be sufficient to offset our net losses, improve our cash flow or provide a basis for the continuation of our financing. (See Risk Factors - "Operating Losses and Reduced Financing have Jeopardized our Cash Flow").

         Business Strategy - We have developed a multi-state, superstore strategy to offer for sale a wide selection of recreational boats and accessories . Our objective is to establish our Company as one of the dominant retailers of recreational boats, motors, trailers and marine accessories in the southern United States. Therefore, our strategy includes increasing customer service levels, market share penetration and sales at existing store locations and possibly further expansion of the number and size of our store locations in the southern United States while also maintaining a focus on possible cities in other regions. Our merchandising strategy is based on offering customers a comprehensive selection of quality, brand name boats and boating products in a comfortable superstore environment. We intend to continue to build brand identity by placing our Travis Edition name on the many types of boating packages that we sell. We also use advertising, open houses, our web site and other types of marketing events to increase our name recognition and our market share. See Risk Factors - "We have not opened New Stores Recently and Much of our Past Growth has been the result of Acquiring and Opening New Stores".

         Our business operations emphasize the following key elements of our business strategy:

         Travis Boating Center superstore. Travis Boating Center superstores generally have a distinctive and stylish trade dress accented with deep blue awnings, a nautical neon building decoration, expansive glass storefronts and brightly lit interiors. Management estimates the average store size at approximately 21,000 square feet and located on 3 - 5 acres of land. The superstore locations present customers with a broad array of boats and often over 9,000 parts and accessories in a clean, well-stocked, air-conditioned shopping environment. All boats are typically displayed fully rigged with motor, trailer and a complete accessory package allowing for the customer's immediate purchase and enjoyment. Professionally-trained mechanics operate service bays, providing customers with complete maintenance and repair services.

         Travis Edition concept. We gather and use extensive market research, combined with the design resources of our manufacturers, to develop our custom Travis Edition boating packages. Our significant purchasing power and consequent ability to coordinate designs with our manufacturers has enabled us to obtain products directly from the factory at low prices, along with favorable delivery schedules and with distinguishing features and accessories that have historically been unavailable to, or listed as optional by many competitors. At our store locations we often also add certain additional features after receipt of the product to enhance our Travis Edition packages. Each Travis Edition is a complete, full-feature package, including the boat, motor, trailer and numerous additional accessories and design features often not found on competitors' products, thus providing our customers with superior value. These features often may include enhanced styling such as additional exterior colors, complete instrumentation in dashboards, transoms warrantied for life, canopy tops, trolling motors, upgraded interiors with stereos, wood grain dashboards, in-dash depth finders, stainless steel motor propellers and enhanced hull design not available on other models. Our Travis Edition boats are often identified by the Company's attractive private label logo, as well as the respective manufacturer's logo.

         Unlike most recreational boat dealers, we place firm sales prices on each of our Travis Edition packages and generally maintain that same price for the entire model year. These prices are advertised and clearly posted on each of our boats so that the customer receives the same price at any Travis Boating Center. We believe this selling philosophy reduces customer anxiety associated with bargaining or negotiation and offers our customer's prices at or below prices that they generally might receive from our competitors. We also believe this pricing strategy and low-pressure sales style provides the customer with the comfort and confidence of having received a better boat with more features at a lower price than may have been obtained through negotiations at competitive stores. Our management believes, this approach has promoted good customer relationships and enhanced our reputation in the industry as a leading provider of quality and value.

         Acquisitions. We did not complete any acquisitions in fiscal years 2002, 2001 or 2000.

         Boat Show Participation. We also participate in numerous boat shows, typically held in January through March, in each of the markets in which we operate and in certain other markets near our stores. These shows are normally held at convention centers or at on-the-water locations, with all area dealers purchasing space to display their respective product offerings. We believe that boat shows and other offsite promotions generate a significant amount of interest in our Travis Edition products and often have an immediate impact on sales at a nominal incremental cost. Although total boat show sales are difficult to assess, management attributes a significant portion of the second fiscal quarter's net sales to such shows.

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

Operations

         Purchasing. We are also among the largest domestic volume buyer of boats from many of the boat manufacturers that we represent. As a result, we have built close relationships with many of our manufacturers. These relationships have allowed us to have substantial input into the design process for the new boats that are introduced in our markets each year by these manufacturers. This design input and coordination with our manufacturers is a primary factor in the pricing, selection and types of the Travis Edition boating packages that we offer for sale in our store locations.

         We typically deal with each of our manufacturers pursuant to a non-exclusive dealer agreement. These dealer agreements are usually for one (1) year in term and they typically do not contain any contractual provisions concerning product pricing or purchasing levels. The wholesale prices charged to us by our manufacturers are generally set each year for the entire model year (usually summer to summer), but may be changed at the manufacturer's sole discretion. However, historically we have had multi-year agreements to purchase boats with Genmar Industries, Inc. Currently, most of the Genmar agreements expire in the 2003 fiscal year or have moved to annual expirations.

         Approximately 35.6% and 41.6% of our net purchases in fiscal years 2002 and 2001, respectively, were products manufactured by boat manufacturers owned by Genmar. The significant amount of purchases from Genmar is primarily related to the store locations that we operate in Florida which sell Genmar's Wellcraft and Carver products. Other Genmar boat lines that we purchase include the brands Larson, AquaSport, Scarab and Ranger.

         We also entered into a multi-year agreement with a subsidiary of Tracker Marine during fiscal 2002 to purchase certain types of boats. During fiscal 2002, we purchased approximately 3.6% of our net inventory purchases from Tracker.

         The agreements with each manufacturer generally include volume discounts from the then prevailing dealer base price over the entire term of each respective agreement. Although these dealer agreements have varying expiration dates, each agreement generally may be canceled by either party for various reasons including our failure to purchase a certain amount of product or the failure by the manufacturer to provide a certain amount of product that we desire to purchase.

         The Company's right to display, advertise or sell some product lines in certain markets, including the Internet, may be restricted by arrangements with certain manufacturers. (See Risk Factors - "We Rely on a Few Manufacturers for Almost All of our Boat Purchases").

         Floor plan financing. We purchase most of our inventory by borrowing money on our floor plan and other borrowing agreements. The seasonal nature of the recreational boating industry impacts the production schedules of the manufacturers that produce marine products. During the fall and winter months, retail sales of recreational boats diminish significantly as compared to sales during the warm spring and summer months. To provide recreational boating retailers, such as Travis Boats, extra incentive to purchase boating products in the "off-season," manufacturers typically offer product for sale at a price that includes an interest subsidy or other discount. Since retail boat dealers typically utilize floor plan financing to provide the working capital funds needed to purchase inventory, the interest subsidy is intended to assist the retail dealer in stocking the product until the selling season. The terms of the interest subsidy or assistance vary by manufacturer, with virtually all manufacturers in the marine industry offering such programs. Management believes that the types of financing arrangements we utilize are standard within the industry. As of September 30, 2002, the Company and its subsidiaries owed an aggregate of approximately $50.9 million to our lenders under our floor plan financing agreements.

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

         Our primary competition is from boat dealers operating a single location or several locations in a single state and, to a lesser degree, with national specialty marine stores, catalog retailers, sporting goods stores and mass merchants, particularly with respect to parts and accessories. Dealer competition, which includes one other publicly traded multi-state retailer of recreational boats, continues to increase based on the quality of available products, the price and value of the products and heightened attention levels to customer service. There is significant competition both within markets we currently serve and in surrounding markets. While we generally compete in each of our markets with retailers of brands of boats not sold by the Company in that market, it is common for other competitive retailers to sell the same brands of outboard motors. Management believes that a trend in the industry is for independent dealers to attempt to form alliances or buyer's groups, for manufacturers to include more features as standard equipment on boats and consequently, and for competitive dealers to offer packages comparable in features and price to those that we offer as our Travis Edition lines. In addition, several of our competitors, especially those selling yachts or boating accessories, are large national or regional chains that may have substantially greater financial, marketing and other resources than we may deploy. Private sales of used boats also represent a source of competition. There can be no assurance that we will be able to compete successfully in the retail marine industry in the future. See Risk Factors - "We May Not Be Able To Respond Effectively To The Significant Competition We Face".

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

         On October 31, 1994, the U.S. Environmental Protection Agency ("EPA") announced proposed emissions regulations for outboard marine motors. The proposed regulations would require a 75% average reduction in hydrocarbon emissions for outboard motors and set standards for carbon monoxide and nitrogen oxide emissions as well. Under the proposed regulations, manufacturers began phasing in low emission models in 1998 and had approximately nine years to achieve full compliance. Certain states, such as California, are proposing and adopting legislation that would require low emission outboards and other engines on certain bodies of water or more aggressive phase-in schedules than the EPA. Based on these regulations and public demand for cleaner burning motors, outboard motor manufacturers, such as Suzuki and Brunswick, have begun distribution for the new EPA compliant outboard motors. The boat models we sold with the new EPA compliant outboards in fiscal 2002 and 2001 generally were priced approximately $2,000 higher than those with traditional outboard motors. Management anticipates retail prices to generally be from $500 to $1,500 higher for the new EPA compliant outboards depending on the motor's horsepower. Management believes that the higher retail costs will be somewhat offset by enhanced fuel efficiency and acceleration speed, as well as possible reductions of maintenance costs of the new EPA compliant outboard motors. Costs of comparable new models, if materially more expensive than previous models, or the manufacturer's inability to deliver responsive, fuel efficient outboard motors that comply with EPA requirements, could have a material adverse effect on our business, financial condition and results of operations.

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

         Employees. As of September 30, 2002, our staff consisted of 553 employees, 534 of whom are full time. The full-time employees include 34 in store level management and 46 in corporate administration and management. The Company is not a party to any collective bargaining agreements and is not aware of any efforts to unionize its employees. We consider the relations with our employees to be good.

        As of December 30, 2002, our staff consisted of 512 employees, 498 of whom are full time. The full-time employees include 34 in store level management and 44 in corporate administration and management. The Company has, and expects to continue, to reduce headcount by lay-off's, attrition and job consolidation in an effort to reduce operating expenses.

Item 2.  Properties

         We lease our corporate offices which are located at 12116 Jekel Circle, Suite 102, Austin, Texas. We also own numerous other Travis Boating Center locations. The remaining facilities are leased under leases with original lease terms generally ranging from five to ten years with additional multi-year renewal options. Our leases typically call for payment of a fixed rent and in most of the leases we are also responsible for the payment of real estate taxes, insurance, repairs and maintenance.

         The chart below reflects the status and approximate size of the various Travis Boating Center locations operated as of January 17, 2003.

                                          Building          Land        Owned or          Year of Market
             Location                  Square Footage*    Acreage*       Leased               Entry

Austin, Texas(1)....................       20,000           3.5           Owned                1979
San Antonio, Texas(1)...............       34,500           6.5           Owned                1982
Midland, Texas(1)...................       18,750           3.8           Owned                1982
Dallas, Texas(1)....................       20,000           4.2           Owned                1983
Abilene, Texas(2)...................       24,250           3.7           Owned                1989
Houston, Texas(2)...................       15,100           3.0          Leased                1991
Baton Rouge, Louisiana(2)...........       33,200           7.5           Owned                1992
Beaumont, Texas(2)..................       25,500           6.5           Owned                1994
Arlington, Texas(2).................       31,000           6.0          Leased                1995
Heber Springs, Arkansas(2)..........       26,000           9.0          Leased                1995
Hot Springs, Arkansas(2)............       20,510           3.0           Owned                1995
New Iberia, Louisiana(3)............       24,000           3.3          Leased                1995
Florence, Alabama(2)................       22,500           6.0          Leased                1996
Winchester, Tennessee(2)............       28,000           3.5          Leased                1996
St. Rose, Louisiana(2)..............       30,000           3.5          Leased                1997
Pascagoula, Mississippi(2)..........       28,000           4.1           Owned                1997
Key Largo, Florida(3)...............        3,000           4.2           Owned                1997
Key Largo, Florida(3)(4)............        3,000           2.4           Owned                1999
Ft. Walton Beach Fl. - Sales(3).....        7,000           2.9          Leased                1997
Ft. Walton Beach Fl.- Service(3)(4).        7,500           2.0          Leased                1997
Hendersonville, Tennessee(2)........       31,320           3.6          Leased                1997
Gwinnett, Georgia(1)................       25,000           5.0           Owned                1997
Claremore, Oklahoma(3)..............       15,000           2.0           Owned                1998
Bossier City, Louisiana(2)..........       30,000           8.6           Owned                1998
Knoxville, Tennessee(2).............       30,000           6.5          Leased                1998
Little Rock, Arkansas(3)............       16,400           3.0           Owned                1999
Longwood, Florida(3)................       10,000           3.1          Leased                1999
Clearwater, Florida(2)..............       21,000           5.0           Owned                1999
Jacksonville, Florida(3)............        8,000           1.5          Leased                1999
Bradenton, Florida(3)...............       20,000           5.0          Leased                1999
Englewood, Florida(3)...............        3,000           4.5          Leased                1999
Memphis, Tennessee(2)...............       24,000           4.3          Leased                1999
Pickwick Dam, Tennessee(2)..........       48,000           5.0          Leased                1999
Ft. Myers, Florida(3)...............        6,000           4.0          Leased                1999
Stuart, Florida(2)..................       29,000           4.0          Leased                2000
Pompano, Florida(3).................        6,000           1.0          Leased                2000
--------------------------

*   Square footage and acreage are approximate.
(1) Newly constructed superstore.
(2) Facility  acquired/leased  and converted to superstore.
(3) Acquired/leased facility
(4) Locations in Key Largo, Florida and Ft. Walton, Florida operate service facilities at separate locations in close proximity to the main sales location.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's 2002 Annual Meeting of Stockholders was held on September 27, 2002. The following nominees were re-elected to the Company's Board of Directors to serve as Class "B" directors for a three year term expiring in 2005, or until their successors are elected and qualified, or until their earlier resignation or removal.

Nominee                    Votes in Favor        Opposed         Abstain        Broker Non-Vote
-------                    --------------        -------         -------        ---------------

Mark T. Walton                7,008,354 (1)        -0-            387,935          -0-
Robert C. Siddons             7,376,054 (1)        -0-             20,235          -0-

         The following directors' terms of office continued after the 2002 Annual Meeting of Stockholders: Ronnie L. Spradling, Richard Birnbaum and James Karides. Additionally, director's Kenneth Burroughs and Robert Ring, remained directors pursuant to the terms of the Series A Preferred Stock issued by the Company in March 2002. Pursuant to the Agreements described in this report, Tracker has the right to designate two additional directors to the Board of Directors (Kenneth Burroughs and Robert Ring are current designees representing Tracker on the Board of Directors). (See also Risk Factors - "Change in Control").

         The following issue was also voted upon by the Company stockholders:
To ratify Ernst & Young, LLP as the independent certified public accountants of the Company for the fiscal year ended September 30, 2002.

                            Votes in Favor       Opposed         Abstained      Broker Non-Vote
                            --------------       --------        ---------      ---------------

                              7,383,829 (1)       12,400             -0-               500

(1) Shares voted included 4,259,289 of the Company's common shares and 80,000 shares of Series A preferred stock with voting rights of 3,137,000 common shares. Total shares voted were therefore 7,396,289.

There was no additional business conducted at the meeting.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

         Our common  stock  trades on the Nasdaq  Stock Market under the symbol:
TRVS. As of January 17, 2003, we believe our shares are beneficially owned by more than 400 shareholders. On January 17, 2003, the last reported sales price of the common stock on the NASDAQ SmallCap Stock Market System was $.55 per share.

         The following table sets forth for the period indicated, on a per share basis, the range of high and low sales prices for our common stock during fiscal years 2002 and 2001 as quoted by the NASDAQ. These price quotations reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions:

                                     Fiscal 2002 Sales Price               Fiscal 2001 Sales Price
                                     -----------------------               -----------------------
        Quarter Ended             High         Low        Ending       High         Low        Ending
        -------------             ------       -----      -------      -----        ----       ------

December 31....................   $2.50       $1.75       $1.94        $3.75       $2.50        $2.75
March 31.......................   $3.02       $1.75       $2.50        $4.125      $2.375       $3.375
June 30........................   $2.95       $1.40       $1.90        $3.50       $2.16        $2.70
September 30...................   $1.94       $1.05       $1.18        $2.90       $1.96        $2.20

         We have never declared or paid cash dividends on our Common Stock and presently have no plans to do so. However, we are obligated to pay a 6% cumulative dividend on the 80,000 shares of $100 par value, Series A Preferred Stock issued by us during fiscal 2002. The Preferred dividend is payable quarterly in arrears and all payments of the preferred dividends are subject to approval of our senior inventory lenders. As of the date of this report on Form 10-K, we have not paid the dividends due for the quarters ended September 30 and December 31, 2002. The holder of our Series A Preferred Stock has agreed to waive the penalties for late payment on such dividends as of the date of this report on Form 10-K, however there can be no assurance that the holder will not impose late fees or other default remedies at a future date (see Risk Factors - "Operating Losses and Reduced Financing have Jeopardized our Cash Flow" ). Any change in our dividend policy on our Common Stock will be at the sole discretion of our Board of Directors and will depend on our profitability, financial condition, capital needs, future loan covenants, general economic conditions, future prospects and other factors deemed relevant by the Board of Directors. We currently intend to retain earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends on our Common Stock in the foreseeable future. Certain covenants contained in our loan and preferred stock agreements also effectively restrict the payment of any dividends without prior consent.

Item 6.           Selected Financial Data

         The following selected consolidated financial information should be read in conjunction with and is qualified in its entirety by reference to the consolidated financial statements of the Company and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Report on Form 10-K:

                                                        FISCAL YEAR ENDED SEPTEMBER 30,

                                                         1998(1)(7)   1999(1)(7)     2000(1)(7)    2001(1)(7)   2002(1)(7)
                                                         ----------   ----------     ----------    ----------   ----------
                                                       (in thousands, except store, per store and per share data)

Consolidated Statement of  Operations Data:
Net sales..........................................      $  131,740   $  182,259    $  217,718    $  198,539    $ 176,523
Gross profit.......................................          34,901       46,634        53,309        46,379       37,072
Selling, general and administrative expense........          22,630       30,978        42,326        41,492       38,979
Store closing costs................................              --           --            --           321           --
Operating income...................................          11,011       13,689         8,338         1,660      (4,386)
Interest expense ..................................           2,310        3,808         6,848         6,533        4,018
Income/(loss) before cumulative effect of
accounting change and extraordinary loss on
extinguishment of debt.............................           5,563        6,573           897       (3,281)     (10,134)
Preferred stock dividends..........................              --           --            --            --          187
Cumulative effect of accounting change, net........              --           --            --            --        6,528
Extraordinary loss on extinguishment of debt, net..              --           --            --            --          130
Net income/(loss) attributable to common
shareholders.......................................           5,563        6,573           897       (3,281)     (16,792)
Basic earnings/(loss) per share before cumulative
effect of accounting change and extraordinary
item...............................................        $   1.31     $   1.53    $      .20    $    (.75)    $  (2.33)
Diluted earnings/(loss) per share before cumulative
effect of accounting change and extraordinary
item...............................................        $   1.26     $   1.49    $      .20    $    (.75)    $  (2.33)
Preferred stock dividends..........................              --           --            --            --        (.05)
Cumulative effect of accounting change.............              --           --            --            --       (1.50)
Extraordinary loss on extinguishment of debt.......              --           --            --            --        (.03)
Basic earnings/(loss) per share....................        $   1.31     $   1.53    $      .20    $    (.75)    $  (3.91)
Diluted earnings/(loss) per share..................        $   1.26     $   1.49    $      .20    $    (.75)    $  (3.91)
Weighted avg. common shares outstanding - basic....           4,250        4,291         4,403         4,375        4,345
Weighted avg. common shares outstanding -diluted...           4,417        4,409         4,446         4,375        4,345
Store Data:
  Stores open at period end........................              24           38            39            37           34
  Average sales per store(2).......................        $  6,383     $  6,055    $    5,630    $    5,252    $   5,117
  Percentage increase (decrease) in comparable store
   sales(3) .......................................             6.6%         1.9%       (1.1%)       (11.6%)       (6.1%)





                                                       FISCAL YEAR ENDED SEPTEMBER 30,

                                                 1998         1999     2000(4)       2001 (5)     2002 (6)
                                                 ----         ----     -------       --------     --------
                                                                        (In thousands)

Consolidated Balance Sheet Data:
  Cash and cash equivalents............       $ 4,618      $ 4,125     $ 2,971        $ 1,388      $ 4,253
  Working capital......................        16,392       12,117      10,948         11,958        8,540
  Total assets.........................        69,116      125,931     129,647        113,680       95,432
  Short-term debt, including current
    maturities of notes payable........        26,105       69,547      77,895         61,078       58,410
  Notes payable less current maturities.        4,980        6,897       6,015          9,375        4,525
  Stockholders' equity.................        30,433       37,592      39,552         36,149       26,936




(1) The Consolidated Statement of Operations Data and the Consolidated Balance Sheet Data for the fiscal years ended September 30, 1998, 1999, 2000, 2001 and 2002 has been derived from the audited consolidated financial statements of the Company. Store data has been derived from the Company's unaudited internal operating statements.
(2)  Includes only those stores open for the entire preceding 12-month period.
(3) New stores or upgraded facilities are included in the comparable store base at the beginning of the store's thirteenth complete month of operations.
(4) Included in the current liabilities, which reduce working capital, are balloon payments due pursuant to the terms of two real estate loans, with one payment of approximately $3.0 million due in November, 2000 and one payment of $597,000 due in June, 2001. These loans were refinanced during fiscal 2001.
(5) Included in the current liabilities, which reduce working capital, are balloon payments due pursuant to the terms of two real estate loans, with one payment of approximately $577,000 due in December, 2001 and one payment of $584,000 due in January, 2002. These loans were refinanced during fiscal 2002.
(6) Included in the current liabilities, which reduce working capital, are balloon payments due pursuant to the terms of a real estate loan, with a payment of approximately $529,000 due in January, 2003 and approximately $6.4 million in real estate loans with a single lender that are currently in default of certain financial covenants.
(7) Includes the operations of acquired store locations from each respective date of acquisition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Application of Critical Accounting Policies

         We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.

         In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition

         We record revenue on sales of boats, motors, trailers, and related watersport parts and accessories upon delivery to or acceptance by the customer at the closing of the transaction. We record revenues from service operations at the time repair or service work is completed.

         We refer customers to various financial institutions to assist the customers in obtaining financing for their boat purchase. For each loan the financial institutions are able to fund as a result of the referral, we receive a fee. Revenue that we earn for financing referrals is recognized when the related boat sale is recognized. The fee amount is generally based on the loan amount and the term. Generally, we must return a portion of the fee amount received if the customer repays the loan or defaults on the loan within a period of up to 180 days from the initial loan date. We record such refunds, which are not significant, in the month in which they occur.

         Revenues from insurance and extended service agreements are recorded at the time such agreements are executed which generally coincides with the date the boat, motor and trailer is delivered. Such revenues are not deferred and amortized over the life of the insurance or extended service agreement policies, because we sell such policies on behalf of third party vendors or administrators. At the time of sale, we record income for insurance and extended service agreements net of the related fee that is paid to the third-party vendors or administrators. Since our Company's inception, we have incurred no additional costs related to insurance or extended service agreements beyond the fees paid to the third party vendors at the time of sale.

Allowance for Doubtful Accounts.

         Accounts receivables consist primarily of amounts due from financial institutions upon sales contract funding, amounts due from manufacturers or vendors under rebate programs, amounts due from manufacturers or vendors under warranty programs and amounts due from customers for services. The Company routinely evaluates the collectibility of accounts receivable focusing on amounts due from manufacturers, vendors and customers. If events occur and market conditions change, causing collectibility of outstanding accounts receivable to become unlikely, the Company records an increase to its allowance for doubtful accounts. The Company evaluates the probability of collection of outstanding accounts receivable based several factors which include but are not limited to the following: 1) age of the outstanding accounts receivable, 2) financial condition of the manufacturer, vendor or customer, and 3) discussions or correspondence with the manufacturer, vendor or customer. The Company determines the allowance for doubtful accounts based upon both specific identification and a general allowance for accounts outstanding for a specified period of time.

Inventory Valuation

         Our inventories consist of boats, motors, trailers and related watersport parts and accessories. Inventories are carried at the lower of cost or market. Cost for boats, motors and trailers is determined using the specific identification method. Cost for parts and accessories is determined using the first-in, first-out method. If the carrying amount of our inventory exceeds its fair value, we write down our inventory to its fair value. We utilize our historical experience and current sales trends as the basis for our lower of cost or market analysis. Changes in market conditions, lower than expected customer demand, closing of additional store locations and changing technology or features could result in additional obsolete inventory that is unsaleable or only saleable at reduced prices, which could require additional inventory reserve provisions.

         Such events and market conditions include but are not limited to the following: 1) deteriorating financial condition of the manufacturer resulting in discontinuance and lack of manufacturer's warranty for certain boats, motors or other products, 2) introduction of new models or product lines by manufacturers resulting in less demand for previous models or product lines, 3) Company initiatives to promote unit sales and reduce inventory levels for new and/or used inventory by reducing sales prices, and 4) Competing boat retailers in various markets in which the Company operates may offer sales incentives such as price reductions.

Goodwill and Other Intangibles

         We adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142") effective October 1, 2001. SFAS 142 provides that separable intangible assets that have finite lives will continue to be amortized over their useful lives and that goodwill and indefinite-lived intangible assets will no longer be amortized but will be reviewed for impairment annually, or more frequently if impairment indicators arise. With the adoption of the Statement, we ceased amortization of goodwill as of October 1, 2001. The Company operates as one reporting unit for goodwill impairment testing.

         In accordance with SFAS 142, we completed goodwill impairment tests as required. The tests involved the use of estimates related to the fair market value of the business with which the goodwill is associated. As a result of the transitional impairment test, which considered factors including the significant negative industry and economic trends impacting current operations and our market capitalization relative to our net book value, the Company recorded a non-cash, after tax charge of $6.5 million as a cumulative effect of accounting change as of October 1, 2001. The non-cash, after tax charge resulted in the elimination of the entire goodwill balance from our balance sheet.

Income Taxes

         In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, deferred income taxes are provided for temporary differences between the basis of assets and liabilities for financial reporting purposes and for income tax return purposes. The Company routinely evaluates its recorded deferred tax assets to determine whether it is more likely than not that such deferred tax assets will be realized. During the quarter ended September 30, 2002, the Company determined that for deferred tax assets that could not be realized by carryback to prior tax years it was more likely than not that such deferred tax assets would not be realized and accordingly a full valuation allowance was necessary for these deferred tax assets.

Other

         For a more comprehensive list of our accounting policies, including those which involve varying degrees of judgment, see Note 2 - "Summary of Significant Accounting Policies" in the consolidated audited financial statements of the Company and notes thereto included elsewhere in this Report on Form 10-K.

Results of Operations

         The following discussion should be read in conjunction with the consolidated financial statements of our Company and the notes thereto included elsewhere in this Report on Form 10-K. The discussion in this section of this Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, those discussed in "Risk Factors" and those discussed elsewhere in this Report on Form 10-K.

         The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                                           FISCAL YEAR ENDED SEPTEMBER 30,


                                                                 2000           2001           2002
                                                                 ------         ----           ----
Net sales.............................................          100.0%         100.0%         100.0%
Costs of goods sold...................................           75.5           76.6           79.0
                                                       ----------------------------------------------
Gross profit..........................................           24.5           23.4           21.0
Selling, general and administrative expenses..........           19.4           20.9           22.1
Operating income/(loss)...............................            3.8            0.8           (2.5)


Interest expense......................................            3.1            3.3            2.3
Other income/ (expense)...............................            0.0            0.0            0.0
                                                       ----------------------------------------------
Income/(loss) before income taxes, cumulative effect of
accounting change and extraordinary item..............            0.7           (2.4)          (4.7)
Income tax (expense)/benefit..........................           (0.3)           0.8           (1.0)
                                                       ----------------------------------------------
Income/(loss) before cumulative effect of accounting
change and extraordinary item.........................            0.4%         (1.7%)         (5.7%)
                                                       ==============================================
Cumulative effect of accounting change, net...........            0.0           0.0           (3.7)
Extraordinary loss on extinguishment of debt, net......           0.0           0.0           (.10)
Preferred stock dividends..............................           0.0           0.0           (.10)
Net income/(loss) attributable to common shareholders..           0.4%         (1.7%)         (9.6%)
                                                       ==============================================


Fiscal Year Ended September 30, 2002 Compared to the Fiscal Year Ended September 30, 2001

Net sales. Net sales for the fiscal year ended September 30, 2002 were $176.5 million, a decrease of approximately $22.0 million or 11.1% from the net sales of $198.5 million for the fiscal year ended September 30, 2001.

         Comparable store sales declined by 6.1% (33 stores in base) for the fiscal year ended September 30, 2002 compared to a decrease of 11.6% (32 stores in base) during the prior fiscal year. Management believes the decline in net sales and the decrease in comparable store sales was related to various factors including, but not limited to, fewer stores in operation, erratic levels of consumer confidence and employment uncertainty, combined with persistent weak economic and industry conditions. The decrease in net sales for the year ended September 30, 2002 included $14.4 million in reduced sales as a result of the impact of fewer stores in operation (34 versus 37).

         Included within net sales is revenue that we earn related to F&I Products. The Company, through relationships with various national and local lenders, is able to place financing for its customers' boating purchases. These lenders allow us to "sell" the loan at a rate higher than a minimum rate established by each such lender, and the we earn fees based on the percentage increase in the loan rate over the lender's minimum rate (the rate "spread"). We sell these loans without recourse, except that in certain instances we must return the fees earned if the customer repays the loan or defaults in the first 120-180 days. We also sell, as a broker, certain types of insurance (property/casualty, credit life, disability) and extended service contracts. We may also sell these products at amounts over a minimum established cost and earn income based upon the profit over the minimum established cost.

         Net sales attributable to F&I Products decreased by 22.7% to approximately $5.1 million in fiscal 2001 from $6.6 million in fiscal 2002. In fiscal 2002, F&I income as a percentage of net sales also decreased to 2.9% from 3.3% in fiscal 2001 due primarily to (i) lower overall net sales, (ii) reductions in overall yields paid by lenders for originating customer finance contracts, (iii) competitive pressures on finance rates (which resulted in lower net spreads achieved in the placement of customer financing) and (iv) with regard to our store locations in Arkansas, certain "caps" or limits on interest rates allowed to be charged by lenders in Arkansas. Decreases in the percentage of customers buying these products (which is referred to as "sell-through"), particularly by purchasers of the larger, more expensive boats and reduced customer demand for certain insurance products have also been limiting factors. Based on these circumstances and recent attempts by certain manufacturers to enhance certain manufacturer warranty products, we believe that net sales of F&I products may continue to decline somewhat for an indefinite period, although we believe that they will ultimately stabilize.

         Gross profit. For the fiscal year ended, September 30, 2002, gross profit decreased 20.1% to $37.1 million from $46.4 million in the prior fiscal year. Gross profit, as a percent of sales, decreased to 21.0% from 23.4% during the same period.

         The decrease in total gross profit, both in actual dollars and as a percent of net sales, was primarily related to (i) the decline in net sales during the periods and (ii) the inventory valuation allowance required to reduce the basis in certain aged or discontinued inventories to reflect obsolescence and current market values. The increase in inventory valuation allowance was approximately $956,000 of which a substantial portion was recorded during the quarter ended September 30, 2002 as we focused on initiatives to reduce both levels of inventory and outstanding indebtedness. Inventory values have been impacted by the declines in sales and the overall softness of sales in the marine industry. Also, in an effort to stimulate sales, we offered certain sales incentives and participated in manufacturer sponsored rebate programs in an effort (i) to reduce certain non-current inventory levels and (ii) to stimulate sales in response to weak economic and industry conditions. We believe that we may continue to experience erratic levels of overall gross profit margins during the 2003 fiscal year resulting, in part, to (i) introductions of certain new Travis Edition product lines and (ii) continued emphasis on incentives and marketing promotions to stimulate sales of both current and non-current/discontinued inventory models. While these programs have impacted gross profit, we have been successful in reducing overall inventory levels. Our inventory levels were approximately $57.0 million as of September 30, 2002 versus $65.2 million as of September 30, 2001. (See "Liquidity and Capital Resources" and Risk Factors - "We have Inventory from Defunct Manufacturers and Discontinued Inventory".)

         The decline in net sales attributable to F&I Products has also impacted the gross profit margin. Net sales of these F&I Products, which have a significant impact on the gross profit margin, contributed $5.1 million, or 13.7%, of total gross profit in fiscal 2002, as compared to $6.6 million, or 14.2%, of total gross profit for fiscal 2001. Net sales attributable to F&I Products are reported on a net basis and therefore all of such sales contribute directly to our gross profit. The costs associated with the sale of F&I Products are included in selling, general and administrative expenses.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $39.0 million in fiscal 2002 from $41.5 million in the prior fiscal year. During the prior 2001 fiscal year, we also had expenses of approximately $321,000 related to closing of the store locations in Miami, Florida and Huntsville, Alabama. Selling, general and administrative expenses, as a percent of net sales, were 22.1% in fiscal 2002, compared to 20.9% in fiscal 2001.

The decrease in selling, general and administrative expenses, in actual dollars, for the fiscal year ended September 30, 2002 versus the prior fiscal year was primarily attributable to the reduction in wages, commissions, travel/entertainment expenses and the overall decline in net sales. We have managed headcount primarily through attrition and selective position consolidation. The reduction in overall expenses was offset by increases in certain expenses, primarily insurance expense and a substantial increase in bad debt expense related to reserves on certain accounts receivable. The decrease in selling, general and administrative expenses for the fiscal year ended September 30, 2002 versus the prior year was partially offset by an increase bad debt expense of approximately $1.5 million of which a substantial portion was recorded during the quarter ended September 30, 2002. Despite our enhanced collection efforts, we continue to experience delays in collections from manufacturers, vendors and customers due to both deteriorating financial condition of these parties and a general economic downturn in the marine industry. Although we continue to pursue collection of these outstanding accounts receivable, we believed an increase in the allowance for doubtful accounts was warranted to reflect our most recent assessment of the probability of collection.

         Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased to $2.5 million in fiscal 2002 from $2.9 million for the prior fiscal year. Depreciation and amortization expenses, as a percent of net sales, decreased to 1.4% in fiscal 2002 from 1.5% for the prior fiscal year.

         The decrease in depreciation and amortization expenses, both in actual dollars and as a percent of net sales, was primarily attributable to our adoption of SFAS 142 effective on October 1, 2001. Pursuant to the adoption, we discontinued the amortization of goodwill. Accordingly, our amortization expense was $458,000 and $887,000 in fiscal year 2002 and 2001, respectively.

         Interest expense. Interest expense decreased to $4.0 million in fiscal 2002 from $6.5 million in the prior fiscal year. Interest expense decreased to 2.3% from 3.3% of net sales in fiscal years 2002 and fiscal 2001, respectively.

         The decreased interest expense, both in actual dollars and as a percent of net sales, was primarily the result of significantly lower balances on our inventory based lines of credit due to the significant reductions in the levels of inventory held. We have successfully reduced inventory levels to reflect sales trends and as a result of our prior implementation of a Master Business Plan that requires pre-approved purchase orders for all inventory purchases. Interest expense also benefited from the decreases in our variable borrowing rates relative to the same period of the prior year resulting from the numerous reductions in the prime rate during the 2002 calendar year.

         We anticipate continuing to utilize significant amounts of third party financing sources to support our inventories and other assets. Accordingly, we are subject to the impact of increases in interest expenses and other costs associated with such borrowings. See "Risk Factors--Our Substantial Indebtedness

Could Restrict Our Operations and Make Us More Vulnerable to Adverse Economic Conditions" and "Quantitative and Qualitative Disclosures About Market Risk."

         Income Taxes. Our effective income tax benefit rate for the year ended September 30, 2002 applicable to the operating loss, was reduced by the creation of a valuation allowance in the approximate amount of $3.5 million, that was recorded against our deferred income tax assets during the fourth quarter of fiscal 2002. The valuation allowances were recorded due to uncertainties surrounding the recovery of income tax assets against taxable income in future periods. Beginning with the quarter ending March 31, 2003, we do not anticipate recognizing income tax benefits on our books from future losses, due to uncertainties associated with the utilization of the operating loss carry-forwards in future periods. We have pledged, as collateral, the amount expected to be received from our 2002 federal tax return against a $1.5 million advance type note we entered into during January 2003. Accordingly, amounts received from the projected tax return will be used by the Company for repayment of this loan. (See Risk Factors - "Financing Arrangements" and "Income Tax Refunds Pledged as Security").

         Net loss. For the fiscal year ended September 30, 2002, the Company, after preferred stock dividends of $187,000, reported a net loss (prior to the effect of the cumulative accounting change and the extraordinary loss on extinguishment of debt) of $10.3 million ($2.38 per basic and diluted share) compared to a net loss of $3.3 million ($.75 per basic and diluted share) for the prior 2001 fiscal year. (See Note 1 - "Basis of Presentation" in the consolidated audited financial statements of the Company and notes thereto included elsewhere in this Report on Form 10-K).

         Inclusive of the impact of the cumulative effect of accounting change and the extraordinary loss on extinguishment of debt, we reported a net loss of approximately $17.0 million ($3.91 per basic and diluted share) for the 2002 fiscal year. The net loss from the cumulative effect of accounting change is from our adoption of SFAS 142, "Goodwill and Other Intangible Assets" as of October 1, 2001. The application of the transition provisions of this new accounting standard required us to take a non-cash, non-recurring, after-tax charge of approximately $6.5 million effective as of October 2001. The charge eliminated our goodwill accounts.


Fiscal Year Ended September 30, 2001 Compared to the Fiscal Year Ended September 30, 2000

         Net sales. Net sales for the fiscal year ended September 30, 2001 were $198.5 million, a decrease of approximately $19.2 million or 8.8% from the net sales of $217.7 million for the fiscal year ended September 30, 2000.

         Comparable store sales declined by 11.6% (32 stores in base) for the fiscal year ended September 30, 2001 compared to a decrease of 1.1% (18 stores in base) during the prior fiscal year. Management believes the decline in net sales and the decrease in comparable store sales was related to various factors including, but not limited to, erratic levels of consumer confidence, persistent weak economic and industry conditions and high fuel prices. In certain markets these factors have been exaggerated by weather conditions related to the severe impact of tropical storm Allison along the Texas and Louisiana coastlines. Net sales were also impacted by (i) a significant percentage decline in net sales specifically during the month of September 2001 and (ii) the closing of store locations in Miami, Florida and Huntsville, Alabama during our fourth quarter of fiscal 2001. Prior to their closing, the Miami and Huntsville store locations had combined sales of approximately $4.2 million during fiscal 2001 compared to net sales of $7.5 million in the prior fiscal year. In reviewing these store locations, we determined that each store had a sales overlap with certain other Travis Boating Center locations and that we could likely more cost effectively serve our customers through such alternate store locations.

         Included within net sales is revenue that we earn related to F&I Products. The Company, through relationships with various national and local lenders, is able to place financing for its customers' boating purchases. These lenders allow us to "sell" the loan at a rate higher than a minimum rate established by each such lender, and we earn fees based on the percentage increase in the loan rate over the lender's minimum rate (the rate "spread"). We sell these loans without recourse, except that in certain instances we must return the fees earned if the customer repays the loan or defaults in the first 120-180 days. We also sell as a broker, certain types of insurance

(property/casualty, credit life, disability) and extended service contracts. We also sell these products at amounts over a minimum established cost and earn income based upon the profit over the minimum established cost.

         Net sales attributable to F&I Products decreased by 20.5% to approximately $6.6 million in fiscal 2001 from $8.3 million in fiscal 2000. In fiscal 2001, F&I income as a percentage of net sales also decreased to 3.3% from 3.8% in fiscal 2000 due primarily to (i) lower overall net sales, (ii) reductions in overall yields paid by lenders for originating customer finance contracts, (iii) competitive pressures on finance rates (which resulted in lower net spreads achieved in the placement of customer financing) and (iv) with regard to our store locations in Arkansas, certain "caps" or limits on interest rates allowed to be charged by lenders in Arkansas. Decreases in the percentage of customers buying these products (which is referred to as "sell-through"), particularly by purchasers of the larger, more expensive boats and reduced customer demand for certain insurance products have also been limiting factors. Based on these circumstances and recent attempts by certain manufacturers to enhance certain manufacturer warranty products, we believe that net sales of F&I products may continue to decline prior to ultimately stabilizing.

         Gross profit. For the fiscal year ended, September 30, 2001, gross profit decreased 13.0% to $46.4 million from $53.3 million in the prior fiscal year. Gross profit, as a percent of sales, decreased to 24.5% from 23.4% during the same period.

         The decrease in gross profit, both in actual dollars and as a percent of net sales, was primarily related to the Company and certain of our manufacturers offering additional incentives and rebates on various models of boats and outboard engines. The manufacturer incentives and rebates were developed by the manufacturers as part of an effort to stimulate sales due to overall weak industry sales performance. Additionally, we developed other incentives as part of its ongoing inventory reduction plan implemented previously during the summer of the prior 2000 fiscal year. While these programs have impacted gross profit, we were successful in reducing overall inventory levels. Our inventory levels were approximately $65.2 million as of September 30, 2001 versus $78.1 million as of September 30, 2000. See "Liquidity and Capital Resources."

         The decline in net sales attributable to F&I Products has also impacted the gross profit margin. Net sales of these F&I Products, which have a significant impact on the gross profit margin, contributed $6.6 million, or 14.2%, of total gross profit in fiscal 2001, as compared to $8.3 million, or 15.6%, of total gross profit for fiscal 2000. Net sales attributable to F&I Products are reported on a net basis and therefore all of such sales contribute directly to our gross profit. The costs associated with the sale of F&I Products are included in selling, general and administrative expenses.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $41.5 million in fiscal 2001 from $42.3 million in the prior fiscal year. During fiscal 2001 we also had expenses of approximately $321,000 related to closing of the store locations in Miami, Florida and Huntsville, Alabama. Selling, general and administrative expenses, as a percent of net sales, were 20.9% in fiscal 2001, compared to 19.4% in fiscal 2000.

The decrease in selling, general and administrative expenses in actual dollars for the fiscal year ended September 30, 2001 versus the prior fiscal year was primarily attributable to the reduction in wages, commissions and travel/entertainment expenses. We have reduced headcount primarily through attrition and selective position consolidation. The reduction in overall expenses was offset by increases in certain expenses such as utilities, insurance, fuel costs, rent/lease expense and bad debt expense related to reserves on certain accounts receivable.

         Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $2.9 million in fiscal 2001 from $2.6 million for the prior fiscal year. Depreciation and amortization expenses, as a percent of net sales, increased to 1.5% in fiscal 2001 from 1.2% for prior fiscal year.

         The increase in depreciation and amortization expenses, both in actual dollars and as a percent of net sales, was primarily attributable to the depreciation expenses of our recently completed superstore location in San Antonio, Texas, substantial renovations to the Clearwater, Florida store location and other improvements to our asset infrastructure.

         Interest expense. Interest expense decreased to $6.5 million in fiscal 2001 from $6.8 million in the prior fiscal year. However, interest expense increased to 3.3% from 3.1% of net sales in fiscal years 2001 and fiscal 2000, respectively, primarily as a result of the overall decline in net sales for the 2001 fiscal year.

         Interest expense in actual dollars, was positively impacted by decreases in our short term borrowing rates and inventory debt levels relative to the prior fiscal year. The decrease in interest expense was somewhat offset by the incremental interest expense incurred on the additional long term debt related to our new superstore in San Antonio, Texas and other real estate holdings.

         We anticipate continuing to utilize significant amounts of third party financing sources to support our inventories and other assets. Accordingly, we are subject to the impact of increases in interest expenses and other costs associated with such borrowings. See "Risk Factors--Our Substantial Indebtedness Could Restrict Our Operations and Make Us More Vulnerable to Adverse Economic Conditions" and "Quantitative and Qualitative Disclosures About Market Risk."

         Net income/(loss). The Company posted a net loss of approximately $3.3 million for fiscal 2001 versus a net income of approximately $897,000 in fiscal 2000 primarily due to the above described declines in net sales and total gross profit margins. See - "Quarterly Data and Seasonality".

         The following table sets forth certain unaudited quarterly financial data for each of our last eight quarters and such data expressed as a percentage of our net sales for the respective quarters. The information has been derived from unaudited financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.


--------------------------------------------------------------------------------------------------------------------------------
                                                        Fiscal Year 2001                         Fiscal Year 2002
                                                        ----------------                         ----------------
                                                   For the Three Months Ended               For the Three Months Ended
                                                  Dec 31    Mar 31   June 30  Sept 30    Dec 31    Mar 31   June 30   Sept 30
-------------------------------------------------------------------------------------------------------------------------------

Net sales....................................   $ 24,084 $ 57,521   $73,455   $ 43,480   $ 20,666  $ 47,388  $ 67,825  $ 40,644
Gross profit.................................      5,778   13,998    17,620      8,984      4,065    10,469    15,211     7,327
Selling, general and administrative expense..      8,379   10,264    11,984     10,866      7,314     9,010    10,850    11,805
Store Closing Costs..........................         --       --        --        321         --        --        --        --
Operating income/(loss)......................     (3,301)   3,010     4,916    (2,964)    (3,876)       843     3,736   (5,089)
Interest expense.............................      1,847    1,926     1,619     1,141       1,039     1,116     1,054       809
Income/(loss) before cumulative effect of
accounting change and extraordinary loss on
extinguishment of debt.......................     (3,256)     790     2,096    (2,911)    (3,104)     (160)     1,707   (8,577)
Preferred stock dividends....................          --      --       --          --         --        --      (67)     (120)
Cumulative effect of accounting change, net..          --      --       --          --    (6,528)        --        --        --
Extraordinary loss on extinguishment of debt,
net..........................................          --      --       --          --         --        --     (130)        --
Net income/(loss) attributable to
shareholders.................................    (3,256)     790    2,096      (2,911)   (9,632)     (160)     1,577   (8,697)
Basic earnings/(loss) per share before
cumulative effect of accounting change and
extraordinary item...........................       (.74)     .18      .48        (.67)     (.71)     (.04)       .38    (1.98)
Diluted earnings/(loss) per share before
cumulative effect of accounting change and
extraordinary item...........................       (.74)     .18      .48        (.67)     (.71)     (.04)       .27    (1.98)
Preferred stock dividends....................          --      --       --           --        --        --        --     (.03)
Cumulative effect of accounting change, net..          --      --       --           --    (1.50)        --        --        --
Extraordinary loss on extinguishment of debt,
net..........................................          --      --       --           --        --        --     (.02)        --
Basic earnings/(loss) per share attributable
to common shareholders.......................       (.74)     .18      .48        (.67)    (2.21)     (.04)      .35     (2.01)
Diluted earnings/(loss) per share............       (.74)     .18      .48        (.67)    (2.21)     (.04)      .25     (2.01)
Weighted avg. common shares outstanding -
basic........................................       4,387   4,378    4,371        4,363     4,355     4,348    4,344      4,334
Weighted avg. common shares outstanding
-diluted.....................................       4,387   4,378    4,373        4,363     4,355     4,348    6,522      4,334


-----------------------------------------------------------------------------------------------------------------
                                                                  As a Percentage of Net Sales
-----------------------------------------------------------------------------------------------------------------

Net sales.....................................      100.0%  100.0%   100.0%       100.0%    100.0%    100.0%   100.0%     100.0%
Gross profit..................................       24.0    24.3     24.0         20.7      19.7      22.1     22.4       18.0
Selling, general and administrative expense...       34.8    17.8     16.3         25.0      35.4      19.0     16.0       29.0
Operating income/(loss).......................      (13.7)    5.2      6.7         (6.8)    (18.8)      1.8     5.5       (12.5)
Interest expense..............................        7.7     3.3      2.2          2.6       5.0       2.4     1.6         2.0
Income/(loss) before cumulative effect of
accounting change and extraordinary loss on
extinguishment of debt........................      (13.5)    1.4      2.9         (6.7)    (15.0)      0.3     2.4       (21.4)
Cumulative effect of accounting change, net...          --     --       --            --    (31.6)       --      --           --
Extraordinary loss on extinguishment of
debt,net......................................          --     --       --            --       --        --     0.1           --
Income/(loss) attributable to common
shareholders..................................      (13.5)    1.4      2.9         (6.7)    (46.6)      0.3     2.3       (21.4)


         Our business, as well as the sales demand for various types of boats, tends to be highly seasonal. Our strongest sales period begins in January, because many boat and recreation shows are held in that month. Strong sales demand continues from January through the summer months. Of our average annual net sales over the last three fiscal years, over 27% occurred in the quarter ending March 31 and over 37% occurred in the quarter ending June 30. With the exception of our store locations in Florida, our sales are generally significantly lower in the quarter ending December 31. Because the overall sales levels (in most stores) in the December quarter are much less than in the months with warmer weather, we generally have a substantial operating loss in the quarter ending December 31. Because of the difference in sales levels in the warm spring and summer months, versus the cold fall and winter months, if our sales in the months of January through June are weak as a result of lackluster consumer demand, timing of boat shows, bad weather or lack of inventory we will likely suffer significant operating losses.

         Our business is also significantly affected by weather patterns. Weather conditions that are unseasonable or unusual may adversely affect our results of operations. For example, drought conditions or merely reduced rainfall levels, as well as excessive rain, may affect our sale of boating packages and related products and accessories. See "Risk Factors -We Depend on Strong Sales in the First Half of the Year" and "Our Sales Depend on Good Weather."

         Quarterly results may fluctuate due to many factors. Some of these factors include, weather conditions, timing of special events such as boat shows, availability of product and the opening or closing of store locations. Accordingly, the results for any quarterly period may not be indicative of the expected results for any other quarterly period.

         The results for the quarters ended September 30, 2002 and 2001 were negatively impacted by certain events including the expenses related to establishment of reserve allowances on certain inventories, deferred tax assets and accounts receivable.

Liquidity and Capital Resources

         Contractual Commitments and Commercial Commitments

         The following table sets forth a summary of our material contractual obligations and commercial commitments as of September 30, 2002:

Year Ended September 30,                Line of      Long-Term     Convertible    Operating      Total
(000's)                                 Credit          Debt          Notes        Leases
----------------------------------------------------------------------------------------------------------

2003                                 $  50,949 (1)    $ 7,460 (2)                $   3,009     $  61,418
2004                                                    1,332                        2,353         3,685
2005                                                      301      $  1,300          1,663         3,264
2006                                                      227                        1,232         1,459
2007                                                      482                          343           825
Thereafter                                                884                          277         1,161
                                     -------------- ------------- -------------- ------------ ------------
Total                                $  50,949        $10,686      $  1,300      $   8,877     $  71,812
                                     ============== ============= ============== ============ ============

(1) Our inventory borrowing agreements, which originated in January 2000, mature in April 2003.

(2) Includes $6.4 million in real estate loans with a single lender which have been re-classified as current for financial reporting since we are out of compliance with certain financial loan covenants and the loans are subject to demand for repayment prior to their originally scheduled dates of maturity.


         Our short-term cash needs are primarily for working capital to support operations, including inventory requirements, off-season liquidity and store infrastructure. These short-term cash needs have historically been financed with cash from operations and further supplemented by borrowings under our floor plan and revolving credit lines (collectively the "borrowing agreements"). During the fiscal year ended September 30, 2002, we also increased working capital by the issuance of $4.3 million in subordinated convertible notes (of which $3.0 million was repaid in June of 2002) and $8.0 million from the issuance of 80,000 shares of Series A preferred stock.

         At September 30, 2002, we had approximately $4.3 million in cash, $9.7 million in accounts receivable (primarily contracts in transit from sales, manufacturer rebates receivable and other amounts due from manufacturers) and $57.0 million in inventories. Contracts in transit are amounts receivable from a customer or a customer's financial institution related to that customer's purchase of a boat. These asset balances were offset by approximately $5.5 million of accounts payable and accrued liabilities, $50.9 million outstanding under our borrowing agreements and $7.5 million in short-term indebtedness including (i) current maturities of notes payable of $496,000; (ii) a real estate loan in the amount of $529,000 with a balloon payment due at maturity in January 2003 and (iii) $6.4 million in real estate loans with a single lender which have been re-classified as current for financial reporting since we are out of compliance with certain financial loan covenants and the loans are subject to demand for repayment prior to their originally scheduled dates of maturity. (See Risk Factors - "We are Out of Compliance on Certain Loan Agreements and have Been Out of Compliance on Others").

         As of September 30, 2002, the aggregate maximum borrowing limits under our borrowing agreements was $70.0 million, respectively (see Note 14 - "Subsequent Events" in the consolidated audited financial statements of the Company and notes thereto included elsewhere in this Report on Form 10-K).

         At September 30, 2002, we had working capital of approximately $8.5 million. Working capital, as of that date, was reduced by our net loss and the aforementioned $7.5 million, in short term indebtedness classified as a current liability.

         In fiscal 2002, operating activities provided cash flows of $3.9 million due primarily to the decrease of $8.2 million in inventories (as a result of our continued emphasis on inventory reduction strategies) and the collection of the income taxes recoverable. These amounts were offset partially by the net loss of $17.0 million, the cumulative effect of accounting change and a $1.8 million decrease in accounts payable.

         In fiscal 2001, operating activities provided cash flows of $13.5 million due primarily to the decrease of $12.9 million in inventories (as a result of our inventory reduction strategies) and net increases in accounts payable and the collection of the income taxes recoverable. These amounts were offset partially by the net loss of $3.3 million, decreases in accrued liabilities and prepaid expenses.

         Investing activities in fiscal 2002 utilized cash flows of $1.2 million due primarily to the purchase and replacement of assets used in operations of the store locations. These activities were primarily funded through our borrowing agreements and internal cash flows.

         Financing activities in fiscal 2002 provided cash flows of $61,000 primarily from the net proceeds of the issuance of Series A preferred stock and convertible subordinated notes, offset by the repayment of amounts outstanding under our borrowing agreements and under a $3.0 million convertible subordinated note. The repayments under the borrowing agreements were generally from the proceeds of our net reduction in overall inventory levels during the period. We finance substantially all of our inventory and working capital requirements pursuant to borrowing agreements entered into in January 2000 with two commercial finance companies -- Transamerica Commercial Finance Corporation ("TCFC") and GE Commercial Distribution Finance Corporation ("GE") (formerly known as Deutsche Financial Services Corporation ("DFS")). The agreements, which currently have maturity dates of April 2003, have been amended numerous times (See Note 14 - "Subsequent Events" in the consolidated audited financial statements of the Company and notes thereto included elsewhere in this Report on Form 10-K). The agreements contain substantially similar terms and financial ratio based covenant requirements. The maximum aggregate borrowing availability as of September 30, 2002 was limited to a maximum credit limit of $70 million at various prime based or LIBOR based interest rates (varying from 4.75% to 4.8% at September 30, 2002). Borrowings under the agreements are pursuant to a borrowing base, or specific floor plan, advancing formula and are used primarily to finance  inventory  purchases  and for  general  working  capital  requirements.
Substantially all inventory, accounts receivable, furniture, fixtures, equipment, real estate (junior liens) and intangible assets collateralize these borrowing agreements. The terms of the borrowing agreements also provide for:
(i) fees for administrative monitoring, (ii) fees for unused portions of available credit, and (iii) pre-payment fees in the event of our termination of such floor plans prior to their stated original maturity dates. The borrowing agreements also include restrictive loan agreements containing various loan covenants and borrowing restrictions, including minimum financial ratios (governing net worth, current assets, debt to worth percentages and cash flow coverage requirements based upon interest expense and monthly principal and interest payments on debts). Acquisitions, the payment of common stock dividends or repurchases of our common stock are also substantially limited without prior consent. Effective with the results of operations for the three and twelve months ended September 30, 2002, we were in violation of several financial ratio covenants and, subsequent to such time, became in violation of payment requirements for sold and matured inventory.

         Effective on December 30th and 31st, 2002, we entered into Amended and Restated borrowing agreements (the "Amended Agreements") with our senior inventory lenders, TCFC and GE, (formerly "DFS").

     The Amended Agreements included, but were not limited to, the following components:
1. Extension of the maturity date of the respective borrowing agreements from January 31, 2003 to April 30, 2003.
2. Waiver of certain financial, reporting and payment defaults as of the date of the Amended Agreements. The financial default waivers included the re-establishment and modification of new financial ratio levels based upon our current and anticipated financial performance through the maturity date of April 30, 2003. The waived reporting requirements provided us time to finalize our audit report and report on Form 10-K for the fiscal year ended September 30, 2002. The waived payment defaults were the result of our failure to repay certain amounts scheduled to be paid according to the terms of the borrowing agreements, including the timely payment of amounts for sold inventory and scheduled amounts for certain matured inventory. The waivers of the payment defaults were accommodated by the lenders revising the terms under the Amended Agreements to temporarily advance certain funds to us on inventory assets (primarily certain new and used aged inventories) that previously were not eligible assets upon which we could borrow funds. Repayment of the amounts resulting from the payment default is required upon the earlier of, (i) the sale of such inventory providing the basis for the temporary advance, (ii) the receipt by the Company of its projected calendar year 2002 federal income tax refund, or (iii) April 30, 2003.
3. An "Intercreditor Agreement" by and among TCFC, GE and TMRC, L.L.P. (the owner of the Company's outstanding shares of Series A Preferred Stock) to each, individually, provide the Company up to an additional $500,000 of conditional funding (collectively $1.5 million). The requirement of any party to advance funds under this agreement is at each participant's sole and individual discretion. Accordingly, the Company is not guaranteed any advances; or to the extent advances are made; any future or additional advances. Funds may only be used for the general working capital expenses of the Company. As of January 17, 2003, the Company has received $415,000 from each of TCFC, GE and TMRC, L.L.P. (collectively $1,245,000) as advances pursuant to this agreement. (See Risk Factors "Operating Losses and Reduced Financing have Jeopardized our Cash Flow" and Note 14 - "Subsequent Events" in the consolidated audited financial statements of the Company and notes thereto included elsewhere in this Report on Form 10-K).

         We pursued this transaction and financing because of our belief that current and anticipated cash needs through April, 2003 exceed amounts otherwise available to be borrowed under our current credit facilities with TCFC and GE. This projected shortfall is influenced in part by our seasonal trends which include historically low sales levels during the October through December periods. The seasonal lull normally experienced at the end of a calendar year was compounded at the end of 2002 by continued economic uncertainty, weak industry sales trends, and certain revised borrowing terms which have had the effect of reducing our borrowing base during this period.

         Based upon management's initial Fiscal 2003 operating plan, including the (i) sale/leaseback or refinancing of certain assets, (ii) closing additional store locations, (iii) further reducing staff levels and, if necessary, benefits, (iv) reducing expenses or renegotiating fixed payments plus the availability under its borrowing agreements and the additional $1.5 million in conditional funding, management believes that there is potential liquidity to fund our operations and to make required principal payments under the two borrowing agreements and other outstanding debt through the maturity date of April 30, 2003. However, material shortfalls or variances from anticipated performance or the timing of certain expenses or revenues could require us to seek further amendment to the amended borrowing agreements or alternate sources of financing. (See Risk Factors "Operating Losses and Reduced Financing have Jeopardized our Cash Flow"; Risk Factors "Change of Control"; Risk Factors "Financing Arrangements" and Note 1 - "Basis of Presentation" in the
consolidated audited financial statements of the Company and notes thereto included elsewhere in this Report on Form 10-K).

         During the period prior to the expiration of our inventory borrowing agreements on April 30, 2003, we will be revising our business plan to support our required financing arrangements for the remainder of fiscal 2003 and beyond either with our current lenders or from other sources. There is no assurance that renewal of the borrowing agreements will be possible, that further amendments are available to the Company or that we will be successful in obtaining adequate financing arrangements from these or alternate sources.

         As of the date of this report on Form 10-K, management believes the Company to be in compliance with all other terms and conditions of its borrowing agreements and all proposed terms and conditions established pursuant to the aforementioned waivers except as follows:

         We are currently not in compliance with financial covenants of a loan agreement on certain real estate loans with Hibernia National Bank ("Hibernia") requiring (i) minimum cash flow and (ii) minimum tangible net worth. The loan agreement requires:

         Minimum Cash Flow (as defined in the agreement) must exceed 1.5 to 1.0. Based upon the Company's financial results as of September 30, 2002 the Company's ratio is .01 to 1.0 and as such is not in compliance.

         Minimum Tangible Net Worth (as defined in the agreement) must exceed $27.5 million. Based upon the Company's financial results as of September 30, 2002 the Company's tangible net worth is $25.8 million and as such is not in compliance.

         Our inability to continue to (i) negotiate waivers, (ii) to restructure these loans, or (iii) operate without being in compliance would result in a significant and severe financial impact on our business, operating results and financial condition. Also, continued defaults or future defaults under the Hibernia loan agreement would result in a default under our inventory borrowing agreements. The default on this or other debt of the Company could result in financial instability as a result of changes in borrowing terms, demand for immediate repayment or repossession of collateral. This financial instability could result in our Company being unable to continue as a going concern and suspend operations, with one alternative being to seek protection under the appropriate Federal Bankruptcy procedures. If our Company declares for bankruptcy protection under Chapter 11, existing shareholder investments may be diluted substantially or be completely lost through satisfaction of creditor claims. If a Chapter 11 reorganization is not successful, our Company may be forced into Chapter 7, in which case shareholders may lose their investment completely. (See Note 1 - "Basis of Presentation" and Note 14 - "Subsequent Events" in the consolidated audited financial statements of the Company and notes thereto included elsewhere in this Report on Form 10-K).

         As of September 30, 2002, $50.9 million was drawn on the borrowing agreements and we could borrow (i) zero for general working capital purposes, and (ii) an additional $19.1 million solely for the purchase of additional inventories. As we purchase inventory, the amount purchased increases the borrowing base availability and typically the Company makes a determination to borrow. Various manufacturers provide us or our lenders with interest expense assistance under the inventory borrowing agreements in order to subsidize the carrying cost of inventory. Accordingly, no interest expense is recorded during portions of the year (generally August through May) for certain borrowings under these agreements. Discontinuance of these agreements could result in an increase to interest expense.

         Merchandise inventories were $57.0 million and $65.2 million as of September 30, 2002 and 2001, respectively. Accounts receivable, on a net basis, decreased by approximately $1.7 million to $9.7 million at the end of fiscal 2002 from the same time one year earlier due to collection of receivables and an increase in the allowance. Noncompete agreements decreased by approximately $450,000 to $1.2 million in fiscal 2002 due to the scheduled amortization of this asset, pursuant to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142") effective as of October 1, 2002. In accordance with SFAS 142, we completed goodwill impairment tests as required. The tests involved the use of estimates related to the fair market value of the business with which the goodwill is associated. As a result of the transitional impairment test, which considered factors including the significant negative industry and economic trends impacting current operations and our market capitalization relative to our net book value, we recorded a non-cash, after tax charge of $6.5 million as a cumulative effect of accounting change as of October 1, 2001. The non-cash, after tax charge resulted in the elimination of the entire goodwill balance from our balance sheet.

         We had capital expenditures of approximately $1.1 million in fiscal 2002 and approximately $1.5 million in fiscal 2001. Capital expenditures during fiscal 2002 and 2001 were primarily used for the purchase and replacement of assets used in operations of the store locations. These capital expenditures were funded through our borrowing agreements and internal cash flows.

New Accounting Standards

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 is effective for financial statements relating to fiscal years beginning after June 15, 2002. There was no material impact from adoption of this statement on October 1, 2002.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. There was no material impact from adoption of this statement on October 1, 2002.

         In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt", Rescission of SFAS 44, "Accounting for Intangible Assets of Motor Carriers", Rescission of SFAS 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements", Amendment of SFAS 13, "Accounting for Leases", and Technical Corrections (SFAS 145). SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We do not expect SFAS 145 to have a material effect on our financial statements except for the reclassification of the extraordinary items recorded in fiscal 2002 to operating expenses.

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses the financial accounting and reporting for the costs associated with exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect SFAS 146 to have a material effect on our financial statements.

         In November 2002, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor". EITF 02-16 establishes the accounting standards for the recognition and measurement of cash consideration paid by a vendor to a reseller. EITF 02-16 is effective for interim period financial statements beginning after December 15, 2002, with early adoption permitted. We have not yet determined the impact, if any, EITF 02-16 will have on our financial statements.

Inflation

         The Company believes that inflation generally has not had a material impact on its operations or liquidity to date.

Item 7A.  Quantitative And Qualitative Disclosures About Market Risk

         At September 30, 2002, approximately 89.6% of the Company's notes payable and other short term obligations bear interest at variable rates, generally tied to a reference rate such as the LIBOR rate or the prime rate of interest of certain banks. During the fiscal year ended September 30, 2002, the average rate of interest of such variable rates was 5.10%. Increases in the variable interest rates would result in increased interest expense and decreased earnings and cashflow. Assuming the same level of borrowings for the year ended September 30, 2002, which averaged approximately $69.0 million, an increase of 2% in the average rate of interest would result in an increase in fiscal 2002 interest expense of approximately $1.4 million and an increase in the fiscal

2002 net loss. After-tax cashflow would have decreased by approximately $896,000. Conversely, a decrease in the average rate of interest would result in decreased interest expense and a decrease in net loss and improved after-tax cashflow.

Item 8.  Financial Statements

         For the financial  statements and  supplementary  data required by this
Item 8, see the Index to Consolidated Financial Statements and Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers

         There is incorporated herein by reference that portion of the Company's proxy statement for the 2003 Annual Meeting of Shareholders which appears therein under the captions "Item 1: Election of Directors" and "Information Concerning Directors."

Item 11. Executive Compensation

         There is incorporated in this Item 11 by reference that portion of the Company's definitive proxy statement for the 2003 Annual Meeting of Shareholders which appears under the caption "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

         There is incorporated in this Item 12 by reference that portion of the Company's definitive proxy statement for the 2003 Annual Meeting of Shareholders which appears under the caption "Securities Holdings of Principal Shareholders, Directors, Nominees and Officers."

Item 13. Certain Relationships and Related Transactions

         During the fiscal year ended September 30, 2002 the Company purchased approximately $3.8 million , or 3.6% of its inventory purchases from affiliates of Tracker. There is incorporated in this Item 13 by reference that portion of the Company's definitive proxy statement for the 2003 Annual Meeting of Shareholders which appears under the captions "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation."


                                    PART IV

Item 14. Controls and Procedures

         Within the 90 days prior to the date of filing this Form 10-K, the Company performed an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

         There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements - The following consolidated financial statements of
the  Company  are  included  following  the  Index  to  Consolidated   Financial
Statements and Schedules on page F-1 of this Report.

     Report of Independent Auditors................               F-2
     Consolidated Balance Sheets...................               F-3
     Consolidated Statements of Operations.........               F-5
     Consolidated Statements of Stockholders' Equity              F-6
     Consolidated Statements of Cash Flows.........               F-7
     Notes to Consolidated Financial Statements....               F-9

(a) 2. Financial Statement Schedules - All schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

(a) 3. Exhibits - The following Exhibits are incorporated by reference to the filing or are included following the Index to Exhibits.

                                INDEX TO EXHIBITS

         (a)   Exhibits:

3.1                --Restated Articles of Incorporation of the Registrant, as amended.(1)
3.2                --Restated Bylaws of the Registrant, as amended.(1)
4.1                --A copy of the Travis Boats & Motors,  Inc.  Statement of Designations of 6% Series A
                   Cumulative Convertible Preferred  Stock  dated March 12,  2002. (9)
4.2                --Warrant to Purchase  Series A Preferred Stock of  Travis  Boats &  Motors,  Inc. (9)
4.3                Travis  Boats & Motors,  Inc.  Amended and  Restated Statement  of  Designations  of 6%
                   Series  A  Cumulative  Convertible Preferred  Stock dated April 8, 2002. (10)
9.1                --Voting Trust Agreement, dated as of January 7, 2003, by and between Travis Boats & Motors,
                   Inc., and TMRC, L.L.P. (11)
10.2(a)            --[Intentionally left blank]
10.2(b)            --Dealer Agreement dated as of October 13, 1995, between the Company and Outboard
                      Marine Corporation.(1)
10.3 , 10.4        --[Intentionally left blank]
10.5(a,b)          --[Intentionally left blank]
10.6(a,b)          --[Intentionally left blank]
10.7(a,b)          --[Intentionally left blank]
10.8(a - i)        --[Intentionally left blank]
10.9(a,b,c)        --[Intentionally left blank]
10.10(a,b)         --[Intentionally left blank]
10.11 - 10.14      --[Intentionally left blank]
10.15              --Asset Purchase Agreement dated as of September 20, 1995, by and among Red River
                     Marine, Inc., Red River Marine, Inc. #2, and TBC Arkansas, Inc.(1)
10.16              --Promissory Note dated September 20, 1995, in the original principal amount of $800,000,
                      Payable by TBC Arkansas, Inc. to Benny Hargrove.(1)
10.17(a)           --Promissory  Note dated as of September  20, 1995, in the original  principal amount of $462,145.53,  payable by TBC
                      Arkansas, Inc. to Red River Marine, Inc. #2.(1)


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


10.65              --Travis Boats & Motors, Inc. Subordinated Note Purchase Agreement between Travis Boats &
                     Motors, Inc. and Brunswick Corporation, dated as of December 14, 2001.
10.66              --Travis Boats & Motors, Inc. Subordinated Note Purchase Agreement between Travis Boats &
                     Motors, Inc. and Shareholder Purchasers, dated as of December 14, 2001.
10.67              --Form of Convertible Subordinated Promissory Note (Travis Boats & Motors, Inc. to
                     Shareholder Purchaser), dated as of December 14, 2001.
10.68              --Preferred  Stock and Warrant  Purchase Agreement,  by and  between  Travis  Boats &
                     Motors, Inc.,  and TMRC,  L.L.P.,  dated March 13,  2002. (9)
10.69              --Tracker/Travis  Master Dealer  Agreement  (Master Dealer Supply Agreement),  by and
                     between Travis Boats & Motors, Inc., and Tracker Marine,  L.L.C., dated March 13, 2002.
                     (12)
10.70              --TBC Management, Ltd. Amendment No. 2 to Employment Agreement with Mark T. Walton, dated
                     March 13, 2002. (9)
10.71              -- TBC Management, Ltd. Amendment No. 2 to Employment Agreement with Michael B. Perrine, dated March 13, 2002. (9)
10.72              -- TBC Management, Ltd. Amendment No. 2 to Employment Agreement with Ronald L. Spradling, dated March 13, 2002. (9)
10.73              -- Amendment No. 3 to Travis Boats & Motors, Inc. Loan and Security Agreement by and
                      between Travis Boats & Motors, Inc. and Transamerica Commercial Finance Corporation,
                      dated March 13, 2002. (9)
10.74              -- Consent and Waiver by and between Travis Boats &  Motors, Inc. and Transamerica
                      Commercial  Finance Corporation (Re: Tracker Marine L.L.C.), dated as of  March 7, 2002.
                      (9)
10.75              -- Consent and Waiver by and between Travis Boats & Motors, Inc. and Deutsche Financial
                      Services Corporation (Re: Tracker Marine L.L.C.), dated as of March 7, 2002. (9)
10.76              -- Consent and Waiver by and between Travis Boats & Motors, Inc. and Hibernia National Bank
                      (Re: Tracker Marine L.L.C.), dated as of March 12, 2002. (9)
10.77              -- Term Sheet, dated January 7, 2003, by and between Travis Boats & Motors, Inc., and TMRC,
                      L.L.P.(11)
10.78              -- Loan and Security Agreement, dated as of January 7, 2003, by and between Travis Boats &
                      Motors, Inc., and TMRC, L.L.P. (11)
10.79              -- Amendment Regarding Amended and Restated Loan and Security Agreement by and among Travis
                      Boats & Motors, Inc., certain of its subsidiaries, and GE Commercial Distribution
                      Finance Corporation, formerly known as Deutsche Financial Services Corporation ("CDF").
                      (11)
10.80              -- Amendment No. 4 to Travis Boats & Motors, Inc., Loan and Security Agreement, by and
                      between Travis Boats & Motors, Inc., and Transamerica Commercial Finance Corporation.
                      (11)
10.81              -- Security Agreement - Tax Refund, by and between Travis Boats & Motors, Inc., and
                      Transamerica Commercial Finance Corporation, as agent for Transamerica Commercial
                      Finance Corporation, GE Commercial Distribution Finance Corporation and TMRC, L.L.P. (11)
10.82              -- Assignment of Tax Claim, given by Travis Boats & Motors, Inc., to Transamerica
                      Commercial Finance Corporation, as agent for Transamerica Commercial Finance
                      Corporation, GE Commercial Distribution Finance Corporation and TMRC, L.L.P. (11)
10.83              -- Option Agreement dated January 7, 2003, by and between Mark T. Walton and TMRC, L.L.P.
                      (11)
10.84              -- Option Agreement dated January 7, 2003, by and between Robert C. Siddons and TMRC,
                      L.L.P. (11)
10.85              -- Intercreditor Agreement (Travis Tax Refund), by and among Transamerica Commercial
                      Finance Corporation, TMRC, L.L.P., GE Commercial Distribution Finance Corporation and
                      Transamerica Commercial Finance Corporation as tax refund agent. (11)


10.86              -- Stock Option Cancellation Agreement dated January 7, 2003, by and between Travis Boats &
                      Motors, Inc., and Michael B. Perrine. (11)
10.87              -- Stock Option Cancellation Agreement dated January 7, 2003, by and between Travis Boats &
                      Motors, Inc., and Mark T. Walton. (11)
10.88              -- Stock Option Cancellation Agreement dated January 7, 2003, by and between Travis Boats &
                      Motors, Inc., and Ronnie L. Spradling. (11)
10.89              -- Stock Option Cancellation Agreement dated January 7, 2003, by and between Travis Boats &
                      Motors, Inc., and Richard Birnbaum. (11)
10.90              -- Amendment No. 3 to Employment Agreement, by and between Ronald L. Spradling and TBC
                      Management, Ltd., a Texas limited partnership, and agreed to and accepted by Travis
                      Boats & Motors, Inc., a Texas corporation. (11)
10.91              -- Amendment No. 3 to Employment Agreement, by and between Mark T. Walton and TBC
                      Management, Ltd., a Texas limited partnership, and agreed to and accepted by Travis
                      Boats & Motors, Inc., a Texas corporation. (11)
10.92              -- Amendment No. 3 to Employment Agreement, by and between Michael B. Perrine and TBC
                      Management, Ltd., a Texas limited partnership, and agreed to and accepted by Travis
                      Boats & Motors, Inc., a Texas corporation. (11)
11.1               -- Travis Boats & Motors, Inc., Earnings Press Release dated December 31, 2002. (11)
21.1               -- List of Subsidiaries of Registrant.(7)
23.1               -- Consent of Independent Auditors.
99.4               -- Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark T.
                      Walton.
99.5               -- Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael B.
                      Perrine.


(1) Incorporated by reference to the Company's Registration Statement on Form S-1 effective June 26, 1996 (File No. 333-03283).
(2) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on December 31, 1996 (File No. 000-20757).
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 15, 1997 (File No. 000-20757).
(4) Incorporated by reference to the Company's Annual Report on Form 10-K filed December 29, 1997 (File No. 000-20757).
(5) Incorporated by reference to the Company Registration Statement on Form S-8 (File No. 333-41981).
(6) Portions of this exhibit have been omitted and are subject to an application for confidential treatment filed separately with the Commission.
(7) Incorporated by reference to the Company's Annual Report on Form 10-K/A filed with the Commission on January 13, 2000 (File No. 600-20757).
(8) Incorporated by reference to the Company's Annual Report on Form 10-Q filed with the Commission on August 14, 2001 (File No. 000-20757).
(9) Incorporated by reference to the Company's Periodic Report on Form 8-K filed with the Commission on March 13, 2002.
(10) Incorporated by reference to the Company's Periodic Report on Form 8-K/A filed with the Commission on April 17, 2002.
(11) Incorporated by reference to the Company's Periodic Report on Form 8-K filed with the Commission on January 15, 2003.
(12) Incorporated by reference to the Company's Periodic Report on Form 8-K/A filed with the Commission on July 12, 2002.



         No annual report or proxy material has been sent to security holders as of the date of this Report on Form 10-K; however, the Company anticipates sending the annual report and proxy materials on or before any applicable deadlines. When such a report and proxy materials are furnished, the Registrant will furnish copies of such materials to the Commission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Travis Boats & Motors, Inc.
Date:  January 20, 2003                    By:  /s/ MARK T. WALTON
                                             ----------------------------------
                                                     Mark T. Walton
                                             Chairman of the Board and President



                      POWER OF ATTORNEY TO SIGN AMENDMENTS

         KNOW ALL BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Mark T. Walton his true and lawful attorney-in-fact and agent for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to the Travis Boats & Motors, Inc. Annual Report on Form 10-K for the year ending September 30, 2002, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully, to all intents and purposes, as they or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof. This Power of Attorney has been signed below by the following persons in the capacities and on the dates indicated.

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

Name                                   Title                                       Date Signed
----                                   -----                                       -----------

/S/ MARK T. WALTON                    Chairman of the Board, President and
---------------------------           Director (Principal Executive Officer)       January 20, 2003
Mark T. Walton

/S/ MICHAEL B. PERRINE                Chief Financial Officer, Secretary and
---------------------------           Treasurer (Principal Financial and           January 20, 2003
Michael B. Perrine                    Accounting Officer)

/S/ RONNIE L. SPRADLING               Executive Vice President-New Store
---------------------------           Development, Director                        January 20, 2003
Ronnie L. Spradling

/S/ RICHARD BIRNBAUM
---------------------------
Richard Birnbaum                       Director                                    January 20, 2003

/S/ KENNETH BURROUGHS
---------------------------
Kenneth Burroughs                      Director                                    January 20, 2003

/s/ JAMES P. KARIDES, CPA
---------------------------
James P. Karides, CPA                  Director                                    January 20, 2003

/S/ ROBERT L. RING
---------------------------
Robert L. Ring                         Director                                    January 20, 2003

/S/ ROBERT C. SIDDONS
---------------------------
Robert C. Siddons                      Director                                    January 20, 2003



                                  CERTIFICATION

I, Mark T. Walton certify that:

1.   I have  reviewed  this annual report on Form 10-K of Travis Boats & Motors,
     Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions): a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    /s/ Mark T. Walton
                                    -------------------------------------
                                    Mark T. Walton, President and Chairman

Date: January 20, 2003

                                  CERTIFICATION

I, Michael B. Perrine certify that:

1.   I have  reviewed  this annual report on Form 10-K of Travis Boats & Motors,
     Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions): a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    /s/ Michael B. Perrine
                                    ---------------------------------------
                                    Michael B. Perrine, Chief Financial
                                    Officer, Secretary and Treasurer

Date: January 20, 2003

                  Travis Boats & Motors, Inc. and Subsidiaries

                        Consolidated Financial Statements


Years ended September 30, 2002, 2001 and 2000

                                    Contents


Report of Independent Auditors............................................F-2

Audited Consolidated Financial Statements

Consolidated Balance Sheets...............................................F-3

Consolidated Statements of Operations.....................................F-5

Consolidated Statements of Stockholders' Equity...........................F-6

Consolidated Statements of Cash Flows.....................................F-7

Notes to Consolidated Financial Statements................................F-8

                         Report of Independent Auditors

The Board of Directors
Travis Boats & Motors, Inc.  and Subsidiaries


We have audited the accompanying consolidated balance sheets of Travis Boats & Motors, Inc. and Subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Travis Boats & Motors, Inc. and Subsidiaries as of September 30, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Travis Boats & Motors, Inc. will continue as a going concern. The Company has incurred recurring operating losses and has expressed concerns that current working capital demands may exceed cash resources. In addition, the Company has not complied with certain covenants of loan agreements with its lenders. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

                              /s/ Ernst & Young LLP

Austin, Texas

November 22, 2002,
except for Notes 1, 4, 5 and 14, as to which the date is January 7, 2003

                  Travis Boats & Motors, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)



                                                                                       September 30,
                                                                                2002                    2001
                                                                           ---------------          -------------

Assets
Current assets:
Cash and cash equivalents                                                          $4,253                 $1,388
Accounts receivable, net of allowance for doubtful accounts
of $2,058 in 2002 and $527 in 2001                                                  9,681                 11,351
Prepaid expenses                                                                    1,009                    779
Income taxes recoverable and deferred tax asset                                       611                  1,432
Inventories                                                                        56,957                 65,164
                                                                           ---------------          -------------

Total current assets                                                               72,511                 80,114

Property and equipment:
     Land                                                                           5,982                  5,982
     Buildings and improvements                                                    15,899                 15,485
     Furniture, fixtures and equipment                                              9,327                  8,762
                                                                           ---------------          -------------
                                                                                   31,208                 30,229

Less accumulated depreciation                                                     (9,820)                (7,887)
                                                                           ---------------          -------------
                                                                                   21,388                 22,342

Deferred tax asset                                                                     --                    488

Goodwill, net of accumulated amortization of  $1,396 in 2001                           --                  8,809

Noncompete agreements,  net of accumulated amortization of $2,061 in 2002           1,149                  1,607
and $1,603 in 2001

Other assets                                                                          384                    320
                                                                           ---------------          -------------
Total assets                                                                      $95,432               $113,680
                                                                           ===============          =============

See accompanying notes.




                                                                                        September 30,
                                                                                  2002                  2001
                                                                              -------------         -------------
Liabilities
Current liabilities:

     Accounts payable                                                               $4,122                $5,875

     Accrued liabilities                                                             1,439                 1,203

     Floor plan and revolving lines of credit payable                               50,949                58,874

     Current portion of notes payable and other short term obligations               1,025                 2,204
     Notes payable in default, classified as short term obligations                  6,436                   ---

Total current liabilities                                                           63,971                68,156

     Notes payable, less current option                                              3,225                 9,375
     Convertible notes                                                               1,300                   ---

Stockholders' equity:
     Series A Preferred stock, $100 par value,  1,000,000 shares authorized,         8,000                    __
     80,000  shares and 0 shares  issued and  outstanding  at September  30,
     2002 and 2001, respectively
     Common stock, $.01 par value,  50,000,000 shares authorized,  4,329,727            43                    44
     and 4,359,027  shares issued and  outstanding at September 30, 2002 and
     2001, respectively

Paid-in capital                                                                     15,109                15,342

Retained earnings                                                                    3,784                20,763
                                                                              -------------         -------------

Total stockholders' equity                                                          26,936                36,149

                                                                              -------------         -------------
Total liabilities and stockholders' equity                                         $95,432              $113,680
                                                                              =============         =============

See accompanying notes.






                  Travis Boats & Motors, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                        (in thousands, except share data)


                                                                                 Year ended September 30,
                                                                              2002         2001         2000
                                                                           --------------------------------------

Net sales.................................................................   $176,523     $198,539     $217,718

Cost of sales.............................................................   $139,451     $152,160      164,409
                                                                           --------------------------------------

Gross profit..............................................................     37,072       46,379       53,309

Selling, general and administrative expenses..............................     38,984       41,492       42,326
Store closing costs.......................................................        ---          321          ---
Depreciation and amortization.............................................      2,474        2,906        2,645
                                                                           --------------------------------------
                                                                               41,458       44,719       44,971

Operating income/(loss)...................................................    (4,386)        1,660        8,338

Interest expense..........................................................    (4,018)      (6,533)      (6,848)

Other income/(expense)....................................................         39           43          (26)
                                                                           --------------------------------------

Income/(loss) before income taxes, cumulative effect of accounting
       change and extraordinary item......................................    (8,365)      (4,830)        1,464

Income tax (expense)/benefit..............................................    (1,769)        1,549        (567)
                                                                           --------------------------------------

Income/(loss) before cumulative effect of accounting change
        and extraordinary item............................................  $(10,134)     $(3,281)         $897
                                                                           ======================================

Cumulative effect of accounting change, net of taxes of $2,281............    (6,528)          ---          ---
Extraordinary loss on extinguishment of debt, net of taxes of $76.........      (130)          ---          ---
                                                                           --------------------------------------
     Net income/(loss)....................................................  $(16,792)     $(3,281)         $897
                                                                           ======================================

Preferred stock dividends.................................................      (187)          ---          ---
                                                                           --------------------------------------
     Net income/(loss) attributable to common shareholders................  $(16,979)     $(3,281)         $897
                                                                           ======================================

Basic/Diluted Earnings/(Loss) per share:
Income/(loss) before cumulative effect of accounting change
        And extraordinary item............................................    $(2.33)       $(.75)         $.20
Preferred stock dividends.................................................      (.05)
Cumulative effect of accounting change....................................     (1.50)          ---          ---
Extraordinary loss on extinguishment of debt..............................      (.03)          ---          ---
                                                                           --------------------------------------
     Net income/(loss)....................................................    $(3.91)       $(.75)         $.20
                                                                           ======================================

See accompanying notes.

                  Travis Boats & Motors, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)


                                           Common                                           Paid-in    Retained
                                                                                            Capital    Earnings      Total
                                                                  Preferred
                                           Shares      Amount      Shares       Amount
                                         ------------------------------------------------------------------------------------

Balance at September 30, 1999                  4,326       $ 43        -----       $ ----    $14,402       23,147     37,592
                                         ------------------------------------------------------------------------------------

     Issuance of common stock                      2      -----        -----        -----         22        -----         22
     Issuance of common stock in
     purchase of business                         86          1                                1,099        -----      1,100
     Repurchase and cancellation of
     common stock                               (15)      -----        -----        -----       (59)        -----       (59)

Net income                                     -----      -----        -----        -----      -----          897        897

                                         ------------------------------------------------------------------------------------
Balance at September 30, 2000                  4,399         44        -----        -----     15,464       24,044     39,552
                                         ------------------------------------------------------------------------------------

     Repurchase and cancellation of
     common stock                               (40)      -----        -----        -----      (122)        -----      (122)

Net loss                                       -----      -----        -----        -----      -----      (3,281)    (3,281)

                                         ------------------------------------------------------------------------------------
Balance at September 30, 2001                  4,359        $44        -----        -----    $15,342      $20,763    $36,149
                                         ------------------------------------------------------------------------------------

       Repurchase and cancellation of
       common stock                             (29)        (1)        -----        -----       (55)        -----       (56)
       Issuance  of Series A  preferred
       stock                                   -----      -----           80        8,000      (178)        -----      7,822
       Preferred stock dividends               -----      -----        -----        -----      -----        (187)      (187)

Net loss                                       -----      -----        -----        -----      -----     (16,792)   (16,792)

                                         ------------------------------------------------------------------------------------
Balance at September 30, 2002                  4,330        $43           80       $8,000    $15,109      $ 3,784    $26,936
                                         ------------------------------------------------------------------------------------

See accompanying notes.


                  Travis Boats & Motors, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                  Year Ended September 30,
                                                                                2002         2001        2000
                                                                             ------------------------------------
Operating activities
Net income/(loss)                                                              $(16,792)   $ (3,281)        $897
Adjustments to reconcile net income/(loss) to net cash
provided by (used in) operating activities:
     Depreciation                                                                  2,016       2,018       1,791
     Amortization                                                                    458         888         854
     Cumulative effect of accounting change, net                                   6,528          --          --
     Deferred income taxes                                                           595       (320)        (18)
     Changes in operating assets and liabilities:
       Accounts receivable                                                         1,670         265         805
       Prepaid expenses                                                            (230)         144         254
       Inventories                                                                 8,208      12,915     (2,379)
       Other assets                                                                 (64)        (74)        (47)
       Accounts payable                                                          (1,753)       1,516         746
       Accrued liabilities                                                           236       (623)     (1,502)
       Income taxes recoverable/income tax payable                                 2,995          43     (4,188)
                                                                             ------------------------------------

Net cash provided by (used in) operating activities                                3,867      13,491     (2,787)

Investing activities
Purchase of businesses                                                               ---         ---     (1,034)
Purchase of property and equipment                                               (1,063)     (1,495)     (4,762)
                                                                             ------------------------------------

Net cash used in investing activities                                            (1,063)     (1,495)     (5,796)

Financing activities

Net increase (decrease) in notes payable and other short-term obligations      $ (8,818)  $ (13,457)      $7,466
Proceeds from issuance of convertible subordinated notes                           4,300
Repayments of convertible subordinated notes                                     (3,000)        --            --
Net proceeds from issuance of preferred stock                                      7,822        --            --
Net proceeds (payments) from issuance (repurchase) of common stock                  (56)       (122)        (37)
Preferred stock dividends                                                          (187)        --            --
                                                                            -------------------------------------

Net cash provided by (used in) financing activities                                   61    (13,579)       7,429
Change in cash and cash equivalents                                                2,865     (1,583)     (1,154)
Cash and cash equivalents, beginning of year                                       1,388       2,971       4,125
                                                                            -------------------------------------

                                                                            -------------------------------------
Cash and cash equivalents, end of year                                            $4,253      $1,388      $2,971
                                                                            =====================================


Supplemental Disclosure of Debt and Stock Issued in Purchase of Business
-----------------------------------------------------------------------------
                                                                                  Year Ended September 30,
                                                                                2002        2001        2000
                                                                            -------------------------------------

Debt issued in purchase of businesses                                              $ ---       $ ---      $ ---
Stock issued in purchase of businesses                                             $ ---       $ ---      $1,100

See accompanying notes.

                  Travis Boats & Motors, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


1.     Basis of Presentation

         The Company finances substantially all of its inventory and working capital requirements pursuant to inventory borrowing agreements entered into in January 2000 with two commercial finance companies. The agreements have maturity dates of April 30, 2003 (see Note 14 - "Subsequent Events"). As of September 30, 2002, the Company was in violation of certain financial, reporting and payment covenants pursuant to such agreements primarily as a result of recurring operating losses. Management has also expressed concerns that current working capital demands may exceed cash resources. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

         Effective December 30 and 31, 2002, the Company entered into amended and restated inventory borrowing agreements with these two commercial finance companies which extended the maturity date of the respective borrowing agreements to April 30, 2003 (see Note 14). The amended and restated inventory borrowing agreements also waived financial, reporting and payment defaults through the date of the agreement and established new financial covenant ratio levels based upon the Company's current and anticipated performance through
April 30, 2003. In connection with the amended and restated borrowing agreements, the Company also entered into an agreement with these two commercial finance companies and the Company's major shareholder which would provide up to an additional $1.5 million of conditional funding. Management believes that the Company will be able to meet financial covenants established in the amended and restated borrowing agreements based upon the Company's current and anticipated performance through April 30, 2003. Upon maturity of the borrowing agreements on April 30, 2003, the Company plans to negotiate either an extension of the existing borrowing agreements or new borrowing agreements that will provide financing terms similar to the current agreements. However, the successful achievement of these objectives is uncertain, and the failure to meet financial covenants or to extend or renew borrowing agreements upon maturity would significantly impact the Company's ability to purchase inventory and conduct operations at its intended level.

2.  Summary of Significant Accounting Policies

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

2.       Summary of Significant Accounting Policies (continued)

         Allowance for Doubtful Accounts

         Accounts receivables consist primarily of amounts due from financial institutions upon sales contract funding, amounts due from manufacturers or vendors under rebate programs, amounts due from manufacturers or vendors under warranty programs and amounts due from customers for services. The Company routinely evaluates the collectibility of accounts receivable focusing on amounts due from manufacturers, vendors and customers. If events occur and market conditions change, causing collectibility of outstanding accounts receivable to become unlikely, the Company records an increase to its allowance for doubtful accounts. The Company evaluates the probability of collection of outstanding accounts receivable based several factors which include but are not limited to the following: 1) age of the outstanding accounts receivable, 2) financial condition of the manufacturer, vendor or customer, and 3) discussions or correspondence with the manufacturer, vendor or customer. The Company determines the allowance for doubtful accounts based upon both specific identification and a general allowance for accounts outstanding for a specified period of time.

         The accounts receivable balances consisted of the following (in thousands):

                                                    September 30,
                                                  2002          2001
                                             -----------------------------

Trade receivables                                   $ 4,712       $ 4,584
Amounts due from manufacturers                        6,377         6,691
Other receivables                                       650           603
Allowance for doubtful accounts                     (2,058)         (527)
                                             -----------------------------
                                                     $9,681       $11,351
                                             =============================


Activity in the Company's allowance for doubtful accounts is as follows (in thousands):


Balance at September 30, 1999                                        $247
                                                               -------------
     Additions charged to costs and expenses                          187
     Write-offs of uncollectible accounts                           (156)

--------------------------------------------------------------------------------

Balance at September 30, 2000                                        $278
                                                               -------------
     Additions charged to costs and expenses                          479
     Write-offs of uncollectible accounts                           (230)

--------------------------------------------------------------------------------

Balance at September 30, 2001                                        $527
                                                               -------------
     Additions charged to costs and expenses                        2,030
     Write-offs of uncollectible accounts                           (499)


                                                               -------------
Balance at September 30, 2002                                      $2,058
                                                               =============

Inventories

         Inventories consist of boats, motors, trailers and related watersport parts and accessories. Inventories are carried at the lower of cost or market. Cost for boats, motors and trailers is determined using the specific identification method. Cost for parts and accessories is determined using the first-in, first-out method. If the carrying amount of our inventory exceeds its fair value, we write down our inventory to its fair value. We utilize our historical experience and current sales trends as the basis for our lower of cost or market analysis. Changes in market conditions, lower than expected customer demand, closing of additional store locations and changing technology or features could result in additional obsolete inventory that is unsaleable or only saleable at reduced prices, which could require additional inventory reserve provisions.

         Such events and market conditions include but are not limited to the following: 1) deteriorating financial condition of the manufacturer resulting in discontinuance and lack of manufacturer's warranty for certain boats, motors or other products, 2) introduction of new models or product lines by manufacturers resulting in less demand for previous models or product lines, 3) Company initiatives to promote unit sales and reduce inventory levels for new and/or used inventory by reducing sales prices, and 4) Competing boat retailers in various markets in which the Company operates may offer sales incentives such as price reductions.

Inventories consisted of the following (in thousands):

                                                                    September 30,
                                                              2002                 2001
                                                          -------------       ---------------

New boats, motors and trailers                                 $47,120               $53,596

Used boats, motors and trailers                                  5,071                 5,330

Parts, accessories and other                                     6,179                 6,722

Valuation allowance                                            (1,413)                 (484)
                                                          -------------       ---------------

                                                               $56,957               $65,164
                                                          =============       ===============


Activity in the Company's inventory valuation allowance is as follows (in thousands):

Balance at September 30, 1999                                                 $379
                                                                      -------------
     Additions charged to costs and expenses                                    38
     Inventory write-offs                                                      -0-

Balance at September 30, 2000                                                  417
                                                                      -------------
     Additions charged to costs and expenses                                   155
     Inventory write-offs                                                     (88)

Balance at September 30, 2001                                                  484
                                                                      -------------
     Additions charged to costs and expenses                                   956
     Inventory write-offs                                                     (27)
                                                                      -------------
Balance at September 30, 2002                                               $1,413
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

Income Taxes

         In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, deferred income taxes are provided for temporary differences between the basis of assets and liabilities for financial reporting purposes and for income tax return purposes. The Company routinely evaluates its recorded deferred tax assets to determine whether it is more likely than not that such deferred tax assets will be realized. During the quarter ended September 30, 2002, the Company determined that for deferred tax assets that could not be realized by carryback to prior tax years it was more likely than not that such deferred tax assets would not be realized and accordingly a full valuation allowance was necessary for these deferred tax assets.

Intangible Assets

         Amounts assigned to intangible assets are amortized over the respective estimated useful lives using the straight-line method as follows:

         Noncompete agreements  --  7 years             Goodwill --  25 years (prior to fiscal 2002)

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

         The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142") effective October 1, 2001. SFAS 142 provides that separable intangible assets that have finite lives will continue to be amortized over their useful lives and that goodwill and indefinite-lived intangible assets will no longer be amortized but will be reviewed for impairment annually, or more frequently if impairment indicators arise. The Company operates as one reporting unit for goodwill impairment testing.

Pre-opening Costs

         Pre-opening costs related to new store locations are expensed as incurred.

Significant Suppliers

         The Company has historically purchased substantially all of its new outboard motors for use on its Travis Edition boat packages from a limited group of manufacturers. During the 2002, 2001 and 2000 fiscal years this included outboard motors purchased from American Suzuki Motor Corporation (fiscal 2002), Brunswick Corporation (fiscal 2000-2002) and Outboard Marine Corporation (fiscal
2000).

         Approximately   36%,  42%  and  33%  of  the  Company's  net  purchases
(including product purchased in acquisitions) in fiscal 2002, 2001 and 2000, respectively, were manufactured by boat suppliers owned by Genmar Holdings.

Advertising Costs

         Advertising costs are expensed as incurred and were approximately $1,435,000, $2,295,000 and $2,618,000 during the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

Reclassifications

         Certain  amounts in the 2001 and 2000  financial  statements  have been reclassified to conform with the classifications in the 2002 financial statements with no effect on previously reported net income/(loss) or stockholders' equity.

3.  Earnings/(Loss) Per Share

                                                                                  Year Ended September 30,
                                                                                2002         2001        2000
                                                                             ------------------------------------
                                                                          (in  thousands,  except  per  share data)
Numerator:
     Net income/(loss) before cumulative effect of accounting
       change and extraordinary item                                         $(10,134)     $ (3,281)      $  897
       Cumulative effect of accounting change, net of tax                      (6,528)          --          --
       Extraordinary loss on extinguishment of debt, net of tax                  (130)          --          --
                                                                             ------------ ----------- -----------
       Net income/(loss)                                                     $(16,792)     $ (3,281)      $  897
                                                                             ============ =========== ===========
       Preferred stock dividends                                                 (187)          --          --
                                                                             ------------ ----------- -----------
       Net income/(loss) attributable to common shareholders                 $(16,979)     $ (3,281)      $  897
                                                                             ============ =========== ===========

Denominator:
     Denominator - basic earnings/(loss) per share - weighted
        average shares                                                       $  4,345      $  4,375       $4,403
Effect of dilutive securities:
     Employee stock options                                                           --          --          43

     Denominator for diluted earnings/(loss) per share - adjusted
                                                                             ------------ ----------- -----------
     weighted average shares and assumed conversions                            4,345         4,375        4,446

Basic and Diluted earnings/(loss) per share before cumulative effect
       of accounting change and extraordinary item                           $  (2.33)      $ (.75)       $  .20
       Cumulative effect of accounting change, net of tax                       (1.50)          --          --
       Extraordinary loss on extinguishment of debt, net of tax                  (.03)          --          --
        Preferred stock dividends                                                (.05)          --          --
                                                                              ----------- ----------- -----------
Basic and Diluted earnings/(loss) per share attributable to
Common shareholders                                                          $  (3.91)      $ (.75)       $  .20
                                                                              =========== =========== ===========


         Options to purchase the following shares of common stock were excluded from the computation of diluted EPS for the years ended September 30, 2002, 2001 and 2000 as such shares would be anti-dilutive since the exercise price of the options was greater than the average market price of the Company's common stock during the respective fiscal year.


       Fiscal Year         Excluded Options            Weighted Average       Weighted Average Contractual
                                                       Exercises Prices              Life in Years
-------------------------- ------------------------ ------------------------ -------------------------------

          2002                     311,298                  $ 5.14                        6.09
          2001                     404,964                  $ 6.80                        6.67
          2000                     164,766                  $ 14.40                       6.93

         The chart above also excludes the impact of 528,584 shares of common stock subject to issuance pursuant to $1.3 million in outstanding convertible subordinated notes and 3,252,826 shares of common stock subject to issuance pursuant to the 80,000 shares of Series A preferred stock as the conversion price exceeds the Company's average market price of its common stock.

4.  Goodwill and Other Intangibles

         The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142") effective October 1, 2001. SFAS 142 provides that separable intangible assets that have finite lives will continue to be amortized over their useful lives and that goodwill and indefinite-lived intangible assets will no longer be amortized but will be reviewed for impairment annually, or more frequently if impairment indicators arise. The Company operates as one reporting unit for goodwill impairment testing.

         In accordance with SFAS 142, the Company completed goodwill impairment tests as required. The tests involved the use of estimates related to the fair market value of the business with which the goodwill is associated. As a result of the transitional impairment test, which considered factors including the significant negative industry and economic trends impacting current operations and our market capitalization relative to our net book value, the Company recorded a non-cash, after tax charge of $6.5 million (charge of $8.8 million less tax effect of $2.3 million) as a cumulative effect of accounting change as of October 1, 2001. The non-cash, after tax charge resulted in the elimination of the entire goodwill balance from the Company's balance sheet.


         Net income/(loss) and earnings/(loss) per share for the fiscal years ended September 30, 2002, 2001 and 2000 adjusted to exclude amortization expense (net of income taxes) is as follows (in thousands):

                                                                        Fiscal Year  Ended

                                                                     September 30,
                                                                2002          2001           2000
                                                             -----------    ----------     ----------


Net income/(loss)......................................       $ (16,792)    $ (3,281)       $   897
Cumulative effect of accounting change.................            6,528          --             --
Goodwill amortization, net of tax......................               --          259           242
                                                             -----------    ----------     ----------
Adjusted net income/(loss).............................       $ (10,264)    $  (3,022)      $ 1,139
                                                             ===========    ==========     ==========

Net income/(loss) before extraordinary item as
reported...............................................       $ (16,922)    $  (3,281)      $   897
Cumulative effect of accounting change.................            6,528          --             --
Goodwill amortization, net of tax......................               --           259          242
                                                             -----------    ----------     ----------
Adjusted net income/(loss).............................       $ (10,394)    $  (3,022)      $ 1,139
                                                             ===========    ==========     ==========


Earnings/(loss) per share Basic and Diluted:
 Reported net income/(loss) attributable to common.....       $   (3.91)    $   (0.75)      $  0.20
      Cumulative effect of accounting change...........             1.50          --             --
      Goodwill amortization, net of tax................              --           0.06         0.05
                                                             -----------    ----------     ----------
 Adjusted net income/(loss) attributable to common
shareholders before cumulative effect of accounting
change and extraordinary item..........................       $   (2.41)      $ (0.69)      $  0.25
                                                             ===========    ==========     ==========


         In addition, the intangible asset established for non-compete agreements remains subject to amortization in accordance with SFAS 141. The gross carrying amount related to non-compete agreements was $3,229,000 while the associated accumulated amortization balance at September 30, 2002, 2001 and 2000, respectively, was $2,061,000, $1,603,000 and $1,162,000, respectively. The aggregate amortization expense was $464,000, $410,000 and $395,000 for the fiscal years ended September 30, 2002, 2001 and 2000, respectively. Estimated amortization expense for the next five fiscal years is approximately $415,000 in 2003; $385,000 in 2004; $235,000 in 2005, $118,000 in 2006 and $0 in 2007.

5.  Notes Payable and Other Short-Term Obligations

         The Company finances substantially all of its inventory and working capital requirements pursuant to inventory borrowing agreements entered into in January 2000 with two commercial finance companies. The agreements, which have maturity dates of April 30, 2003 (see Note 14 - "Subsequent Events"), contain substantially similar terms and financial ratio based covenant requirements. The maximum aggregate borrowing availability as of September 30, 2002 was limited to a maximum credit limit of $70 million at various prime based or LIBOR based interest rates (varying from 4.75% to 4.82% at September 30, 2002). Borrowings under the agreements are pursuant to a borrowing base, or specific floor plan, advancing formula and are used primarily to finance inventory purchases and for general working capital requirements. Substantially all inventory, accounts receivable, furniture, fixtures, equipment and intangible assets collateralize these agreements. Pursuant to certain waivers and restructuring of covenants under these inventory borrowing agreements during the 2002 fiscal year, the Company also granted junior liens on its real estate holdings as collateral.

         The terms of the inventory borrowing agreements also provide for: (i) fees for administrative monitoring, (ii) fees for unused portions of available credit, and (iii) pre-payment fees in the event of the Company's termination of these agreements prior to their stated maturity dates. The borrowing agreements also contain various loan covenants and borrowing restrictions, including minimum ratios and a substantial limitation as to acquisitions, payment of common stock dividends or significant repurchases of the Company's common stock without prior consent.

         Various manufacturers provide the Company interest expense assistance under the borrowing agreements in order to subsidize the carrying cost of inventory. Accordingly, no interest expense is recorded during portions of the year (August through May) for certain borrowings under these arrangements.

         As of September 30, 2002, the Company was in violation of certain financial, reporting and payment covenants pursuant to the inventory borrowing agreements. Effective December 30 and 31, 2002, the Company entered into amended and restated inventory borrowing agreements with these two commercial finance companies which extended the maturity date of the respective agreements to April 30, 2003 (see Note 14 - "Subsequent Events"). The amended and restated inventory borrowing agreements also waived financial, reporting and payment defaults through the date of the agreement and established new financial covenant ratio levels based upon the Company's current and anticipated performance through April 30, 2003. In connection with the amended and restated inventory borrowing agreements, the Company also entered into an agreement with these two commercial finance companies and a significant shareholder which would provide up to an additional $1.5 million of conditional funding. Management believes that the financial covenants established in the amended and restated inventory borrowing agreements will be achieved based upon the Company's current and anticipated performance through April 30, 2003. Due to the Company's need for ongoing inventory financing to support working capital and operations, management will continue to work towards a long-term extension of the inventory borrowing agreements beyond the maturity date of April 30, 2003. However, there is no assurance that negotiations with these two commercial finance companies will result in an extension of the current inventory borrowing agreements or in new financing arrangements.

         The Company was also out of compliance with certain provisions of its real estate loan agreements as of September 30, 2002. The provisions included violation of a minimum cash flow ratio and a minimum tangible net worth agreement. The inability of the Company to (i) meet financial covenants, (ii) to extend or renew these borrowing agreements or real estate loans upon maturity, or (iii) to obtain acceptable alternative financing would significantly impact the Company's ability to purchase inventory and conduct operations at its current or intended level.

The weighted average interest rate on the borrowing arrangements and the floor plan payables outstanding as of September 30, 2002 and 2001 was 4.9% and 6.8%, respectively.

         Notes payable and other short-term obligations consist of the following (in thousands):

                                                                                  September 30,
                                                                                 2002        2001
                                                                              ----------- -----------

Notes payable to commercial  finance  companies  under  revolving and floor plan line of credit agreements with interest ranging from 0% to the rate of 4.82%  with a stated maturity date
of April 30, 2003.                                                              $ 50,949    $ 58,874

Notes payable (see summary data below)                                            11,986      11,579

                                                                              ----------- -----------
Total notes payable and other short-term obligations                            $ 62,935    $ 70,453
                                                                              ----------- -----------
Less revolving and floor plan credit agreements                                 (50,949)    (58,874)
Less real estate notes with balloon payments                                       (529)     (1,161)
Less real estate notes classified as current                                     (6,436)         ---
Less current portion of notes payable                                              (496)     (1,043)
                                                                              ----------- -----------
                                                                                (58,410)    (61,078)
                                                                              ----------- -----------
Total notes payable, less current portion                                       $ 4,525     $  9,375
                                                                              =========== ===========

Notes Payable Summary Data
Mortgage notes payable to various banks,  organizations and individuals secured by deeds of trust  with  interest  ranging  from 6.0% to 8.85%, due in  monthly principal and interest installments ranging from
$1,899 to $39,745, maturing beginning in January 2003.                          $ 10,160    $ 10,691

Notes payable to various banks,  finance companies and a corporation secured by certain  vehicles,  equipment and leasehold  improvements with interest ranging from 3.99% to 11.0%, due in monthly principal and interest  installments ranging from $209 to $3,106, maturing beginning
in June 2004.                                                                        304         196

Acquisition  related notes payable to individuals and corporations with interest ranging from 7.5% to 8.75%, due in monthly  principal and interest installments ranging from $2,587 to $12,770, maturing beginning in November
2002.  These notes are unsecured.                                                    222         692

Convertible notes payable in varying amounts to certain officers, directors and other  individuals with interest rates of 10.75%,  fixed.
Payments are interest only  until  maturity  in  December  2004.   The
notes  are   subordinated   in substantially  all respects to the commercial
finance  companies  providing the Company's revolving and floor plan financing.
At any time prior to maturity, the notes may be converted into the Company's
common stock at a conversion price of $2.4594 per share.                           1,300         ---
                                                                              ----------- -----------

Total notes payable                                                             $ 11,986    $ 11,579
                                                                              =========== ===========


         At September 30, 2002 and 2001, approximately 89.6% and 91.4% respectively of the Company's notes payable and other short-term obligations bear interest at variable rates, generally tied to a reference rate such as the prime rate of interest of certain banks. Accordingly, the Company believes that the carrying amount of the notes payables and other short term obligations approximates their fair value.

         Interest paid approximates interest expense during 2002, 2001 and 2000.

         Aggregate annual maturities required on notes payable at September 30, 2002 are as follows (in thousands):

Year Ending September 30
---------------------------------------
2003                                              $7,460 (1)
2004                                               1,332
2005                                               1,601
2006                                                 227
2007                                                 482
Thereafter                                           884

                                        -------------------
                                                $11,986
                                        ===================

(1)Includes $6.4 million in real estate loans with a single lender which have been re-classified as current for financial reporting since the Company is out of compliance with financial loan covenants and the loans are subject to demand for repayment prior to their originally scheduled dates of maturity.

6.  Extinguishment of Debt

         The Company recorded an extraordinary loss of $130,000, net of taxes of $76,000 on the June 10, 2002 repayment of the $3.0 million convertible subordinated promissory note originally issued on December 14, 2001 (see Note
9). The extraordinary loss was the result of a 5% prepayment fee paid on the outstanding principal balance of $3.0 million, plus the expensing of the legal and consulting fees that were attributable to the $3.0 million note.

7.  Leases

         The Company leases various retail facilities, dock space, vehicles, and
computer  software  under  third  party  operating  leases.   Rent  expense  was
$3,441,000 in 2002, $3,841,000 in 2001 and $3,524,000 in 2000.

         Future minimum payments under non-cancelable operating leases at September 30, 2002 are as follows for each of the years ending September 30 (in thousands):

                  Year Ending September 30
                  -------------------------------
                  2003                                           $3,009
                  2004                                            2,353
                  2005                                            1,663
                  2006                                            1,232
                  2007                                              343
                  Thereafter                                        277

         Generally, the leases for facilities provide for renewals for various periods at stipulated rates. Additionally, leases on retail facilities generally are "triple-net" with the Company being responsible for payment of taxes, insurance and repair expenses.

8.  Income Taxes


Significant components of the Company's provision (benefit) for income taxes are as follows (in thousands):


                                                    Year Ended December 31
                                              ----------------------------------
                                                 2002         2001        2000
                                              ----------------------------------

Current expense/(benefit):
  Federal                                     $  (1,087)    $  (1,100)   $  507
  State                                             (96)         (129)       79
                                              ----------------------------------
Total current expense/(benefit)                  (1,183)       (1,229)      586
                                              ----------------------------------
Deferred expense/(benefit)
  Federal                                           547          (320)     (19)
  State                                              48              -        -
                                              ----------------------------------
Total deferred expense/(benefit)                    595          (320)     (19)
                                              ----------------------------------
Total provision/(benefit) for income taxes    $   (588)     $   (1,549)  $ 567
                                              ==================================


The Company's provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before taxes due to the following:

                                        Year Ended September 30,
                                     -------------------------------
                                     2002        2001           2000
                                    ---------------------------------

Federal statutory rate              $ (5,909)   $(1,642)      $   498
State taxes, net of federal benefit     (454)      (129)           79
Other                                  1,176        222           (10)
Valuation allowance                    4,599          -             -
                                    ----------------------------------
                                    $   (588)   $(1,549)      $   567


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes are as follows (in thousands):

                                                        September 30,
                                                     2002          2001
                                                ---------------------------
Deferred tax assets:
  Book over tax depreciation/amortization        $  3,582      $   488
  Reserves and allowances                           1,017          107
                                                ---------------------------
Net deferred tax assets                             4,599          595
Valuation allowance for net deferred tax assets    (4,599)           -
                                                ---------------------------
Net deferred taxes                               $     -       $   595
                                                ===========================


The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets against future taxable income. The valuation allowance increased by approximately $4.6 million during the year ended September 30, 2002.

Income taxes paid/(received) were approximately ($1,500,000), ($1,200,000), and $1,850,000 in the fiscal years ended September 30, 2002, 2001, and 2000, respectively. The Company believes that the current income tax benefit component of its 2002 provision is recoverable from the carryback of net operating losses against federal taxable income in prior years.

9.   Stockholders' Equity

CONVERTIBLE SUBORDINATED NOTES

         Effective December 14, 2001, the Company issued Convertible Subordinated Notes (the "Notes") in an aggregate amount of $4,300,000 issued in the form of a $3.0 million Note plus other Notes in the aggregate amount of $1.3 million. The Notes are unsecured with a term of 36 months and have rates ranging from prime + 2%, adjusted quarterly to 10.75%, fixed. The principal and interest amounts payable pursuant to the Notes are subordinated, in substantially all respects, to the Company's borrowing agreements with the commercial finance companies providing inventory and working capital financing for the Company. The Notes are redeemable by the Company, and if not redeemed the principal amount of the Notes may be converted by the holders into the Company's common stock at a conversion price of approximately $2.46 per share.

         On June 10, 2002, the Company, prepaid in full, the principal balance, accrued interest and the required 5% prepayment fee to the holder of the $3.0 million Note. The proceeds for repayment of the $3.0 million Note were received pursuant to the preferred stock transaction described below.

SERIES A PREFERRED STOCK

         On June 13, 2002, the Company entered into an agreement with TMRC, L.L.P. ("Tracker"), a wholly-owned subsidiary of Tracker Marine, L.L.C., to issue Tracker 50,000 shares of newly created 6% Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") in the Company. The Company also granted Tracker a warrant (the "Warrant") to acquire 30,000 additional shares of the Preferred Stock. The issue price of the Preferred Stock was $100 per share. Each share may be converted into the Company's common stock at a conversion price of approximately $2.46 per share.

         Prior to June 30, 2002, Tracker funded $5,000,000 to purchase 50,000 shares of the Preferred Stock. Tracker also exercised the Warrant and purchased 30,000 shares issued thereto for an additional $3,000,000. Pursuant to the requirements of the Warrant, the proceeds from the exercise ($3.0 million) were used to pay off the $3.0 million Note described above.

INCENTIVE STOCK OPTION PLAN

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

Total option activity for the years ended September 30, 2002, 2001 and 2000:

                                         Number of Shares     Range of Exercise Prices   Wtd Avg Exercise Price
                                         -------------------- -------------------------- ---------------------------


Outstanding at September 30, 1999                    319,281             $5.25 - $22.50                      $11.84
                                         --------------------
     Granted                                         161,900             $3.1825-$9.375                       $6.22
     Exercised                                       (2,000)                      $9.00                       $9.00
     Forfeited                                      (88,050)             $4.00 - $22.50                      $13.19

Outstanding at September 30, 2000                    391,131           $3.8125 - $22.50                       $9.20
                                         --------------------
     Granted                                          82,333              $2.70 - $4.00                       $3.07
     Exercised                                           ---                        ---                         ---
     Forfeited                                      (68,500)             $4.00 - $22.50                      $16.00

Outstanding at September 30, 2001                    404,964            $2.70 - $22.375                       $6.80
                                         --------------------
     Granted                                          40,000              $2.45 - $2.50                       $2.49
     Exercised                                           ---                        ---                         ---
     Forfeited                                     (133,666)             $2.70 - $20.00                       $9.38
                                         --------------------
Outstanding at September 30, 2002                    311,298            $2.45 - $22.375                       $5.14
                                         ====================

                                         --------------------
Exercisable at September 30, 2002                    252,698            $2.50 - $22.375                       $4.16
                                         ====================

Options available for grant at
September 30, 2002                                   123,355
                                          -------------------
Common stock reserved for issuance
At September 30, 2002                                434,653
                                          -------------------

         The weighted-average remaining contractual life of options at September 30, 2002 and 2001 is approximately 6.09 years and 6.67 years, respectively.

Options outstanding at September 30, 2002, are comprised of the following:

                     Outstanding                                                     Exercisable
------------------------------------------------------------------------- -----------------------------------
                                                            Weighted
                         Weighted         Weighted          Average
 Range of Exercise       Average          Average         Contractual         Weighted
       Prices            Options      Exercise Prices    Life in Years    Average Options   Exercise Price
------------------------------------------------------------------------- -----------------------------------

       $2.45 - $4.00          91,333             $2.82              8.94            72,333             $2.77
       $5.25 - $5.75         195,865             $5.47              4.81           159,865             $5.41
     $8.875 - $10.50          19,600             $9.44              5.75            16,600             $9.54
    $15.00 - $22.375           4,500            $19.10              5.52             3,900            $18.78
------------------------------------------------------------------------- -----------------------------------

     $2.45 - $22.375         311,298             $5.14              6.09           252,698             $4.16

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

         The assumptions used by the Company to determine the pro forma information regarding net income/(loss) and earnings/(loss) per share required by Statement No. 123 are as follows using the Black-Scholes model:

                                             Year Ended September 30,
                                         2002          2001          2000
                                    --------------------------------------------

Risk-free interest rate                      3.00%         3.00%          6.50%
Dividend yield                                  0%            0%             0%
Expected life                              5 years       5 years        5 years
Volatility                                   67.7%         65.2%          64.5%

9. Stockholders' Equity (continued)

The pro forma amounts under Statement No. 123 are as follows:

                                                                          Year Ended September 30,
                                                                       2002        2001         2000
                                                                    -------------------------------------

Net income/(loss) attributable to common shareholders as
Reported (000's)                                                     $ (16,979)    $ (3,281)      $ 897
Pro forma net income/loss attributable to common
Shareholders (000's)                                                 $ (17,294)    $ (3,460)      $ 738
Diluted EPS - as reported                                            $   (3.91)    $  (0.75)      $ 0.20
Pro forma - Diluted EPS                                              $   (3.98)    $  (0.79)      $ 0.17


         The compensation expense associated with the fair value of the options calculated in 2002, 2001 and 2000 is not necessarily representative of the potential effects on reported net income/(loss) in future years.

10.  Common Stock Repurchase Program

         During fiscal 2000, the Company established a program to repurchase outstanding shares of its common stock in the open market from time to time. The Company has made purchases of its common stock pursuant to this program and has retired all such common shares repurchased. Repurchased shares of common stock consisted of the following:

                                               Year Ended September 30,
                                            2002         2001        2000
                                        ---------------------------------------

Shares Repurchased (000's)                         29          40           15
Total Purchase Price (000's)                      $56        $123          $59
                                        ---------------------------------------
Average Price per Share                         $1.90       $3.07        $3.92
                                        =======================================


11.  Commitments and Contingencies

         The Company is currently involved in several matters regarding pending or threatened litigation in the normal course of business. Management does not expect the ultimate resolution of these matters to have a material adverse effect on the Company's consolidated financial statements.

12.  Benefit Plan

         The Company has a 401(k) retirement plan which is available to all full-time employees. The Company may, in its discretion, make matching contributions into the plan. The Company did not make matching contributions to the plan in the years ended September 30, 2002, 2001 and 2000 and plan expenses during the same period were not significant.

13.  New Accounting Pronouncements

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 is effective for financial statements relating to fiscal years beginning after June 15, 2002. There was no material impact from adoption of this statement on October 1, 2002.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. There was no material impact from adoption of this statement on October 1, 2002.

         In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt", Rescission of SFAS 44, "Accounting for Intangible Assets of Motor Carriers", Rescission of SFAS 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements", Amendment of SFAS 13, "Accounting for Leases", and Technical Corrections (SFAS 145). SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We do not expect SFAS 145 to have a material effect on our financial statements except for the reclassification of the extraordinary items recorded in fiscal 2002 to operating expenses.

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses the financial accounting and reporting for the costs associated with exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect SFAS 146 to have a material effect on our financial statements.

         In November 2002, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor". EITF 02-16 establishes the accounting standards for the recognition and measurement of cash consideration paid by a vendor to a reseller. EITF 02-16 is effective for interim period financial statements beginning after December 15, 2002, with early adoption permitted. We have not yet determined the impact, if any, EITF 02-16 will have on our financial statements.


14.       Subsequent Events

     Effective on December 30 and 31, 2002, the Company entered into Amended and Restated borrowing agreements (the "Amended Agreements") with its senior inventory lenders, Transamerica Commercial Finance Corporation ("TCFC") and General Electric Commercial Distribution Finance Corporation ("GE"), (formerly known as Deutsche Financial Services Corporation).

     The Amended Agreements included, but were not limited to, the following components:

1. Extended the maturity date of the respective borrowing agreements from January 31, 2003 to April 30, 2003.
2. Waived certain financial, reporting and payment defaults as of the date of the Amended Agreements. The financial default waivers included the re-establishment and modification of new financial ratio levels based upon the Company's current and anticipated financial performance through the maturity date of April 30, 2003. The waived reporting requirements provided the Company time to finalize its audit report and report on Form 10-K for the fiscal year ended September 30, 2002. The waived payment defaults were the result of the Company's failure to repay certain amounts scheduled to be paid according to the terms of the borrowing agreements, including the timely payment of amounts for sold inventory and scheduled amounts for certain matured inventory. The waivers of the payment defaults were accommodated by the lenders revising the terms under the Amended Agreements to temporarily advance certain funds to the Company on inventory assets (primarily certain new and used aged inventories) that previously were not eligible assets upon which the Company could borrow funds. Repayment of the amounts resulting from the payment default is required upon the earlier of, (i) the sale of such inventory providing the basis for the temporary advance, (ii) the receipt by the Company of its projected calendar year 2002 federal income tax refund, or (iii) April 30, 2003.

3. An "Intercreditor Agreement" by and among TCFC, GE and TMRC, L.L.P. (the owner of the Company's outstanding shares of Series A Preferred Stock) to each, individually, provide the Company up to an additional $500,000 of conditional funding (collectively $1.5 million). The requirement of any party to advance funds under this agreement is at each participant's sole and individual discretion. Accordingly, the Company is not guaranteed any advances; or to the extent advances are made; any future or additional advances. Funds may only be used for the general working capital expenses of the Company. As of January 17, 2003, the Company has received $415,000 from each of TCFC, GE and TMRC, L.L.P. (collectively $1,245,000) as advances pursuant to this agreement.

     Effective as of January 7, 2003, pursuant to the Agreement discussed below with TMRC, L.L.P. the Company cancelled stock options previously held by the following individuals: Mark T. Walton, President and Chairman -- 50,267 shares Ronnie L. Spradling, Executive Vice President -- 76,933 shares Michael B. Perrine, Chief Financial Officer, Secretary and Treasurer -- 76,665 shares Richard Birnbaum, Director - 33,333 shares The total of these shares would reduce those shares reflected in Note 9 "Stockholders' Equity" above.

     Effective as of January 7, 2003 the Company; certain of its management and certain shareholders or other "insiders" entered into various agreements with TMRC, L.L.P. The agreements were a requirement of, and an integral component of, TCFC and GE granting the Amended and Restated Borrowing Agreements as discussed above and the Intercreditor Agreement allowing for the Company to conditionally receive the $1.5 million in additional funding subject to each lender's sole and individual discretion. The agreements entered into include, but were not limited to, the following:

1. Loan and Security Agreement, dated as of January 7, 2003, by and between Travis Boats & Motors, Inc., and TMRC, L.L.P.
2. Term Sheet, dated as of January 7, 2003 by and between Travis Boats & Motors, Inc., and TMRC, L.L.P. granting among other items, the following:
     (i) TMRC, L.L.P. the right to form an Operating Committee comprised of members designated by TMRC, L.L.P. to oversee the overall financial operations of the Company and to review weekly cash flows to determine whether additional borrowings are necessary under the agreements to provide up to the $1.5 million in conditional fundings as discussed above.
     (ii) TMRC, L.L.P. the right to designate a total of four of seven members of the Company's Board of Directors. Pursuant to the terms of the Series A Preferred Stock held by TMRC, L.L.P., they currently have two representatives on the Board of Directors and as of the date of this report have not yet designated two additional representatives.
3. Various agreements with certain (i) "inside" shareholders and (ii) holders of the Company's subordinated convertible notes. These agreements, combined with the cancellation of stock options as discussed above, gives TMRC, L.L.P. voting control of the Company by providing them the ability to vote approximately 53% or the equivalent of 4,082,534 shares on a fully-diluted, as-converted basis. Prior to these agreements, TMRC, L.L.P beneficially owned approximately 43% or the equivalent of 3,252,825 shares of the Company's common stock on a fully-diluted, as-converted basis. As such, subsequent to January 7, 2003, TMRC, L.L.P. effectively controls the Company.