Form 10-Q
period 2002-12-31
TRAVIS BOATS & MOTORS INC
filed 2003-02-20
CIK 1012734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2002

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [ ] No [ X]


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Common Stock $.01 par value - 4,329,727 shares as of February 18, 2003.

                                      INDEX


PART I - FINANCIAL INFORMATION


Item 1:  Financial Statements (Unaudited):
                           Condensed Consolidated Balance Sheets:
                           December 31, 2002 and September 30, 2002................................................1

                           Condensed Consolidated Statements of Operations:
                           Three Months Ended December 31, 2002 and 2001...........................................2

                           Unaudited Condensed Consolidated Statements of Cash Flows:
                           Three Months Ended December 31, 2002 and 2001...........................................3

                           Notes to Condensed Financial Statements.................................................4

Item 2:  Management's Discussion and Analysis of Financial
                           Risk Factors............................................................................6

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

Item 3:  Quantitative and Qualitative Disclosures About Market Risk...............................................12


PART II - OTHER INFORMATION

Items 1 - 6........................................................................................................9

Signatures........................................................................................................10




PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
Travis Boats & Motors, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
 ( in thousands, except share data )
                                                                          December 31,      September 30,
                                                                              2002              2002
                                                                          -------------    ----------------
                                                                          (unaudited)

ASSETS:
      Current assets:
            Cash and cash equivalents                                             $887              $4,253
            Accounts receivable, net                                             7,660               9,681
            Inventories, net                                                    65,865              56,957
            Income Taxes Recoverable/Deferred tax asset                          2,378                 611
            Prepaid expenses and other                                           1,168               1,009
                                                                          -------------    ----------------
              Total current assets                                              77,958              72,511

      Property and equipment:
            Land                                                                 5,982               5,982
            Buildings and improvements                                          15,932              15,899
            Furniture, fixtures and equipment                                    9,362               9,327
                                                                          -------------    ----------------
                                                                                31,276              31,208
            Less accumulated depreciation                                     (10,321)             (9,820)
                                                                          -------------    ----------------
                                                                                20,955              21,388


      Intangibles and other assets:
            Goodwill                                                               --                   --
            Non-compete agreements, net                                          1,045               1,149
            Other assets                                                           632                 384
                                                                          -------------    ----------------
              Total assets                                                    $100,320             $95,432
                                                                          =============    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
            Accounts payable                                                    $4,168              $4,122
            Accrued liabilities                                                  2,201               1,439
            Floor plan and revolving line of
            credit                                                              58,984              50,949
            Current portion of notes payable and other short-term                  440               1,025
            obligations
            Notes payable in default, classified as short-term                   6,856               6,436
            obligations
                                                                          -------------    ----------------
              Total current liabilities                                         72,649              63,971

      Notes payable, less current portion                                        3,141               3,225
      Convertible Subordinated Notes                                             1,300               1,300

      Stockholders' equity
                  Serial Preferred stock, $100 par value, 1,000,000
                  shares authorized, 80,000 shares outstanding                   8,000               8,000
            Common Stock, $.01 par value, 50,000,000 authorized,
                 4,329,727 and 4,329,727 issued and outstanding at
                 December 31, 2002 and September 30, 2002, respectively             43                  43
            Paid-in capital                                                     15,108              15,109
            Retained earnings                                                       79               3,784
                                                                          -------------    ----------------
              Total stockholders' equity                                        23,230              26,936

                                                                          -------------    ----------------
              Total liabilities and stockholders' equity                      $100,320             $95,432
                                                                          =============    ================




       See notes to unaudited condensed consolidated financial statements

TRAVIS BOATS & MOTORS, INC. and SUBSIDIARIES
Unaudited Financial Highlights     (in thousands, except share and store data)



                                                    Three Months ended
                                                       December 31,
                                                    2002         2001
                                                  ----------------------

Net sales.....................................    $17,887      $20,666
Cost of goods sold............................     14,370       16,601
                                                  ----------   ---------

Gross profit..................................      3,517        4,065

Selling, general and administrative...........      7,336        7,314
Financing and board restructure expenses......        145          ---
Depreciation and amortization.................        657          627
                                                  ----------   ---------
                                                    8,138        7,941

Operating loss................................     (4,621)      (3,876)
Interest expense..............................       (812)      (1,039)
Other income..................................         20           17
                                                  ----------   ---------

Loss before income tax benefit and cumulative
effect of accounting change...................     (5,413)      (4,898)
Income tax benefit............................     (1,830)      (1,794)
                                                  ----------   ---------

Net loss before cumulative effect of
accounting change.............................    ($3,583)     ($3,104)

Cumulative effect of accounting change, net of
taxes of $2,281...............................        ---       (6,528)
                                                  ----------   ---------
Net loss......................................    ($3,583)     ($9,632)

Preferred stock dividends.....................      ($120)         ---
                                                  ----------   ---------
Net loss attributable to common shareholders..    ($3,703)     ($9,632)
                                                  ==========   =========

Basic and Diluted Loss Per Share before
dividends and cumulative effect of accounting
change, net...................................     ($0.83)      ($0.71)
    Preferred stock dividends.................      (0.03)          ---
Cumulative effect of accounting change, net...        ---        (1.50)
                                                  ----------   ---------
Basic and Diluted Loss Per Share..............     ($0.86)      ($2.21)
                                                  ==========   =========

Weighted Average Basic
  and Dilutive common shares outstanding......   4,329,727    4,355,081

Travis Boats & Motors, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

                                                                                           Three months ended
                                                                                              December 31,

                                                                                       2002                2001
                                                                                   ----------------------------------

Operating activities:
Net Loss                                                                                ($3,583)            ($9,632)
Adjustments to reconcile net loss to net cash used in
  Operating activities:
      Depreciation...........................................................               549                 512
      Amortization...........................................................               108                 115
      Cumlative effect of accounting change, act.............................                 0               6,528
      Changes in operating assets and liabilities
           Accounts receivable...............................................             2,021               1,227
           Prepaid expenses..................................................              (159)               (104)
           Inventories.......................................................            (8,908)             (8,795)
           Other assets......................................................                22                   0
           Accounts payable..................................................                46                 737
           Accrued liabilities...............................................               762                 (46)
           Income tax recoverable............................................            (1,767)             (1,557)
                                                                                   --------------     ---------------
      Net Cash used in operating activities..................................           (10,909)            (11,015)

      Investing Activities:
      Purchase of property and equipment.....................................              (123)                (66)
                                                                                   --------------     ---------------
      Net cash used in investing activities..................................              (123)                (66)

      Financing activities:

      Proceeds from issuance of Convertible Subordinated Notes...............                 0               4,300
      Net increase in notes payable and other short term obligations.........             7,786               7,045
      Preferred stock dividends..............................................              (120)                  0

      Net proceeds (payments) from issuance
         (repurchase) of common stock........................................                 0                  (8)
                                                                                   --------------     ---------------
      Net cash provided by financing activities..............................             7,666              11,337

      Change in cash and cash equivalents....................................            (3,366)                256

      Cash and cash equivalents, beginning of period.........................             4,253               1,388
                                                                                   --------------     ---------------
      Cash and cash equivalents, end of  period..............................            $  887              $1,644
                                                                                   ==============     ===============





      See notes to unaudited condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Travis Boats & Motors, Inc. and subsidiaries (collectively, the Company) without audit. In the opinion of management, such financial statements include all adjustments (consisting of only recurring accruals) necessary to present fairly the financial position at December 31, 2002; and the interim results of operations and cash flows for the three month periods ended December 31, 2002 and 2001. The condensed consolidated balance sheet at September 30, 2002, presented herein, has been prepared from the audited consolidated financial statements of the Company for the fiscal year then ended.

Accounting policies followed by the Company are described in Note 2 to the audited consolidated financial statements for the fiscal year ended September 30, 2002. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the fiscal year ended September 30, 2002 included in the Company's annual Report on Form 10-K.

The results of operations for the three month period ended December 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 - BASIC/DILUTED OUTSTANDING SHARE CALCULATION

Financial Accounting Standards Board Statement No. 128 requires the calculation of earnings per share to exclude common stock equivalents when the inclusion of such would be anti-dilutive. In the quarters ended December 31, 2002 and 2001, the inclusion of common stock equivalents would have been anti-dilutive based upon the net loss posted by the Company. As such, all common stock equivalents were excluded.

The Company had issued and outstanding incentive stock options to certain officers, directors and employees totaling 311,298 shares which had a strike price equal to or exceeding the closing price of the Company's common stock on such date. The 311,298 option shares have a weighted average strike price of $5.14 and a weighted average outstanding remaining life of 5.8 years.

Effective as of January 7, 2003, the Company cancelled 237,198 outstanding incentive stock options with a weighted average remaining life of 5.37 years and a weighted average strike price of $4.78 per share. the incentive stock options were previously held by executive management and one independent board member. The cancellatkon of the incentive stock options was a requirement of the terms for the $1.5 million short term financing agreements entered into effective as of December 2002.

The Company also has 528,584 shares of common stock subject to issuance pursuant to $1.3 million in outstanding convertible subordinated notes and 3,252,826 shares of common stock subject to issuance pursuant to 80,000 shares of Series A Preferred Stock outstanding as the conversion price of approximately $2.46 per share of both issuances exceeds the Company's average market price of its common stock.

NOTE 3 - STOCKHOLDERS' EQUITY

During fiscal 2000, the Company established a program to repurchase outstanding shares of its common stock in the open market from time to time. The Company has made purchases of its common stock pursuant to this program and has retired all such common shares repurchased.

Repurchases of shares of common stock during the quarters ended December 31, 2002 and 2001 consisted of the following:

                                        3 mos ended           3 mos ended
                                        December 31, 2002     December 31, 2001
                                       -------------------   -------------------
     Shares Repurchased (000's)              --                     8.5
     Total Purchase Price (000's)            --                   $18
     Average Price per Share                 --                   $2.12

NOTE 4  - CONVERTIBLE SUBORDINATED NOTES

The Company has outstanding Convertible Subordinated Notes (the "Notes") in an aggregate amount of $1.3 million originally issued in December 2001. The Notes are unsecured with a term of 36 months and accrue interest at 10.75%, fixed. The principal and interest amounts payable pursuant to the Notes are subordinated, in substantially all respects, to the Company's borrowing agreements with the commercial finance companies providing inventory and working capital financing for the Company. The Notes are redeemable by the Company, and if not redeemed the principal amount of the Notes may be converted by the holders into the Company's common stock at a conversion price of approximately $2.46 per share.

NOTE 5 - SERIES A PREFERRED STOCK.

The Company has issued 80,000 shares of 6% Series A Cumulatiave Convertible Preferred Stock (the "Preferred Stock") pursuant to an agreement with TMRC, L.L.P. ("Tracker"), a wholly-owned subsidiary of Tracker Marine, L.L.C. The issue price of the Preferred Stock is $100 per share. Each share may be converted into the Company's common stock at a conversion price of approximately $2.46 per share. The Preferred Stock is governed by a comprehensive agreement that provides, among other components, the right to name certain directors and re-pricing options in the event of the issuance of other equity securities or debt with more favorable conversion prices or terms.

NOTE 6 - SHORT TERM BORROWINGS

The Company finances substantially all of its inventory and working capital requirements pursuant to inventory borrowing agreements entered into in January 2000 with two commercial finance companies. The agreements which have maturity dates of April 30, 2003 (see Management's Discussion and Analysis -- "Liquidity"), contain substantially similar terms and financial ratio based covenant requirements. The maximum aggregate borrowing availability as of December 31, 2002 was limited to a maximum credit limit of $70 million at various prime based or LIBOR based interest rates (varying from 4.75% to 4.82% at December 31, 2002). Borrowings under the agreements are pursuant to a borrowing base, or specific floor plan, advancing fomula and are used prmiarily to finance inventory purchases and for general working capital requirements. Substantially all inventory, accounts receivable, furniture, fixtures, equipment and intangible assets collateralize these agreements. Pursuant to certain waivers and restructuring of covenants under these inventory borrowing agreements during the 2002 fiscal year, the Company also granted junior liens on its real estate holdings as collateral.

The Company also has approximately $6.8 million in real estate loans with a single lender which have been re-classified as current for financial reporting since (i) one loan in the amount of approximately $515,000 has matured and has not been repaid or refinanced and (ii) the Company is out of compliance with financial loan covenants. The Lender has demanded the early repayment of all loans effective as of February 10, 2003. The Company has requested that the Lender refinance the loans, but no guarantee can be made that the request will be granted or that the Lender will not proceed with the demand for early repayment. (See Risk Factors - "We are Out of Compliance on Certain Loan Agreements, Have Been Out of Compliance on Others and have a Matured Real Estate Loan that Has Not Been Refinanced or Repaid.").

NOTE 7 - GOODWILL

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142") effective October 1, 2001. SFAS 142 provides that separable intangible assets that have finite lives will continue to be amortized over their useful lives and that goodwill and indefinite-lived intangible assets will no longer be amortized but will be reviewed for impairment annually, or more frequently if impairment indicators arise. The Company operates as one reporting unit for goodwill impairment testing. Accordingly, with the adoption of the Statement, the Company ceased amortization of goodwill as of October 1, 2001.

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

NOTE 9 - COMPREHENSIVE LOSSFor the three months ended December 31, 2002 and 2001, the Company recorded no comprehensive loss items, other than the net loss.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations


                                  Risk Factors

Some of the information in this Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate", and "continue" or similar words. You should read statements that contain these words carefully because they (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other "forward-looking" information. We believe it is important to communicate our expectations to people that may be interested. However, unexpected events may arise in the future that we are not able to predict or control. The risk factors that we describe in this section, as well as any other cautionary language in this Report on Form 10-Q, give examples of the types of uncertainties that may cause our actual performance to differ materially from the expectations we describe in our forward-looking statements. You should know that if the events described in this section and elsewhere in this Report on Form 10-Q occur, they could have a material adverse effect on our business, operating results and financial condition. For a more comprehensive discussion of these and the numerous other Risk Factors affecting our business and operations see the Company's Report on Form 10-K filed for the fiscal year ended September 30, 2002.

We are Out of Compliance on Certain Loan Agreements, Have Been Out of Compliance on Others and have a Matured Real Estate Loan that Has Not Been Refinanced or Repaid. We have completed the last two fiscal years with net losses. As a result of these net losses, we have been out of compliance, at various times, on certain loan agreement requirments of our inventory borrowing agreements and real estate loans. These have occurred because we did not have the amount of net earnings or cash flow required under our loan agreements. We have negotiated short term waivers discussed above on terms of our inventory borrowing agreements; however we are also currently not in compliance with financial covenants of a loan agreement on certain real estate loans with Hibernia National Bank ("Hibernia") requiring (i) minimum cash flow and (ii) minimum tangible net worth.

The Company has a real estate loan in the amount of $515,076 with Hibernia that matured on January 28, 2003. the Company has not repaid the loan, nor has it been successful at negotiating a refinance of the loan. Hibernia has notified the Company by letters dated as of January 31, 2003 that the unpaid loan is a default under the loan documents. Additionally, the default represents a cross-default under all of the Company's remaining loans from Hibernia. Hibernia has demanded repayment on that matured loan and on each of the Company's other loans with Hibernia by February 10, 2003. In the event of non-payment, Hibernia notified the Company that it will proceed with any legal action necessary to collect all sums due. The total outstanding principal balance of the six (6) loans upon which payment has been demanded is approximately $6.8 million as of the date of this Report on Form 10-Q.

By virtue of a cross-default clause in the Hibernia loans and the Company's inventory borrowing agreements with our Senior Lenders, the above maturity default on the $515,076 Hibernia note triggers a default under the inventory borrowing agreements as well. The Company's newly-formed Operating Committee has been in contact with Hibernia and has arranged meetings to review the situation in an effort to resolve the issue. The Operating Committee will further need to meet with the Company's Senior Lenders to determine if an agreement can be reached in order to cure or waive the cross-default provisions related to the Hibernia loans.

Our inability to continue to (i) negotiate waivers, (ii) to restructure or renew these loans, or (iii) operate without being in compliance would result in a significant and severe financial impact on our business, operating results and financial condition. As outlined above, the default resulting from the matured loan described above results in a concurrent default on our inventory borrowing agreements. Accordingly, the Company is seeking to (i) refinance these loans with other lenders based upon the favorable loan amount (approximately $6.8 million as of December 31, 2002) to apraised valuation (approximately $12.3 million as of September 30, 2002) based on the lender's third party appraisals of the real estate securing the loan; (ii) sell the real estate in a sale/leaseback transaction, or (iii) sell the real estate and relocate the effected store locations to alternative leased locations. There is no guarantee that the Company will be able to renegotiate these loans, to refinance the loans or to sell the real estate and if such is accomplished that the terms of any re-negotiations, refinance or sale will be acceptable to the Company or result in proceeds sufficient to repay the indebtedness. This could jeopardize our financial stability and force us to further restructure our operations, or possibly to suspend operations until a plan of alternative financing is achieved and could result in our Company being unable to continue as a going concern. (See "Item 3. Defaults Upon Senior Securities" elsewhere in this Report on Form 10-Q).

We Must Comply with Listing Requirements for the NASDAQ Stock Market. We transferred our common stock to the Nasdaq Small Cap Market effective as of October 25, 2002. We requsted the transfer because oru Company did not comply with all of the requirements for trading on the Nasdaq National Market. By letter dated as of February 14, 2003 we were notified by the NASDAQ that the closing price for our common stock for the 30 days prior thereto was below the minimum $1.00 bid price required by the Nasdaq Small Cap Market. The NASDAQ notified the Company that it can regain compliance of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days prior to August 13, 2003. Otherwise, the NASDAQ will provide written notification that the Company's common stock will be delisted; subject to the Company's right to appeal the determination. Our continued inability to maintain the required share price range or other requirements for trading on the Nasdaq Small Cap Market could result in our common stock being delisted and not eligible for trading on the Nasdaq Stock Market. Since we rely on the Nasdaq Stock Market to offer trading of our common stock, our inability to continue on the Nasdaq Stock Market could have a material adverse effect on our business, financial condition, the price of our common stock and the ability of investors to purchase or sell our common stock.

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

Operating Losses and Reduced Financing have Jeopardized our Cash Flow. As a part of our search for additional financing to reduce our anticipated shortfalls in cash flow prior to the impact of positive cash flows historically beginning in March of each selling season, we entered into a short term financing agreement (the "Note") with TMRC, L.L.P ("TMRC" or "Tracker") and our current senior inventory finance lenders to provide our Company with up to an additional $1.5 million in financing through April 30, 2003. The initial advance under the Note was $600,000. A second advance of $645,000 was requested and received on January 16, 2003, but there is no guarantee of any additional funding since the financing pursuant to the Note is subject to discontinuance at any time by any of the lenders. Each of the lenders under the Note has the sole discretion regarding any future advancement of additional funds under the Note. As of the date of this Report on Form 10-Q the Company's cash flows have been sufficient to preclude additional borrowings under the Note, however there is no guarantee that our cash requirements will not exceed the amount which otherwise could be borrowed under the Note. As security for the Note, we have pledged our federal income tax returns towards the repayment of any amounts outstanding under the Note.

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

Results of Operations

Quarter  Ended,  December 31, 2002 Compared to the Quarter  Ended,  December 31,
2001.

Net sales. Net sales in the first quarter of fiscal 2003 decreased to $17.9 million, compared to net sales of $20.7 for the first quarter of fiscal 2002.

The decrease in net sales during the quarter ended December 31, 2002 included approximately $1.1 million in reduced sales as a result of the impact of fewer stores in operation (34 versus 37) and a decrease of approximately $1.7 million in comparable store sales. Comparable store sales decreased by 8.4% (34 stores in base) for the quarter ended December 31,2002. Management believes the decline in net sales and the decrease in comparable store sales was related to various factors including, but not limited to, fewer stores in operation, prolonged erratic levels of consumer confidence and employment uncertainty, combined with persistent weak economic and industry conditions. The decrease in net sales for the quarter ended December 31, 2002 incouded $1.1 million in reduced sales as a result of the impact of fewer stores in operation (34 versus 37).

Gross profit. Gross profit decreased by approximately $3.5 million in the first quarter of fiscal 2003 from $4.1 million in the same quarter of fiscal 2002. Gross profit, as a percent of net sales, remained flat at 19.7% during the quarter ended December 31, 2002 and 2001, respectively.

The decrease in total gross profit in actual  dollars was  primarily  related to
(i) the decline in net sales during the periods and (ii) also, in an effort to stimulate sales, we have continued to offer certain sales incentives and participated in manufacturer sponsored rebate programs in an effort (i) to reduce certain non-current inventory levels and (ii) to stimulate sales in response to weak economic and industry conditions. We believe that we may continue to experience erratic levels of overall gross profit margins during the remainder of the 2003 fiscal year resulting, in part, to (i) a continued weak and uncertain ecnoomic environment and (ii) introductions of certain new Travis Edition product lines and (iii) continued emphasis on incentives and marketing promotions to stimulate sales of both current and non-current/discontinued inventory models.

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

Net sales of these products contributed approximately $397,000, or 11.3%, of total gross profit in the first quarter of fiscal 2003, as compared to $550,000 or 13.5%, of total gross profit for the first quarter of the prior fiscal year. Net sales attributable to F&I Products are reported on a net basis, therefore, all of such sales contribute directly to the Company's gross profit. The costs associated with the sale of F&I Products are included in selling, general and administrative expenses. Management attributes the reduced sales of F&I Products due primarily to the reduction in overall net sales and lower overall yields paid by lenders for originating customer finance contracts and competitive pressures on finance rates (which resulted in lower net spreads achieved in the placement of customer financing). Decreases in the percentage of customers buying these products (which is referred to as "sell-through"), particularly by purchasers of the larger, more expensive boats and reduced customer demand for certain insurance products have also been limiting factors.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $7.5 million in first quarter of fiscal 2003 from $7.3 million for the first quarter of fiscal 2002. As a percent of net sales, selling, general and administrative expenses increased to 41.8% in the first quarter of fiscal 2003 from 35.4% for the first quarter of fiscal 2002.

The increase in selling, general and administrative expenses, in actual dollars, for the quarter ended December 31, 2002 versus the same quarter of the prior year was primarily attributable to increases in certain expenses, primarily insurance expense and promotion and advertising expenses. The Company has experienced significant increases in premiums related to both its property/casualty and its employee health insurance coverages. during the quarter ended December 31, 2002, the Company also incurred expenses of $145,000 related to the legal and administrative costs associated witht he restructuring of its Board of Directors. The Board restructuring was related to the Company securing additional financing and certain modifications in its inventory borrowing agreements (se Management's Discussion and analysis -- "Liquidity").

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $657,000in the first quarter of fiscal 2003 from $627,000 for the first quarter of fiscal 2002. Depreciation and amortization expenses, as a percentage of net sales, were 3.7% for the first quarter of fiscal 2003, compared to 3.0% in the same quarter of the prior fiscal year.

The increase in depreciation and amortization expenses, both in actual dollars and as a percent of net sales, was primarily attributable to the net fixed assets associated with the capital expenditures made by the Company.

Interest expense. Interest expense decreased to $812,000 in the first quarter of fiscal 2003 from $1.0 million in the first quarter of fiscal 2002. Interest expense, as a percent of net sales, decreased to 4.5% from 5.3% of net sales in the same periods.

The decreased interest expense, both in actual dollars and as a percent of net sales, was primarily the result of significantly lower balances on the Company's inventory based lines of credit due to the significant reductions in the levels of inventory held by the Company. The Company has successfully reduced inventory levels to reflect sales trends and as a result of its prior implementation of a Master Business Plan that requires pre-approved purchase orders for all inventory purchases. Interest expense also benefited from the decrease in the Company's variable borrowing rates relative to the same period of the prior year resulting from the numerous reductions in the prime rate.

Net loss. The Company, prior to preferred stock dividends of $120,000, reported a net loss attributable to common shareholders of $3.7 million ($.86 per basic and diluted share) for the quarter ended December 31, 2002. the Company, excluding the cumulative effect of accounting change, reported a net loss of $3.1 million ($.71 per basic and diluted share) for the same quarter of the prior fiscal year.

The Company, after preferred stock dividends of $120,000, reported a net loss attributable to common shareholders of $3.7 million ($.86 per basic and diluted share) for the quarter ended December 31, 2002.

Inclusive of the impact of the cumulative effect of accounting change, the Company reported a net loss of $9.6 million ($2.21 per basic and diluted share) for the same quarter of the prior fiscal year.

As previously reported, the net loss from the cumulative effect of accounting change is from the Company's adoption of SFAS 142, "Goodwill and Other
Intangible Assets" as of October 1, 2001. The application of the transition provisions of SFAS 142 required the Company to take a non-cash, non-recurring, after-tax charge of approximately $6.5 million effective as of October 2001. The charge eliminated the Company's goodwill accounts.

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

At December 31, 2002, we had approximately $900,000 in cash, $7.7 million in accounts receivable (primarily contracts in transit from sales, manufacturer rebates receivable and other amounts due from manufacturers) and $65.9 million in inventories. Contracts in transit are amounts receivable from a customer or a customer's financial institution related to that customer's purchase of a boat. These asset balances were offset by approximately $6.4 million of accounts payable and accrued liabilities, $59.0 million outstanding under our borrowing agreements and $7.3 million in short-term indebtedness including (i) current maturities of notes payable of $440,000; (ii) a real estate loan in the amount of $515,076 with a balloon payment which matured in January 2003 (which has not been refinanced and remains unpaid as of the date of this Report on Form 10-Q) and (iii) approximately $6.3 million in real estate loans with a single lender which have been re-classified as current for financial reporting since we are out of compliance with certain financial loan covenants and the lender has demanded early repayment. (See Risk Factors - "We are Out of Compliance on Certain Loan Agreements, Have Been Out of Compliance on Others and Have a Matured Real Estate Loan that has not been Refinanced or Repaid").

As of December 31, 2002, the aggregate maximum borrowing limits under our borrowing agreements was $70.0 million, respectively.

At December 31, 2002, we had working capital of approximately $5.3 million. Working capital, as of that date, was negatively effected by our net loss and the aforementioned $6.8 million, in short term indebtedness classified as a current liability.

For the quarter ended December 31, 2002, operating activities used cash flows of $10.9 million due primarily to the pre-season and boat shows increase of $8.9 million in inventories and the increase of the income taxes recoverable due to the net loss. These amounts were offset partially by the $2.0 million decrease in accounts receivable; however the majority of this decrease was the result of the Company writing off certain accounts receivable to bad debts.

For the quarter ended December 31, 2002, investing activities utilized cash flows of $123,000. These activities were primarily funded through our borrowing agreements and internal cash flows.

For the quarter ended December 31, 2002, financing activities provided cash flows of $7.7 miollion primarily from the net proceeds of funds borrowed under our inventory borrowing agreements for the purchase of our off-season and boat show inventories. We finance substantially all of our inventory and working capital requirements pursuant to borrowing agreements entered into in January 2000 with two commercial finance companies -- Transamerica Commercial Finance Corporation ("TCFC") and GE Commercial Distribution Finance Corporation ("GE") (formerly known as Deutsche Financial Services Corporation ("DFS")). The agreements, which currently have maturity dates of April 2003, have been amended numerous times. The agreements contain substantially similar terms and financial ratio based covenant requirements. The maximum aggregate borrowing availability as of December 31, 2002 was limited to a maximum credit limit of $70 million at various prime based or LIBOR based interest rates (varying from 4.75% to 8.75% at December 31, 2002). Borrowings under the agreements are pursuant to a borrowing base, or specific floor plan, advancing formula and are used primarily to finance inventory purchases and for general working capital requirements. Substantially all inventory, accounts receivable, furniture, fixtures, equipment, real estate (junior liens) and intangible assets collateralize these borrowing agreements. The terms of the borrowing agreements also provide for:
(i) fees for administrative monitoring, (ii) fees for unused portions of available credit, and (iii) pre-payment fees in the event of our termination of such floor plans prior to their stated original maturity dates. The borrowing agreements also include restrictive loan agreements containing various loan covenants and borrowing restrictions, including minimum financial ratios (governing net worth, current assets, debt to worth percentages and cash flow coverage requirements based upon interest expense and monthly principal and interest payments on debts). Acquisitions, the payment of common stock dividends or repurchases of our common stock are also substantially limited without prior consent.

Effective on December 30th and 31st, 2002, we entered into Amended and Restated borrowing agreements (the "Amended Agreements") with our senior inventory lenders, TCFC and GE, (formerly "DFS").

The Amended Agreements included, but were not limited to, the following components:

1. Extension of the maturity date of the respective borrowing agreements from January 31, 2003 to April 30, 2003.
2. Waiver of certain financial, reporting and payment defaults as of the date of the Amended Agreements. The financial default waivers included the re-establishment and modification of new financial ratio levels based upon our current and anticipated financial performance through the maturity date of April 30, 2003. The waived reporting requirements provided us time to finalize our audit report and report on Form 10-K for the fiscal year ended September 30, 2002. The waived payment defaults were the result of our failure to repay certain amounts scheduled to be paid according to the terms of the borrowing agreements, including the timely payment of amounts for sold inventory and scheduled amounts for certain matured inventory. The waivers of the payment defaults were accommodated by the lenders revising the terms under the Amended Agreements to temporarily advance certain funds to us on inventory assets (primarily certain new and used aged inventories) that previously were not eligible assets upon which we could borrow funds. Repayment of the amounts resulting from the payment default is required upon the earlier of, (i) the sale of such inventory providing the basis for the temporary advance, (ii) the receipt by the Company of its pro-jected calendar year 2002 federal income tax refund, or (iii) April 30, 2003.
3. An "Intercreditor Agreement" by and among TCFC, GE and TMRC, L.L.P. (the owner of the Company's outstanding shares of Series A Preferred Stock) to each, individually, provide the Company up to an additional $500,000 of conditional funding (collectively $1.5 million). The requirement of any party to advance funds under this agreement is at each participant's sole and individual discretion. Accordingly, the Company is not guaranteed any advances; or to the extent advances are made; any future or additional advances. Funds may only be used for the general working capital expenses of the Company. As of the date of this Report on Form 10-Q, the Company has received $415,000 from each of TCFC, GE and TMRC, L.L.P. (collectively $1,245,000) as advances pursuant to this agreement.

We pursued this transaction and financing because of our belief that current and anticipated cash needs through April, 2003 exceed amounts otherwise available to be borrowed under our current credit facilities with TCFC and GE. This projected shortfall is influenced in part by our seasonal trends which include historically low sales levels during the October through December periods. The seasonal lull normally experienced at the end of a calendar year was compounded at the end of calendar year 2002 by continued economic uncertainty, weak industry sales trends, and certain revised borrowing terms which have had the effect of reducing our borrowing base during this period.

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

During this period prior to the expiration of our inventory borrowing agreements on April 30, 2003, we will be revising our business plan to support our required financing arrangements for the remainder of fiscal 2003 and beyond either with our current lenders or from other sources. There is no assurance that renewal of the borrowing agreements will be possible, that further amendments are available to the Company or that we will be successful in obtaining adequate financing arrangements from these or alternate sources.

Contractual Commitments and Commercial Commitments
--------------------------------------------------

The following table sets forth a summary of our material contractual obligations and commercial commitments as of December 31, 2002:


Year Ended September 30,        Line of         Long-Term       Convertible     Operating       Total
        (000's)                 Credit            Debt             Notes          Leases        -----
------------------------        -------         ---------       -----------     ---------
2003                            $ 58,894(1)     $  7,296(2)                     $  2,259        $ 68,539
2004                                               1,247                           2,353           3,600
2005                                                 301        $  1,300           1,663           3,264
2006                                                 227                           1,232           1,459
2007                                                 482                             343             825
Thereafter                                           884                             277           1,161
                                ------------------------------------------------------------------------
Total                           $ 58,984        $ 10,437        $  1,300        $  8,127        $ 78,848
                                ========================================================================


(1) Our inventory borrowing agreements, which originated in January 2000, mature in April 2003.

(2) Approximately $6.8 million of real estate loans with a single lender have been re-classified as current for financial reporting since (i) one loan in the amount of approximately $515,000 has matured and has not been repaid or refinanced and (ii) the Company is out of compliance with financial loan covenants. The Lender has demanded the early repayment of all loans effective as of February 15, 2003. The Company has requested that the Lender refinance the loans, but no guarantee can be made that the request will be granted or that the Lender will not proceed with the demand for early repayment. (See Risk Factors - "We are Out of Compliance on Certain Loan Agreements, Have Been out of
         Compliance  on Others and have a Matured  Real Estate Loan that Has Not
         Been Refinanced or Repaid. ...").


Seasonality

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

Cautionary Statement for purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

Other than statements of historical fact, all statements contained in this Report on Form 10-Q, including statements in "Item 1. Business", and "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve a number of uncertainties. The actual results of the future events described in the forward-looking statements in this Report on Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the impact of seasonality and weather, general economic conditions, competition and government regulations, the level of discretionary consumer spending, national or local catastrophic events, as well as the risks and uncertainties discussed in this Report on Form 10-Q, including without limitation, the matters discussed in "Risk Factors" and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements, including the Company's Report on Form 10-K for the Fiscal Year ended September 30, 2002. All forward-looking statements in this Report on Form 10-Q are expressly qualified in their entirety by the cautionary statements in this paragraph.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Changes in short-term interest rates on loans from financial institutions could materially affect the Company's earnings because the interest rates charged on certain underlying obligations are variable.

At December 31, 2002, a hypothetical 100 basis point increase in interest rates on the Company's Floor Plan and Revolving Line of Credit obligations would result in an increase of approximately $590,000 in annual pre-tax expenses of the Company. The estimated increase in expenses is based upon the increased interest expense of the Company's variable rate Floor Plan and Revolving Line of Credit obligations and assumes no change in the volume or composition of such debt at December 31, 2002.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, our Company is involved in litigation relating to claims arising from its normal business operations. Currently, our Company is a defendant in several lawsuits. Some of these lawsuits involve claims for substantial amounts.

In January 2003, the Company received notice of a lawsuit filed on behalf of the bankruptcy estate for Outboard Marine Corporation ("OMC"). OMC was a primary supplier of outboard engines to our Company prior to OMC's bankruptcy in December of 2000. The suit alleges that we received approximately $700,000 in cash payments from OMC that were are deemed to be preferential payments under applicable bankruptcy law, and hence demands the repayment thereof. The Company believes that the lawsuit is without merit and that the cash payments were received in the ordinary course of business pursuant to the Company's contract with OMC.

There is no guarantee that our Company will prevail in defense of lawsuits filed against it. Lawsuits resulting in an unfavorable verdict or settlement for the Company could have the effect of jeopardizing the Company's financial stability. This financial instability could result in our Company being unable to continue as a going concern.


Item 2.  Changes in Securities
None

Item 3.  Defaults Upon Senior Securities

I. The Company's operating results as of December 31, 2002 were out of compliance with two (2) ratio covenants of its Loan Agreement on real estate indebtedness with Hibernia National Bank:

-        Modified Fixed Charge  Coverage Ratio With respect to the Hibernia Loan
Agreement: the Modified Fixed Charge Coverage Ratio requires Travis Boats' to maintain a Fixed Charge Coverage Ratio, on a rolling four (4) quarter basis, of not less than 1.50 to 1.00. Travis Boats' Modified Fixed Charge Coverage Ratio for the 12 months ended December 31, 2002 was less than 1.50 to 1.10 and as such Travis Boats was not in compliance with the Loan Agreement.

-        Minimum Tangible Net Worth With respect to the Hibernia Loan Agreement:
the Minimum Tangible Net Worth Provision requires Travis Boats to maintain a minimum tangible net worth of $27.5 million. As of December 31, 2002 the Company's tangible net worth was less than $27.5 million and as such Travis Boats was not in compliance with the Loan Agreement.

II. The Company's has a real estate loan in the amount of $515,076 with Hibernia National Bank that matured on January 28, 2003. The Company has not repaid the loan, or been successful at negotiating a refinance of the loan. Hibernia National Bank has notified the Company by letters dated as of January 31, 2003 that the unpaid loan is a default of the loan documents and consequently, they have demanded repayment on that matured loan and on each of the Company's other loans with the Bank by February 10, 2003. In the event of non-payment, the Bank notified the Company that it will proceed with any legal action necessary to collect all sums due. The total outstanding principal balance of the six (6) loans upon which payment has been demanded is approximately $6.8 million as of the date of this Report on Form 10-Q.

III. As more fully described in the Risk Factors above, the demands for repayment of the real estate loans in "Iten 3. Defaults Upon Senior Securities"
(II) above also constitutes a cross-default under the Company's borrowing agreements with its Senior Inventory Lenders. As such, the Company is in default of its borrowing agreements with its Senior Inventory Lenders. (See Risk Factors
- "We are Out of Compliance on Certain Loan Agreements, Have Been out of Compliance on Others and have a Matured Real Estate Loan that Has Not Been Refinanced or Repaid".)

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit Number          Description            Incorporated by Reference to:
    --------------          -----------            -----------------------------
       99.1           Certification Pursuant to            Not applicable.
                         Section 906 of the
                     Sarbanes-Oxley Act of 2002


(b)    Reports on Form 8-K

During the quarter ended December 31, 2002 the Company filed a report on Form 8-K pertaining to the agreement with Tracker, as follows:

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

Subsequent to December 31, 2002, but prior to the date of this Report on Form 10-Q, the Company filed a report on Form 8-K/A pertaining to the agreement with Tracker, as follows:

         Form 8-K, Current Report of Unscheduled Material Events, filed on June 12, 2002, incorporating a copy of the Tracker/Travis Boats Master Deal Agreement (Master Dealer Supply agreement) dated as of March 13, 2002, by and between the Company and Tracker.

Subsequent to December 31, 2002, but prior to the date of this Report on Form 10-Q, the Company filed a report on Form 8-K pertaining to the agreement with Tracker, as follows:


         Form 8-K, Current Report of Unscheduled Material Events, filed on January 15, 2003, incorporating copies of various agreements between the Company and its Senior Lenders, the Company and Tracker, and various insider shareholders of the Company and Tracker.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: February 19, 2003             Travis Boats & Motors, Inc.


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