Form 10-Q
period 2003-03-31
TRAVIS BOATS & MOTORS INC
filed 2003-05-16
CIK 1012734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

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

Common Stock $.01 par value - 4,309,727 shares as of May 14, 2003.

                                      INDEX


PART I - FINANCIAL INFORMATION


Item 1:  Financial Statements (Unaudited):
                   Condensed Consolidated Balance Sheets:
                   March 31, 2003 and September 30, 2002......................1

                   Condensed Consolidated Statements of Operations:
                   Three and Six Months Ended March 31, 2003 and 2002.........2

                   Unaudited Condensed Consolidated Statements of Cash Flows:
                   Six Months Ended March 31, 2003 and 2002...................3

                   Notes to Condensed Financial Statements....................4

Item 2:  Management's Discussion and Analysis of Financial
                   Conditions and Results of Operations.......................7

Item 3: Quantitative and Qualitative Disclosures About Market Risk...........13


PART II - OTHER INFORMATION

Items 1 - 6..................................................................13

Signatures...................................................................14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Travis Boats & Motors, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data )

                                                                            March 31,       September 30,
                                                                              2003              2002
                                                                          -------------    ---------------
                                                                           (unaudited)
ASSETS:
      Current assets:
            Cash and cash equivalents                                           $2,647              $4,253
            Accounts receivable, net                                            11,484               9,681
            Inventories, net                                                    61,611              56,957
            Income Taxes Recoverable/Deferred tax asset                          3,019                 611
            Prepaid expenses and other                                           1,243               1,009
                                                                          -------------    ----------------
              Total current assets                                              80,004              72,511

      Property and equipment:
            Land                                                                 5,982               5,982
            Buildings and improvements                                          15,951              15,899
            Furniture, fixtures and equipment                                    9,391               9,327
                                                                          -------------    ----------------
                                                                                31,324              31,208
            Less accumulated depreciation                                      (10,819)             (9,820)
                                                                          -------------    ----------------
                                                                                20,505              21,388


      Intangibles and other assets:
            Non-compete agreements, net                                            940               1,149
            Other assets                                                           355                 384
                                                                          -------------    ----------------
              Total assets                                                    $101,804             $95,432
                                                                          =============    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
            Accounts payable                                                    $5,635              $4,122
            Accrued liabilities                                                  2,395               1,439
            Floor plan and revolving line of
            credit                                                              59,839              50,949
            Current portion of notes payable and other short-term                8,105               1,025
            obligations
            Notes payable in default, classified as short-term                       0               6,436
            obligations
                                                                          -------------    ----------------
              Total current liabilities                                         75,974              63,971

      Notes payable, less current portion                                        3,142               3,225
      Convertible Subordinated Notes                                             1,300               1,300

      Stockholders' equity
            Serial Preferred stock, $100 par value, 1,000,000
                 shares authorized, 80,000 shares outstanding                    8,000               8,000
            Common Stock, $.01 par value, 50,000,000 authorized,
                 4,329,727 and 4,329,727 issued and outstanding at
                 March 31, 2003 and September 30, 2002, respectively                43                  43
            Paid-in capital                                                     15,105              15,109
            Retained earnings                                                   (1,760)              3,784
                                                                          -------------    ----------------
              Total stockholders' equity                                        21,388              26,936

                                                                          -------------    ----------------
              Total liabilities and stockholders' equity                      $101,804             $95,432
                                                                          =============    ================

              See notes to unaudited condensed consolidated financial statements


Travis Boats & Motors, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share data and store count)


                                                    Three Months ended          Six Months ended
                                                          March 31,                  March 31,
                                                    2003         2002           2003        2002
                                                  ----------   ----------     ----------  ----------
Net sales .....................................    $ 38,132     $ 47,388       $ 56,019    $ 68,054
Cost of goods sold ............................      30,543       36,919         44,913      53,520

Gross profit...................................       7,589       10,469         11,106      14,534

Selling, general and administrative............       8,497        9,010         15,833      16,325
Financing and board restructure expenses ......         --           --             145         --
Depreciation and amortization..................         608          616          1,265       1,242
                                                  ----------   ----------     ----------   ---------

                                                      9,105        9,626         17,243      17,567

Operating income/(loss)........................      (1,516)         843         (6,137)     (3,033)
Interest expense...............................        (931)      (1,116)        (1,743)     (2,154)
Other income...................................          22           20             43          37

Loss before income tax benefit and
   cumulative effect of accounting change......      (2,425)        (253)        (7,837)     (5,150)
Income tax benefit.............................         704           93          2,533       1,887
                                                  ----------   ----------     ----------   ---------

Net loss before cumulative effect of accounting
   change .....................................      (1,721)        (160)        (5,304)     (3,263)
Cumulative effect of accounting change, net
   of taxes of $2,281 .........................         --           --             --       (6,528)
                                                  ----------   ----------     ----------   ---------
Net loss ......................................     $(1,721)    $   (160)      $ (5,304)   $ (9,791)

Preferred Stock Dividends .....................         120          --             240         --

                                                  ----------   ----------      ---------   ---------
Net loss attributable to common shareholders ..     $(1,841)        (160)        (5,544)     (9,791)
                                                  ==========   ==========      =========   =========

Loss per share:
   Basic and diluted loss per share before
   dividends and cumulative effect of
   accounting change, net .....................       (0.40)       (0.04)         (1.22)      (0.75)
   Preferred stock dividends...................       (0.03)         --           (0.06)        --
   Cumulative effect of accounting change, net.         --           --             --        (1.50)
                                                  ----------   ----------     ----------   ---------
Basic and diluted loss per share ..............     $ (0.43)     $ (0.04)       $ (1.28)    $ (2.25)
                                                  ==========   ==========     ==========   =========

Weighted average Basic and
   Dilutive common shares outstanding .........   4,329,727    4,348,416      4,329,727   4,351,785


Stores open at end of period ..................       34          35              34          35


Travis Boats & Motors, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

                                                                                            Six months ended
                                                                                               March 31,

                                                                                       2003                2002
                                                                                   ----------------------------------

Operating activities:
Net Loss                                                                                ($5,304)            ($9,791)
Adjustments to reconcile net loss to net cash used in
  Operating activities:
      Depreciation .........................................................                999               1,012
      Amortization .........................................................                215                 230
      Cumulative effect of accounting change, net ..........................                  0               6,528
      Changes in operating assets and liabilities
           Accounts receivable .............................................             (1,803)             (5,529)
           Prepaid expenses ................................................               (235)               (806)
           Inventories .....................................................             (4,654)            (10,251)
           Other assets ....................................................                 28                  10
           Accounts payable ................................................              1,513                  53
           Accrued liabilities .............................................                956                 150
           Income tax recoverable ..........................................             (2,408)             (1,540)

                                                                                   --------------     ---------------
      Net Cash used in operating activities ................................            (10,693)            (19,934)

      Investing Activities:
      Purchase of property and equipment ...................................               (124)               (320)

                                                                                   --------------     ---------------
      Net cash used in investing activities ................................               (124)               (320)

      Financing activities:

      Proceeds from issuance of convertible subordinated notes .............                  0               4,300
      Net increase in notes payable and other short term obligations .......              9,451              16,290
      Net proceeds from issuance of Series A preferred stock ...............                  0               2,139
      Preferred stock dividends ............................................               (240)                  0
      Net proceeds (payments) from issuance
         (repurchase) of common stock ......................................                  0                 (18)

                                                                                   --------------     ---------------
      Net cash provided by financing activities ............................              9,211              22,711
      Change in cash and cash equivalents ..................................             (1,606)              2,457
      Cash and cash equivalents, beginning of period .......................              4,253               1,388

                                                                                   --------------     ---------------
      Cash and cash equivalents, end of period .............................          $   2,647             $ 3,845
                                                                                   ==============     ===============

       See notes to unaudited condensed consolidated financial statements


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Travis Boats & Motors, Inc. and subsidiaries (collectively, the Company) without audit. In the opinion of management, such financial statements include all adjustments (consisting of only recurring accruals) necessary to present fairly the financial position at March 31, 2003; and the interim results of operations and cash flows for the three and six month periods ended March 31, 2003 and 2002. The condensed consolidated balance sheet at September 30, 2002, presented herein, has been prepared from the audited consolidated financial statements of the Company for the fiscal year then ended.

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

The results of operations for the three and six month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 ("Statement 148"). This amendment provides two additional methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, more prominent disclosures in both annual and interim financial statements are required for stock-based employee compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of Statement 148 did not have a material impact on the Company's consolidated financial statements.

NOTE 3 - BASIC/DILUTED OUTSTANDING SHARE CALCULATION

Financial Accounting Standards Board Statement No. 128 requires the calculation of earnings per share to exclude common stock equivalents when the inclusion of such would be anti-dilutive. In the three and six month periods ended March 31, 2003 and 2002, the inclusion of common stock equivalents would have been anti-dilutive based upon the net loss posted by the Company. As such, all common stock equivalents were excluded.

Effective as of January 7, 2003 the Company cancelled 237,198 outstanding incentive stock options with a weighted average remaining life of 5.37 years and a weighted average strike price of $4.78 per share. The incentive stock options were previously held by executive management and one independent board member. The cancellation of the incentive stock options was a requirement of the terms for a $1.5 million short term financing agreement entered into effective as of December 2002.

The Company had issued and outstanding incentive stock options to certain officers, directors and employees totaling 74,100 shares which had a strike price equal to or exceeding the closing price of the Company's common stock on such date. The 74,100 option shares have a weighted average strike price of $5.14 and a weighted average outstanding remaining life of 5.8 years.

The Company also has excluded the inclusion of 528,584 shares of common stock subject to issuance pursuant to $1.3 million in outstanding convertible subordinated notes and 3,252,826 shares of common stock subject to issuance pursuant to 80,000 shares of Series A Preferred Stock. For the three and six-month period ended March 31, 2003, the conversion price of approximately $2.46 per share of both issuances exceeds the Company's average market price of its common stock.

NOTE 4 - STOCKHOLDERS' EQUITY

During fiscal 2000, the Company established a program to repurchase outstanding shares of its common stock in the open market from time to time. The Company has made purchases of its common stock pursuant to this program and has retired all such common shares repurchased.


Repurchases of shares of common stock during the six months ended March 31, 2003 and 2002 consisted of the following:


                                           6 mos ended            6 mos ended
                                           March 31, 2003         March 31, 2002
                                           -------------------------------------
     Shares Repurchased (000's)              --                   12
     Total Purchase Price (000's)            --                   $25.9
     Average Price per Share                 --                   $2.16


The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based compensation for all periods presented (in thousands except per share data):

                                    Net Loss

                                                      Three Months Ended March 31,       Six Months Ended March 31,
                                                          2003             2002             2003            2002

Reported net loss                                            (1,841)            (160)         (5,544)         (9,791)
Add: Total stock based employee compensation                      -                -               -               -
expense included in the determination of net loss
as reported, net of related tax effects
Less: Total stock based employee compensation                   (35)             (80)             (93)           (159)
expense determined under the fair value method
for all awards, net of related tax effects
                                                    ----------------- ---------------- --------------- ---------------
Pro forma net loss                                           (1,876)           (240)          (5,637)         (9,950)

                   Reported Basic and Diluted Loss per Share

Reported Basic and Diluted net loss per share                 (0.43)           (0.04)          (1.28)          (2.25)
Pro forma Basic and Diluted net loss per share                (0.43)           (0.06)          (1.30)          (2.29)



NOTE 5 - CONVERTIBLE SUBORDINATED NOTES

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

NOTE 6 - SERIES A PREFERRED STOCK

The Company has issued 80,000 shares of 6% Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") pursuant to an agreement with TMRC, L.L.P. ("Tracker"), a wholly-owned subsidiary of Tracker Marine, L.L.C. The issue price of the Preferred Stock is $100 per share. Each share may be converted into the Company's common stock at a conversion price of approximately $2.46 per share. The Preferred Stock is governed by a comprehensive agreement that provides, among other components, the right to name certain directors and re-pricing options in the event of the issuance of other equity securities or debt with more favorable conversion prices or terms.

NOTE 7 - SHORT TERM BORROWINGS

The Company finances substantially all of its inventory and working capital requirements pursuant to inventory borrowing agreements entered into in January 2000 with two commercial finance companies. The agreements, which matured on April 30, 2003 (see Management's Discussion and Analysis - "Liquidity"), contain substantially similar terms and financial ratio based covenant requirements. The maximum aggregate borrowing availability as of March 31, 2003 was limited to a maximum credit limit of approximately $70 million at various prime based or LIBOR based interest rates (varying from 4.75% to 4.82% at March 31, 2003). Borrowings under the agreements are pursuant to a borrowing base, or specific floor plan, advancing formula and are used primarily to finance inventory purchases and for general working capital requirements. Substantially all inventory, accounts receivable, furniture, fixtures, equipment and intangible assets collateralize these agreements. Pursuant to certain waivers and restructuring of covenants under these inventory borrowing agreements during the 2002 fiscal year, the Company also granted junior liens on its real estate holdings as collateral.

The Company also has approximately $6.4 million in real estate loans with a single lender which have been re-classified as current. The Company and Lender entered into revised loan agreement effective March 20, 2003 and the Company is in compliance with the revised agreement. Terms of the revised agreement require the Company to repay each loan on or prior to specific dates prior to October 30, 2003. (See Management's Discussion and Analysis - "Liquidity.").

NOTE 8 - GOODWILL

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

NOTE 9 - COMPREHENSIVE INCOME/LOSS

For the three and six months ended March 31, 2003 and 2002, the Company recorded no comprehensive income or loss items, other than the net income or net loss.

NOTE 10 - CONTINGENCIES

From time to time, our Company is involved in litigation relating to claims arising from its normal business operations. Currently, our Company is a defendant in several lawsuits. Some of these lawsuits involve claims for substantial amounts.

In January  2003,  the Company  received  notice of a lawsuit  filed in the U.S.
Bankruptcy Court for the Northern District of Illinois on behalf of the bankruptcy estate for Outboard Marine Corporation ("OMC"). The Company has denied the allegations in this lawsuit and finds them without merit. OMC was a primary supplier of outboard engines to our Company prior to OMC's bankruptcy in December of 2000. The suit alleges that we received approximately $700,000 in cash payments from OMC that were are deemed to be preferential payments under applicable bankruptcy law, and hence demands the repayment thereof. The Company believes that the lawsuit is without merit and that the cash payments were received in the ordinary course of business pursuant to the Company's contract with OMC.

There is no guarantee that our Company will prevail in defense of lawsuits filed against it. Lawsuits resulting in an unfavorable verdict or settlement for the Company could have a material adverse affect on the results of operations.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

     Some of the information in this Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate", and "continue" or similar words. You should read statements that contain these words carefully because they (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other "forward-looking" information. We believe it is important to communicate our expectations to people that may be interested. However, unexpected events may arise in the future that we are not able to predict or control. The information that we describe in this section, as well as any other cautionary language in this Report on Form 10-Q, give examples of the types of uncertainties that may cause our actual performance to differ materially from the expectations we describe in our forward-looking statements and therefore result in a material adverse effect on our business, operating results and financial condition. For a more comprehensive discussion of these and the numerous other Risk Factors affecting our business and operations see the Company's Report on Form 10-K filed for the fiscal year ended September 30, 2002 and other documents filed of record with the Securities and Exchange Commission.

     We Must Comply with Listing Requirements for the NASDAQ Stock market. We transferred our common stock to the Nasdaq Small Cap Market effective as of October 25, 2002. We requested the transfer because our Company did not comply with all of the requirements for trading on the Nasdaq National Market. By letter dated as of February 14, 2003 we were notified by the NASDAQ that the closing price for our common stock for the 30 days prior thereto was below the minimum $1.00 bid price required by the Nasdaq Small Cap Market. The NASDAQ notified the Company that it can regain compliance if the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days prior to August 13, 2003. Otherwise, the NASDAQ will provide written notification that the Company's common stock will be delisted; subject to the Company's right to appeal the determination. Our continued inability to maintain the required share price range or other requirements for trading on the Nasdaq Small Cap Market could result in our common stock being delisted and not eligible for trading on the Nasdaq Stock Market. Since we rely on the Nasdaq Stock Market to offer trading of our common stock, our inability to continue on the Nasdaq Stock Market could have a material adverse effect on our business, financial condition, the price of our common stock and the ability of investors to purchase or sell our common stock.

     General - Travis Boats & Motors, Inc. ("Travis Boats", the "Company" or "we") is a leading multi-state superstore retailer of recreational boats, motors, trailers and related marine accessories in the southern United States. Our Company, operated 34 stores on March 31, 2003 under the name Travis Boating Center in Texas (8), Arkansas (3), Louisiana (4), Alabama (1), Tennessee (5), Mississippi (1), Florida (10), Georgia (1) and Oklahoma (1). Subsequent to March 31, 2003, the Company closed the store locations in Knoxville and Lake Pickwick, Tennessee. The assets of the two locations were consolidated into other Travis Boats locations in proximity to the closed stores.

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

     History - Travis Boats was incorporated as a Texas corporation in 1979. Since our founding in 1979 as a single retail store in Austin, Texas, we have grown both through acquisitions and the opening of new "start-up" store locations. During the 1980s, we expanded into San Antonio, Texas, purchased land and built a new store facility. After this, we purchased additional boat retailers that operated stores in the Texas markets of Midland, Dallas and Abilene. It was during this early period of store growth that we began
developing  the  systems  necessary  to  manage  a  multi-store   operation  and
maximizing our inventory purchases to obtain increased volume discounts. Our success in operating numerous stores and maximizing volume discounts on inventory purchases led to the introduction of our own proprietary Travis Edition packaging concept and our philosophy of clearly posting price signs on each of our Travis Edition boats held for sale.

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

     We study sales trends from the cities and states where we operate store locations. We use the information from this data to custom design and pre-package combinations of popular brand-name boats, such as Larson, Wellcraft, Scarab, Bayliner, Fisher, ProCraft, Fishmaster, Ranger and Starcraft with outboard motors generally manufactured by Suzuki or Brunswick Corporation, along with trailers and numerous accessories, under our own proprietary Travis Edition label. These signature Travis Edition packages, which account for the vast majority of our total new boat sales, have been designed and developed in coordination with the manufacturers and often include distinguishing features and accessories that have historically been unavailable to, or listed as optional, by many of our competitors. We also sell yachts, such as Carver, Crownline and Martinique that range in length from 25 feet to over 50 feet. By providing many different types of boats with many types of standard features, we attempt to offer the customer an exceptional boat at a competitive price that is ready for immediate use and enjoyment.

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

Allowance for Doubtful Accounts

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

Income Taxes

     In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, deferred income taxes are provided for temporary differences between the basis of assets and liabilities for financial reporting purposes and for income tax return purposes. The Company routinely evaluates its recorded deferred tax assets to determine whether it is more likely than not that such deferred tax assets will be realized. During the year ended September 30, 2002, the Company determined that for deferred tax assets that could not be realized by carryback to prior tax years it was more likely than not that such deferred tax assets would not be realized and accordingly a full valuation allowance was necessary for these deferred tax assets.

Results of Operations

Quarter Ended, March 31, 2003 Compared to the Quarter Ended, March 31, 2002 and Six Months Ended, March 31, 2003 Compared to the Six Months Ended, March 31, 2002.

Net sales. Net sales in the second quarter of fiscal 2003 decreased to $38.1 million, compared to net sales of $47.4 for the second quarter of fiscal 2002. For the six months ended, March 31, 2003, net sales decreased to $56.0 million, compared to $68.1 million during the same period of the prior fiscal year.

Comparable store sales decreased by 18.7% and 15.7% (34 stores in base) for the quarter and six months ended March 31, 2003. The decreases in net sales during the quarter and six months ended March 31, 2003 resulted from the decrease in comparable store sales, reduced sales as a result of the impact of fewer stores (34 versus 35) in operation and a decline in average retail prices based on our aggressive sell-through of non-current inventory. Our strategy is to accelerate the sale of certain aged and discontinued product to improve inventory turns and to reduce the days on hand of inventory. Management believes that the sell-through of additional inventory will have a negative impact on retail sales prices and impact gross profit margins (in a range consistent with the quarter ended March 31, 2003) through the remainder of the Company's 2003 fiscal year; but offset by an improvement in working capital from its inventory borrowing base loan requirements. Management believes additional factors contributing to the decline in net sales and the decrease in comparable store sales include, but were not limited to, prolonged erratic levels of consumer confidence and employment uncertainty, combined with persistent weak economic and industry conditions.

Gross profit. Gross profit decreased by 27.6% to approximately $7.6 million in the second quarter of fiscal 2003 from $10.5 million in the same quarter of fiscal 2002. Gross profit, as a percent of net sales, decreased to 19.9% from 22.1% during the same periods. For the six months ended, March 31, 2003, gross profit decreased 23.6% to $11.1 million from $14.5 million in the same period of the prior year. Gross profit, as a percent of sales, decreased to 19.8% from 21.4% during the same period.

     The decrease in total gross profit was primarily related to the issues discussed above in Net Sales. We believe that we may continue to experience erratic levels of overall gross profit margins during the remainder of the 2003 fiscal year resulting, in part, to (i) the aggressive sell-through of non-current inventory and (ii) a continued weak and uncertain economic environment.

F&I Products. We offer our customers the ability to purchase extended service contracts and insurance coverages, including credit life and accident/disability coverages (collectively "F&I Products"). The extended service contracts provide customers with coverage for mechanical engine breakdown for a period (usually 36 or 48 months) beginning after the stated warranty term of the original manufacturer expires. The insurance coverages provide the customer with funds to repay a portion or all of their boat loan in the event of death, disability or other covered event. Since we have business relationships with numerous financial lenders we also offer to assist our customers in obtaining financing for their boat purchase. If the customer purchases F&I Products or utilizes financing arranged by us, we earn commissions based upon our total volume of sales or the amount of mark-up we charge over the cost of the products sold.

     Net sales of these products contributed approximately $1.3 million, or 17.6%, and $1.7 million, or 15.6% of total gross profit for the quarter and six months ended March 31, 2003, as compared to $1.4 million or 13.0%, and $1.9 million or 13.2% of total gross profit for the same periods of the prior fiscal year. Net sales attributable to F&I Products are reported on a net basis, therefore, all of such sales contribute directly to the Company's gross profit. The costs associated with the sale of F&I Products are included in selling, general and administrative expenses. Management attributes the reduced sales of F&I Products primarily to the reduction in overall net sales and lower overall yields paid by lenders for originating customer finance contracts and competitive pressures on finance rates (which resulted in lower net spreads achieved in the placement of customer financing). Decreases in the percentage of customers buying these products (which is referred to as "sell-through"), particularly by purchasers of the larger, more expensive boats and reduced customer demand for certain insurance products have also been limiting factors.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $8.5 million in second quarter of fiscal 2003 from $9.0 million for the second quarter of fiscal 2002. As a percent of net sales, selling, general and administrative expenses increased to 22.3% in the second quarter of fiscal 2003 from 19.0% for the second quarter of fiscal 2002. For the six months ended March 31, 2003, selling, general and administrative expenses were $16.0 million, or 28.5% as a percentage of net sales, versus $16.3 million, or 24.0% as a percentage of net sales in the same period of the prior fiscal year

     The decrease in selling, general and administrative expenses, in actual dollars, for the quarter and six months ended March 31, 2003 versus the same periods of the prior year was primarily attributable to improved expense controls; operating fewer stores and a significant reduction in labor costs as a result of headcount reductions and the reduction in sales. The reduction in expenses have been somewhat offset by increases in certain expenses, primarily insurance expense and promotion and advertising expenses. The Company has also experienced significant increases in premiums related to both its property/casualty and its employee health insurance coverages.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased to $608,000 in the second quarter of fiscal 2003 from $616,000 for the second quarter of fiscal 2002. Depreciation and amortization expenses, as a percentage of net sales, were 1.6% and 1.3% for the quarter ended March 31, 2003 and 2002, respectively.

Interest expense. Interest expense decreased to $931,000 in the second quarter of fiscal 2003 from $1.1 million in the second quarter of fiscal 2002. Interest expense was approximately 2.4% of net sales in the each period.

     The decreased interest expense, in actual dollars, was primarily the result of significantly lower balances on the Company's inventory based lines of credit due to the significant reductions in the levels of inventory held by the Company. The Company has successfully reduced inventory levels to reflect sales trends; in conjunction with the accelerated sell-though of certain inventory discussed in Net Sales; and as a result of its prior implementation of a Master Business Plan that requires pre-approved purchase orders for all inventory purchases. Interest expense also benefited from the decrease in the Company's variable borrowing rates relative to the same periods of the prior year.

Net loss. The Company, prior to preferred stock dividends of $120,000, reported a net loss, of $1.7 million ($.40 per basic and diluted share) for the quarter ended March 31, 2003, versus a net loss of $160,000 in the quarter ended March 31, 2002.

     The Company, prior to preferred stock dividends of $240,000, reported a net loss attributable to common shareholders of $5.3 million ($1.22 per basic and diluted share) for the six months ended March 31, 2003. The Company reported a net loss of $3.3 million ($.75 per basic and diluted share), prior to the impact of cumulative accounting change for the six months ended March 31, 2002. Inclusive of the impact of the cumulative effect of accounting change, the Company reported a net loss, of $9.8 million ($2.25 per basic and diluted share) for the six month period ended March 31, 2002.

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

     On March 31, 2003, we had approximately $2.6 million in cash, $11.5 million in accounts receivable (primarily contracts in transit from sales, manufacturer rebates receivable and other amounts due from manufacturers) and $61.6 million in inventories. Contracts in transit are amounts receivable from a customer or a customer's financial institution related to that customer's purchase of a boat. These asset balances were offset by approximately $8.0 million of accounts payable and accrued liabilities, $59.8 million outstanding under our borrowing agreements and approximately $8.1 million in short-term indebtedness including
(i) current maturities of notes payable and short term loans of approximately $1.7 million; and (ii) six real estate loans with a single lender in the aggregate amount of approximately $6.4 million.

     The six real  estate  loans  mature in the  following  amounts  and  dates:
$100,000 - May 31,  2003;  $490,000 - June 30,  2003;  $263,000 - July 31, 2003;
$469,000 - August 31,  2003;  $935,000 - September  30, 2003 and  $4,109,000  on
October 31, 2003. The Company is negotiating a potential refinance or sale/leaseback process on the properties. Management believes that the favorable loan amount of approximately $6.4 million versus the appraised amount on the properties of approximately $12.0 million will enable the Company to refinance the loans within the applicable maturity dates.

     As of March 31, 2003, the aggregate maximum borrowing limit under our borrowing agreements is approximately $70.0 million.

     On March 31, 2003, we had working capital of approximately $4.0 million. Working capital, as of that date, was negatively impacted by our net loss and the aforementioned $8.1 million in short term indebtedness.

     For the six months ended March 31, 2003, operating activities used cash flows of $10.7 million due primarily to the pre-season and boat shows increase of $4.6 million in inventories and the increase of the income taxes recoverable due to the net loss related to the 2002 calendar year tax return. Cash flows were also impacted by an increase in accounts receivable of $1.8 million related to the increase in net sales occurring during the March quarter as a result of the beginning of the boating season.

     For the six months ended March 31, 2003, investing activities utilized cash flows of $124,000. These activities were primarily funded through our borrowing agreements and internal cash flows.

     For the six months ended March 31, 2003, financing activities provided cash flows of $9.2 million primarily from the net proceeds of funds borrowed under our inventory borrowing agreements for the purchase of our off-season and boat show inventories. We finance substantially all of our inventory and working capital requirements pursuant to borrowing agreements entered into in January 2000 with two commercial finance companies -- Transamerica Commercial Finance Corporation ("TCFC") and GE Commercial Distribution Finance Corporation ("GE") (formerly known as Deutsche Financial Services Corporation ("DFS")). The agreements, which matured on April 2003, have been amended numerous times. The agreements contain substantially similar terms and financial ratio based covenant requirements. The maximum aggregate borrowing availability as of March 31, 2003 was limited to a maximum credit limit of $70 million at various prime based or LIBOR based interest rates (varying from 4.75% to 8.75% at December 31,
2002). Borrowings under the agreements are pursuant to a borrowing base, or specific floor plan, advancing formula and are used primarily to finance inventory purchases and for general working capital requirements. Substantially all inventory, accounts receivable, furniture, fixtures, equipment, real estate (junior liens) and intangible assets collateralize these borrowing agreements. The terms of the borrowing agreements also provide for: (i) fees for administrative monitoring, (ii) fees for unused portions of available credit, and (iii) pre-payment fees in the event of our termination of such floor plans prior to their stated original maturity dates. The borrowing agreements also include restrictive loan agreements containing various loan covenants and borrowing restrictions, including minimum financial ratios (governing net worth, current assets, debt to worth percentages and cash flow coverage requirements based upon interest expense and monthly principal and interest payments on debts). Acquisitions, the payment of common stock dividends or repurchases of our common stock are also substantially limited without prior consent.

     Effective on December 30th and 31st, 2002, we entered into Amended and Restated borrowing agreements (the "Amended Agreements") with our senior inventory lenders, TCFC and GE, (formerly "DFS").

     The Amended Agreements included, but were not limited to, the following components:

1. Extension of the maturity date of the respective borrowing agreements from January 31, 2003 to April 30, 2003.
2. Waiver of certain financial, reporting and payment defaults as of the date of the Amended Agreements.
3. An "Intercreditor Agreement" by and among TCFC, GE and TMRC, L.L.P. (the owner of the Company's outstanding shares of Series A Preferred Stock), provides the Company up to an additional $500,000 from each lender of conditional working capital financing (collectively $1.5 million).

     The $1.5 million short term loan was repayable on the earlier of the date the Company received its federal income tax refund for the calendar 2002 year, or (ii) April 30, 2003. As of the date of this Report on Form 10-Q, the Company has received a federal income tax refund in the amount of approximately $3.0 million and has repaid the $1.5 million loan in full.

     The Company has met with its senior inventory lenders and has discussed a comprehensive business strategy with the lenders that provides a basis strategy by which the Company intends to improve cash flow by aggressively accelerating the selling of non-current and discontinued inventories; substantially reducing overhead and labor costs and on increasing certain components of profitable sales such as service labor; parts; and finance/insurance products.

     Based upon this strategy and operating plan, the Company and its senior lenders are currently negotiating the terms of the renewal of its borrowing agreements. Management believes the strategy and operating plan will allow the negotiations to result in renewed borrowing agreements that provide terms similar to those previously in place and provide the Company with the necessary flexibility to execute its strategy of substantially accelerating the sell-through of certain inventory. However there is no guarantee the renewal terms, if any, will be in amounts, or have terms and conditions acceptable to the Company. Also any material shortfalls or variances from anticipated performance or the timing of certain expenses or revenues could require us to seek further amendment to our borrowing agreements or alternate sources of financing.

Contractual Commitments and Commercial Commitments

     The following table sets forth a summary of our material contractual obligations and commercial commitments as of March 31, 2003:


Year Ended September 30,                Line of      Long-Term     Convertible    Operating      Total
(000's)                                 Credit          Debt          Notes        Leases
------------------------------------ -------------- ------------- -------------- ------------ ------------

2003                                 $  59,839 (1)   $  8,106 (2)                $  2,259      $ 70,204
2004                                                    1,247                       2,353         3,600
2005                                                      301      $  1,300         1,663         3,264
2006                                                      227                       1,232         1,459
2007                                                      482                         343           825
Thereafter                                                884                         277         1,161

                                     -------------- ------------- -------------- ------------ ------------
Total                                $  59,839       $ 11,247      $  1,300      $  8,127     $  80,513
                                     ============== ============= ============== ============ ============

     (1) Our inventory borrowing agreements, which originated in January 2000, matured in April 2003.

     (2) Approximately $6.4 million of real estate loans with a single lender maturing on dates prior to October 31, 2003. (See Management's
          Discussion and Analysis - "Liquidity").



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

At March 31, 2003, a hypothetical 100 basis point increase in interest rates on the Company's Floor Plan and Revolving Line of Credit obligations would result in an increase of approximately $598,000 in annual pre-tax expenses of the Company. The estimated increase in expenses is based upon the increased interest expense of the Company's variable rate Floor Plan and Revolving Line of Credit obligations and assumes no change in the volume or composition of such debt at March 31, 2003.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, our Company is involved in litigation relating to claims arising from its normal business operations. Currently, our Company is a defendant in several lawsuits. Some of these lawsuits involve claims for substantial amounts.

     In January 2003, the Company received notice of a lawsuit filed in the U.S. Bankruptcy Court for the Northern District of Illinois on behalf of the bankruptcy estate for Outboard Marine Corporation ("OMC"). The Company has denied the allegations in this lawsuit and finds them without merit. OMC was a primary supplier of outboard engines to our Company prior to OMC's bankruptcy in December of 2000. The suit alleges that we received approximately $700,000 in cash payments from OMC that were are deemed to be preferential payments under applicable bankruptcy law, and hence demands the repayment thereof. The Company believes that the lawsuit is without merit and that the cash payments were received in the ordinary course of business pursuant to the Company's contract with OMC.

     There is no guarantee that our Company will prevail in defense of lawsuits filed against it. Lawsuits resulting in an unfavorable verdict or settlement for the Company could have a material adverse affect on the results of operations.


Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

Not applicable

Item 6.  Exhibits and Reports on Form 8-K


(a)    Exhibit Number                            Description             Incorporated by Reference to:
               10.93                    Forbearance Agreement                   Not applicable.

               99.1                      Certification Pursuant to              Not applicable.
                                            Section 906 of the
                                        Sarbanes-Oxley Act of 2002

               99.2                      Certification Pursuant to              Not applicable.
                                            Section 906 of the
                                        Sarbanes-Oxley Act of 2002


(b)    Reports on Form 8-K

       None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: May 15, 2003                   Travis Boats & Motors, Inc.


                         By: /s/
                             --------------------------------------------------
                             Michael B. Perrine
                             Chief Financial Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)