Form 10-Q
period 2003-06-30
TRAVIS BOATS & MOTORS INC
filed 2003-08-14
CIK 1012734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

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

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                Yes [ ] No [ X ]


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Common Stock $.01 par value - 4,309,727 shares as of August 13, 2003.

                                      INDEX


PART I - FINANCIAL INFORMATION


Item 1:  Financial Statements (Unaudited):
                   Condensed Consolidated Balance Sheets:
                   June 30, 2003 and September 30, 2002.......................1
                   Condensed Consolidated Statements of Operations:
                   Three and Nine Months Ended June 30, 2003 and 2002.........2
                   Unaudited Condensed Consolidated Statements of Cash Flows:
                   Nine Months Ended June 30, 2003 and 2002...................3
                   Notes to Condensed Financial Statements....................4
Item 2:  Management's Discussion and Analysis of Financial
                   Conditions and Results of Operations.......................8
Item 3: Quantitative and Qualitative Disclosures About Market Risk...........15

PART II - OTHER INFORMATION

Items 1 - 6..................................................................15
Signatures...................................................................17

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Travis Boats & Motors, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
 ( in thousands, except share data )

                                                                            June 30,        September 30,
                                                                              2003              2002
                                                                          -------------    ----------------
                                                                          (unaudited)
ASSETS:
      Current assets:
            Cash and cash equivalents                                           $4,014              $4,253
            Accounts receivable, net                                            12,712               9,681
            Inventories, net                                                    39,262              56,957
            Income taxes recoverable/Deferred tax asset                             --                 611
            Prepaid expenses and other                                           1,081               1,009
                                                                          -------------    ----------------
              Total current assets                                              57,069              72,511

      Property and equipment:
            Land                                                                 5,982               5,982
            Buildings and improvements                                          15,585              15,899
            Furniture, fixtures and equipment                                    9,164               9,327
                                                                          -------------    ----------------
                                                                                30,731              31,208
            Less accumulated depreciation                                     (11,040)             (9,820)
                                                                          -------------    ----------------
                                                                                19,691              21,388

      Intangibles and other assets:
            Non-compete agreements, net                                            835               1,149
            Other assets                                                           210                 384
                                                                          -------------    ----------------
              Total assets                                                     $77,805             $95,432
                                                                          =============    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
            Accounts payable                                                    $4,318              $4,122
            Accrued liabilities                                                  2,174               1,439
            Floor plan and revolving line of
            credit                                                              39,136              50,949
            Current portion of notes payable and other short-term                6,785               1,025
            obligations
            Notes payable in default, classified as short-term                       0               6,436
            obligations
                                                                          -------------    ----------------
              Total current liabilities                                         52,413              63,971

      Notes payable, less current portion                                        2,270               3,225
      Convertible subordinated notes                                             1,300               1,300

      Stockholders' equity
               Serial Preferred stock, $100 par value, 1,000,000
               shares authorized, 80,000 shares outstanding                      8,000               8,000
            Common Stock, $.01 par value, 50,000,000 authorized,
               4,309,727 and 4,329,727 issued and outstanding at
               June 30, 2003 and September 30, 2002, respectively                   43                  43
            Paid-in capital                                                     15,100              15,109
            Retained earnings/(deficit)                                     (    1,321)               3,784
                                                                          -------------    ----------------
              Total stockholders' equity                                        21,822              26,936

                                                                          -------------    ----------------
              Total liabilities and stockholders' equity                       $77,805             $95,432
                                                                          =============    ================

See notes to unaudited condensed consolidated financial statements

Travis Boats & Motors, Inc. and Subsidiaries -
Condensed Consolidated Statements of  Operations
(in  thousands,  except share and store data)

                                                           Three Months Ended         Nine  Months  Ended
                                                                June 30,                    June 30,
                                                             2003        2002            2003         2002
                                                          ---------  ----------       ---------    ---------
Net sales.............................................     $53,129     $67,825        $109,149     $135,879
Cost of goods sold....................................      42,136      52,614          87,049      106,134
                                                          ---------  ----------       ---------    ---------

Gross profit..........................................      10,993      15,211          22,100      29,745

Selling, general and administrative...................       8,704      10,850          24,682      27,380
Store closing expense.................................         307         --              307         --
Depreciation and amortization.........................         598         625           1,863        1,868
                                                          ---------  ----------       ---------    ---------

                                                             9,609      11,475          26,852      29,248

Operating income/(loss)...............................       1,384       3,736          (4,752)        497
Interest expense......................................        (872)     (1,054)         (2,614)     (3,208)
Other income/(expense)................................          46        (178)             88          66
                                                          ---------  ----------       ---------    ---------

Income/(loss) before income taxes, and cumulative
effect of accounting change...........................         558       2,504          (7,278)     (2,645)
Income tax (provision)/benefit........................         --         (927)          2,533         978
                                                          ---------  ----------       ---------    ---------

Income/(loss) before cumulative effect of accounting
change................................................     $   558     $ 1,577        $ (4,745)    $(1,667)

Cumulative effect of accounting change, net of taxes
of $2,281.............................................         --          --              --       (6,528)

                                                           ---------   ---------      ---------    ---------
     Net income/(loss)................................     $   558     $ 1,577        $ (4,745)    $(8,195)

Preferred stock dividends.............................        (120)        (67)           (360)        (67)
                                                           ---------   ---------      ---------    ---------
     Net income/(loss) attributable to common
     shareholders.....................................     $   438     $(1,510)       $ (5,105)    $(8,262)
                                                           =========   =========      =========    =========

Earnings/(loss) per share
  Basic:
Income/(loss) before preferred stock dividends and
cumulative effect of accounting change, net...........        0.13        0.36           (1.10)      (0.39)
Preferred stock dividends.............................       (0.03)      (0.01)          (0.08)      (0.01)
Cumulative effect of accounting change, net...........         --          --              --        (1.50)
                                                           ---------   ---------      ---------   ----------
     Net income/(loss)................................     $  0.10     $  0.35        $  (1.18)    $ (1.90)
                                                           =========   =========      =========   ==========
     Diluted:
Income/(loss) before preferred stock dividends and
cumulative effect of accounting change, net ..........        0.07        0.25           (1.10)      (0.39)
Preferred stock dividends.............................         --          --            (0.08)      (0.01)
Cumulative effect of accounting change, net...........         --          --              --        (1.50)
                                                           ---------   ---------      ---------   ----------
      Net income/(loss)...............................     $  0.07     $  0.25        $  (1.18)   $  (1.90)
                                                           =========   =========      =========   ==========

Weighted average common shares outstanding............     4,313,243   4,345,657      4,324,232   4,349,742
Weighted average dilutive common shares outstanding...     8,094,653   6,524,013      4,324,232   4,349,742



See notes to unaudited condensed consolidated financial statements

Travis Boats & Motors, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

                                                                                           Nine months ended
                                                                                                June 30,
                                                                                       2003                2002
                                                                                   ----------------------------------
Operating activities:
Net Loss.....................................................................        ($4,745)            ($8,195)
Adjustments to reconcile net loss to net cash used in
  Operating activities:
      Depreciation...........................................................          1,549               1,518
      Amortization...........................................................            314                 350
      Cumulative effect of accounting change, net............................              0               6,528
      Changes in operating assets and liabilities
           Accounts receivable...............................................         (3,031)             (6,518)
           Prepaid expenses..................................................            (72)               (380)
           Inventories.......................................................         17,694               3,497
           Other assets......................................................            174                 (67)
           Accounts payable..................................................            195               2,131
           Accrued liabilities...............................................            734                 635
           Income tax recoverable............................................            611                 778

                                                                                   ----------           -----------
      Net Cash provided by operating activities..............................         13,423                 277

      Investing Activities:
      Purchase of property and equipment.....................................              0                (541)
      Other..................................................................            151                   0
                                                                                   ----------           -----------
      Net cash (used in)/provided by investing activities....................            151                (541)

      Financing activities:

      Proceeds from issuance of convertible subordinated notes...............              0               1,300
      Net decrease in notes payable and other short term obligations.........        (13,444)             (1,175)
      Net proceeds from issuance of Series A preferred stock.................              0               7,820
      Preferred stock dividends..............................................           (360)                (67)
      Net payments from repurchase of common stock...........................             (9)                (41)

                                                                                   ----------          ------------
      Net cash (used in)/provided by financing activities....................        (13,813)              7,837
      Change in cash and cash equivalents....................................           (239)              7,573
      Cash and cash equivalents, beginning of period.........................          4,253               1,388

                                                                                   ----------          ------------
      Cash and cash equivalents, end of period...............................       $  4,014             $ 8,961

                                                                                   ==========          ============


     See notes to unaudited condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Travis Boats & Motors, Inc. and subsidiaries (collectively, the "Company") without audit. In the opinion of management, such financial statements include all adjustments (consisting of only recurring accruals) necessary to present fairly the financial position at June 30, 2003; and the interim results of operations and cash flows for the three and nine month periods ended June 30, 2003 and 2002. The condensed consolidated balance sheet at September 30, 2002, presented herein, has been prepared from the audited consolidated financial statements of the Company for the fiscal year then ended.

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

The results of operations for the three and nine month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 ("Statement 148"). This amendment provides two additional methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, more prominent disclosures in both annual and interim financial statements are required for stock-based employee compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of Statement 148 did not have a material impact on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002. The requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the accounting and disclosure requirements of FIN 45, which resulted in no material impact on our financial statements.

In April 2002, the FASB issued SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). The new statement provides new guidance for debt extinguishment transactions that are part of an entity's recurring operations. SFAS 145 is effective for fiscal years beginning after May 15, 2002. As a result, the Company no longer classifies debt extinguishment transactions as extraordinary items. These costs are now included within the other expense category in the statement of operations. For the three and nine months ended June 30, 2002, the Company reclassified the amount of $206,000 incurred upon debt extinguishment to other expense.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective for financial instruments entered into or modified after May 31, 2003. The statement requires the reclassification of certain instruments that were classified as equity. The Company is evaluating the applicability of the Statement on its financial position and results of operations.

NOTE 3 - BASIC/DILUTED OUTSTANDING SHARE CALCULATION

The following table sets forth the computation of basic and diluted shares outstanding:

                                                   Three Months Ended          Nine Months Ended
                                                        June 30,                    June 30,
                                                     2003         2002           2003        2002
                                                  ----------   ---------      ---------   ---------
Denominator for Basic income/(loss) per share -

     Weighted  average  shares.................   4,313,243    4,345,657      4,324,232   4,349,742

Effect of assumed conversions:

    Convertible Subordinated Notes.............     528,584      528,584          --          --

    Series A Preferred Stock...................   3,252,826    1,649,772          --          --

Denominator for diluted income/(loss) per share

                                                  ---------    ---------      ---------   ---------
    Weighted average shares and
    assumed conversions........................   8,094,653    6,524,013      4,324,232   4,349,742
                                                  =========    =========      =========   =========


Financial Accounting Standards Board Statement No. 128 requires the calculation of earnings per share to exclude common stock equivalents when the inclusion of such would be anti-dilutive. In the nine month periods ended June 30, 2003 and 2002, the inclusion of common stock equivalents would have been anti-dilutive based upon the net loss posted by the Company. As such, all common stock equivalents were excluded.

The Company, as of June 30, 2003, had outstanding incentive stock options to certain employees totaling 74,100 shares which had a strike price equal to or exceeding the closing price of the Company's common stock on such date. The 74,100 option shares have a weighted average strike price of $5.14 and a weighted average outstanding remaining life of 5.8 years.

The Company also has excluded the inclusion of 528,584 shares of common stock subject to issuance pursuant to $1.3 million in outstanding convertible subordinated notes and 3,252,826 shares of common stock subject to issuance pursuant to 80,000 shares of Series A Preferred Stock. For the nine-month period ended June 30, 2003, the conversion price of approximately $2.46 per share of both issuances exceeds the Company's average market price of its common stock.

NOTE 4 - STOCKHOLDERS' EQUITY

During fiscal 2000, the Company established a program to repurchase outstanding shares of its common stock in the open market from time to time. The Company has made purchases of its common stock pursuant to this program and has retired all such common shares repurchased.

Repurchases of shares of common stock during the nine months ended June 30, 2003 and 2002 consisted of the following:

                                            9 mos ended            9 mos ended
                                           June 30, 2003          June 30, 2002
                                          -------------------------------------
     Shares Repurchased (000's)                  20                   19.3
     Total Purchase Price (000's)                $5.4                $40.1
     Average Price per Share                     $0.27               $ 2.08

The Company has stock-based compensation plans under which directors, officers and other employees receive stock options and other equity-based awards. The plans provide for the grant of stock options, stock appreciation rights, performance awards, restricted stock awards and other stock unit awards. The Company follows the disclosure requirements of SFAS 123. As permitted under SFAS 123, the Company follows Accounting Principles Board Opinion No. 25 for its stock-based compensation plans and does not recognize expense for stock option grants if the exercise price is at least equal to the market value of the common stock at the date of grant. Stock-based compensation expense reflected in the as reported net loss includes expense for restricted stock unit awards and the amortization of certain acquisition-related deferred compensation expense. The fair value of stock options used to compute pro forma net loss and pro forma loss per share disclosures is estimated using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, this model requires the input of subjective assumptions, including the expected price volatility of the underlying stock. Projected data related to the expected volatility and expected life of stock options is based upon historical and other information. Changes in these subjective assumptions can materially affect the fair value estimate, and therefore the existing valuation models do not provide a precise measure of the fair value of the Company's employee stock options. As required under SFAS 148, the following table summarizes the pro forma effect of stock-based compensation on net loss and loss per share if the fair value expense recognition provisions of SFAS 123 had been adopted (in thousands, except per share data):

                                                                           Net Income/(Loss)

                                                                      Three Months Ended June 30,       Nine Months Ended June 30,
                                                                           2003        2002                 2003          2002
Reported net income/net loss                                                438       1,510               (5,105)       (8,262)
Add: Total stock based employee compensation                                 -           -                    -             -
     expense included in the determination of net
     loss as reported, net of related tax effects
Less: Total stock based employee compensation                               (33)        (78)                (126)         (237)
      expense determined under the fair value
      method for all awards, net of related tax effects
                                                                       -----------  ----------         -----------    -----------
Pro forma net income/(loss)                                                 405       1,432               (5,231)       (8,499)


                                                                             Reported Basic and Diluted Income/ Loss per Share

Reported Basic net income/(loss) per share                                 0.10        0.35                (1.18)        (1.90)
Reported Diluted net income/(loss) per share                               0.07        0.25                (1.18)        (1.90)

Pro forma Basic net income/(loss) per share                                0.09        0.33                (1.21)        (1.95)
Pro forma Diluted net income/(loss) per share                              0.05        0.22                (1.21)        (1.95)


NOTE 5 - CONVERTIBLE SUBORDINATED NOTES

The Company has outstanding Convertible Subordinated Notes (the "Notes") in an aggregate amount of $1.3 million originally issued in December 2001. The Notes are unsecured with a term of 36 months and accrue interest at 10.75%, fixed. The principal and interest amounts payable pursuant to the Notes are subordinated, in substantially all respects, to the Company's borrowing agreements with the commercial finance companies providing inventory and working capital financing for the Company (see Note 7). The Notes are redeemable by the Company, and if not redeemed the principal amount of the Notes may be converted by the holders into the Company's common stock at a conversion price of approximately $2.46 per share.

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

NOTE 7 - SHORT TERM BORROWINGS

The Company finances substantially all of its inventory and working capital requirements pursuant to inventory borrowing agreements entered into in January 2000 with two commercial finance companies. The agreements matured on April 30, 2003 and have been extended since that time on a monthly basis pending negotiations for longer term renewal agreements acceptable to both the Company an the lenders (see Management's Discussion and Analysis - "Liquidity"). The maximum aggregate borrowing availability as of June 30, 2003 was limited to a maximum credit limit of approximately $70 million at various prime based or LIBOR based interest rates (varying from 4.75% to 4.82% at June 30, 2003). Borrowings under the agreements are pursuant to a borrowing base, or specific floor plan, advancing formula and are used primarily to finance inventory purchases and for general working capital requirements. Substantially all inventory, accounts receivable, furniture, fixtures, equipment and intangible assets collateralize these agreements. The Company also granted junior liens on its real estate holdings as collateral.

The Company also has approximately $5.5 million in real estate loans with a single lender which previously have been re-classified as current. The Company and Lender entered into revised loan agreement effective March 20, 2003 and the Company is in compliance with the revised agreement. Terms of the revised agreement require the Company to repay each loan on or prior to specific dates prior to October 30, 2003. (See Management's Discussion and Analysis - "Liquidity.").

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

NOTE 9 - COMPREHENSIVE INCOME/LOSS

For the three and nine months ended June 30, 2003 and 2002, the Company recorded no comprehensive income or loss items, other than the net income or net loss.

NOTE 10 - CONTINGENCIES

From time to time, our Company is involved in litigation relating to claims arising from its normal business operations. Currently, our Company is a defendant in several lawsuits. Some of these lawsuits involve claims for substantial amounts.

In January  2003,  the Company  received  notice of a lawsuit  filed in the U.S.
Bankruptcy Court for the Northern District of Illinois on behalf of the bankruptcy estate for Outboard Marine Corporation ("OMC"). The Company has denied the allegations in this lawsuit and finds them without merit. OMC was a primary supplier of outboard engines to our Company prior to OMC's bankruptcy in December of 2000. The suit alleges that we received approximately $700,000 in cash payments from OMC that were are deemed to be preferential payments under applicable bankruptcy law, and hence demands the repayment thereof. The Company believes that the lawsuit is without merit and that the cash payments were received in the ordinary course of business pursuant to the Company's contracts with OMC.

There is no guarantee that our Company will prevail in defense of lawsuits filed against it. Lawsuits resulting in an unfavorable verdict or settlement for the Company could have a material adverse affect on our results of operations.

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

We Must Comply with Listing Requirements for the Nasdaq Stock market. We transferred our common stock to the Nasdaq Small Cap Market effective as of October 25, 2002. We requested the transfer because our Company did not comply with all of the requirements for trading on the Nasdaq National Market. By letter dated as of February 14, 2003 we were notified by the NASDAQ that the closing price for our common stock for the 30 days prior thereto was below the minimum $1.00 bid price required by the Nasdaq Small Cap Market. By letter dated August 14, 2003, the NASDAQ notified the Company that it can regain compliance if the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days prior to February 9, 2004. The NASDAQ has also notified the Company that in the event it has a net worth of at least the $5.0 million required by the NASDAQ Small Cap Market maintenance standards on that date the NASDAQ will grant the Company an additional grace period of 90 days until May 9, 2004 to regain compliance with the minimum bid price. The Company's net worth as of June 30, 2003 was $21.8 million and thus the Company believes that it will receive the extended grace period from the NASDAQ. However, since we rely on the Nasdaq Stock Market to offer trading of our common stock, our inability to continue on the Nasdaq Stock Market could have a material adverse effect on our business, financial condition, the price of our common stock and the ability of investors to purchase or sell our common stock.

General - Travis Boats & Motors, Inc. ("Travis Boats", the "Company" or "we") is a leading multi-state superstore retailer of recreational boats, motors, trailers and related marine accessories in the southern United States. Our Company operated 30 stores on June 30, 2003 under the name Travis Boating Center in nine states: Texas (8), Arkansas (2), Louisiana (4), Alabama (1), Tennessee
(3), Mississippi (1), Florida (9), Georgia (1) and Oklahoma (1). During the quarter ended June 30, 2003, the Company closed the store locations in Knoxville, Tennessee; Lake Pickwick, Tennessee; Little Rock, Arkansas and Englewood, Florida. The assets of the closed locations were consolidated into other Travis Boats locations in proximity to the closed stores.

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

History - Travis Boats was incorporated as a Texas corporation in 1979. Since our founding in 1979 as a single retail store in Austin, Texas, we have grown both through acquisitions and the opening of new "start-up" store locations. During the 1980s, we expanded into San Antonio, Texas, purchased land and built a new store facility. After this, we purchased additional boat retailers that operated stores in the Texas markets of Midland, Dallas and Abilene. It was during this early period of store growth that we began developing the systems necessary to manage a multi-store operation and maximizing our inventory purchases to obtain increased volume discounts. Our success in operating numerous stores and maximizing volume discounts on inventory purchases led to the introduction of our own proprietary Travis Edition packaging concept and our philosophy of clearly posting price signs on our boats held for sale.

We sell approximately 75 different types of Travis Edition models of brand-name fishing, water-skiing and general recreational boats, such as family ski boats, off-shore fishing boats, personal watercraft, cabin cruisers and yachts. We also sell motors, trailers, accessories and related equipment. Although we sell pleasure boats at many different retail prices, we attempt to price our product to maintain a consistent gross profit percentage for each of our Travis Edition models.

We study sales trends from the cities and states where we operate store locations. We use the information from this data to coordinate the design and pre-package combinations of popular brand-name boats, such as Larson, Wellcraft, Scarab, Bayliner, Fisher, ProCraft, Fishmaster, Ranger and Starcraft with outboard motors generally manufactured by Suzuki or Brunswick Corporation, along with trailers and numerous accessories, under our own proprietary Travis Edition label. These signature Travis Edition packages, which account for the vast majority of our total new boat sales, have been designed and developed in coordination with the manufacturers and often include distinguishing features and accessories that have historically been unavailable to, or listed as optional, by many of our competitors. We also sell new and used yachts in several markets that range in length from 25 feet to over 50 feet. By providing many different types of boats with many types of standard features, we attempt to offer the customer an exceptional boat at a competitive price that is ready for immediate use and enjoyment.

We believe that our Company offers a selection of boat, motor and trailer packages that fall within the price range of the majority of all boats, motors and trailers sold in the United States. Our product line generally consists of boat packages priced from $7,500 to $100,000 with approximate even distribution within this price range. However, we do sell new and used cruisers and yachts that may have prices above $500,000. We believe that as our Company continues to operate in Florida and enters other markets along the Gulf of Mexico or other coastal areas, the number of off-shore fishing boats and cruisers will continue to increase as a percentage of our net sales. Our management believes that by combining flexible financing arrangements with many types of boats having broad price ranges, that we are able to offer boat packages to customers with different purchasing budgets and varying income levels.

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

Results of Operations

Quarter Ended, June 30, 2003 Compared to the Quarter Ended, June 30, 2002 and Nine Months Ended, June 30, 2003 Compared to the Nine Months Ended, June 30, 2002.

Net sales. Net sales in the third quarter of fiscal 2003 decreased to $53.1 million, compared to net sales of $67.8 for the third quarter of fiscal 2002. For the nine months ended June 30, 2003, net sales decreased to $109.1 million, compared to $135.9 million during the same period of the prior fiscal year.

Comparable store sales decreased by 16.5% and 15.2% (30 stores in base) for the quarter and nine months ended June 30, 2003. The decreases in net sales during the quarter and nine months ended June 30, 2003 resulted from the decrease in comparable store sales, reduced sales as a result of the impact of fewer stores in operation (30 versus 35) and a decline in average retail prices based on our aggressive sell-through of non-current inventory. The operation of fewer store locations accounted for approximately $4.6 million and $8.2 million of the reduction in net sales for the quarter and 9 months ended June 30, 2003, respectively. During the quarter ended June 30, 2003, the Company sold approximately $14.5 million of non-current and aged inventory at reduced retail sales prices and gross profit margins. Our strategy is to accelerate the sale of certain aged and discontinued product to improve inventory turns, improve product mix refinement and to increase working capital since substantially all of the aged inventory is ineligible to borrow against under the Company's inventory borrowing agreements. Management believes that the sell-through of additional inventory will have a negative impact on retail sales prices and impact gross profit margins (in a range consistent with the quarter ended June 30, 2003) through the first quarter of the Company's 2004 fiscal year when it is expected to be substantially complete; but offset by an improvement in working capital from its inventory borrowing base loan requirements. Management further believes that additional factors contributing to the decline in net sales and the decrease in comparable store sales included, but were not limited to, prolonged erratic levels of consumer confidence and employment uncertainty.

Gross Profit. Gross profit decreased by 27.7% to approximately $11.0 million in the third quarter of fiscal 2003 from $15.2 million in the same quarter of fiscal 2002. Gross profit, as a percent of net sales, decreased to 20.7% from 22.4% during the same periods. For the nine months ended, June 30, 2003, gross profit decreased 25.7% to $22.1 million from $29.7 million in the same period of the prior year. Gross profit, as a percent of sales, decreased to 20.2% from 21.9% during the same period.

The decrease in total gross profit was primarily related to the factors discussed above in Net Sales. We believe that we may continue to experience erratic levels of overall gross profit margins through the first quarter of the 2004 fiscal year resulting, in part, to (i) the aggressive sell-through of substantially the remainder of the non-current and aged inventory; combined with
(ii) a continued weak and uncertain economic environment.

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

Net sales of these products contributed approximately $2.0 million, or 18.2%, and $3.8 million, or 17.1% of total gross profit for the quarter and nine months ended June 30, 2003, as compared to $2.0 million or 13.2%, and $4.0 million or 13.5% of total gross profit for the same periods of the prior fiscal year. Net sales attributable to F&I Products are reported on a net basis, therefore, all of such sales contribute directly to the Company's gross profit. The costs associated with the sale of F&I Products are included in selling, general and administrative expenses. Management attributes the improvement in F&I income, as a percentage of gross profit, to (i) improved training and (ii) implementing processes that allow for remote handling of F&I functions in several markets which had previously underperformed relative to certain Company benchmarks and goals.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $9.0 million in third quarter of fiscal 2003 from $10.9 million for the third quarter of fiscal 2002. As a percent of net sales, selling, general and administrative expenses increased to 17.0% in the third quarter of fiscal 2003 from 16.0% for the third quarter of fiscal 2002. For the nine months ended June 30, 2003, selling, general and administrative expenses were $25.0 million, or 22.9% as a percentage of net sales, versus $27.4 million, or 20.2% as a percentage of net sales in the same period of the prior fiscal year.

Included in the selling, general and administrative expenses for the three and nine months ended June 30, 2003 are Store Closing expenses of approximately $307,000. These expenses are attributable to the Company closing store locations during the quarter ended June 30, 2003 in Knoxville, Tennessee; Lake Pickwick, Tennessee; Little Rock, Arkansas and Englewood, Florida. The assets of the closed locations were consolidated into other Travis Boats locations in proximity to the closed stores. The Store Closing expenses were primarily non-cash expenses resulting from the elimination of $270,000 in leasehold and other store facility improvements at the closed locations. The Company owns the store location in Little Rock, Arkansas and had expired leases in Knoxville, Tennessee and Englewood, Florida, therefore it does not have ongoing lease expense obligations related to those former locations. The Lake Pickwick store location was subject to a lease originally terminating in May 2004, however, the Company believes that it has terminated its obligations thereunder. Expenses related to Store Closings in the three and nine months ended June 30, 2002 were not significant.

The decrease in selling, general and administrative expenses, in actual dollars, for the quarter and nine months ended June 30, 2003 versus the same periods of the prior year was primarily attributable to improved expense controls; operating fewer stores and a significant reduction in labor costs as a result of headcount reductions and the reduction in sales. The reduction in expenses have been somewhat offset by increases in certain expenses, primarily insurance expense and promotion and advertising expenses. The Company has also experienced significant increases in premiums related to both its property/casualty and its employee health insurance coverages.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased to $598,000 in the third quarter of fiscal 2003 from $625,000 for the third quarter of fiscal 2002. Depreciation and amortization expenses, as a percentage of net sales, were 1.1% and 0.9% for the quarter ended June 30, 2003 and 2002, respectively. Depreciation and amortization expenses remained flat at approximately $1.9 million for the nine months ended June 30, 2003 and 2002, respectively.

Interest Expense. Interest expense decreased to $872,000 in the third quarter of fiscal 2003 from $1.1 million in the third quarter of fiscal 2002. Interest expense was approximately 1.6% of net sales in the each period.

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

Income Tax Expense/(Benefit). The Company files its federal tax returns based on a calendar year period and effective with its 2003 calendar year has utilized all of its previously available carryback periods to claim tax refunds. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company has determined that effective January 1, 2003 any
(i) deferred tax assets, or (ii) tax benefits which could not be realized by carryback to prior tax years would likely not be realized. Accordingly, a full valuation allowance was necessary for these tax assets. Therefore, as a result of the Company's cumulative net loss for the calendar year to date period ended June 30, 2003, the Company has not accrued an income tax expense or benefit for calendar year to date 2003 operations. The income tax benefit of approximately $2.5 million reflected for the nine months ended June 30, 2003 was the result of the Company's federal income tax refund for the 2002 calendar year, which was applied for in March 2003 and received by the Company in April 2003.

Net Income/(Loss). The Company, after preferred stock dividends of $120,000, reported net income, of $438,000 ($0.10 per basic and $0.07 per diluted share) for the quarter ended June 30, 2003, versus net income , after preferred stock dividends of $67,000, of $1.5 million ($0.35 per basic and $0.25 per diluted share) in the quarter ended June 30, 2002.

The Company, after preferred stock dividends of $360,000, reported a net loss attributable to common shareholders of $5.1 million ($1.18 per basic and diluted share) for the nine months ended June 30, 2003. The Company reported a net loss of $1.7 million ($0.40 per basic and diluted share), prior to the impact of cumulative accounting change for the nine months ended June 30, 2002. Inclusive of the impact of the cumulative effect of accounting change, the Company reported a net loss, of $8.3 million ($1.90 per basic and diluted share) for the nine month period ended June 30, 2002.

As previously reported, the net loss from the cumulative effect of accounting change is from the Company's adoption of SFAS 142, Goodwill and Other Intangible Assets as of October 1, 2001. The application of the transition provisions of SFAS 142 required the Company to take a non-cash, non-recurring, after-tax charge of approximately $6.5 million effective as of October 2001. The charge eliminated the Company's goodwill accounts.

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

On June 30, 2003, we had approximately $4.0 million in cash, $12.7 million in accounts receivable (primarily contracts in transit from sales, manufacturer rebates receivable and other amounts due from manufacturers) and $39.3 million in inventories. Contracts in transit are amounts receivable from a customer or a customer's financial institution related to that customer's purchase of a boat. These asset balances were offset by approximately $6.5 million of accounts payable and accrued liabilities, $39.1 million outstanding under our Borrowing Agreements and approximately $6.8 million in short-term indebtedness including
(i) current maturities of notes payable and short term loans of approximately $1.3 million; and (ii) three real estate loans with a single lender in the aggregate amount of approximately $5.5 million that mature prior to October 31, 2003.

The three real estate loans mature in the following amounts and dates: $463,000 on August 31, 2003; $922,000 on September 30, 2003 and $4,068,000 on October 31,
2003. The Company is negotiating a potential refinance or sale/leaseback process on the properties. Management believes that the favorable loan amount of approximately $5.5 million versus the appraised amount on the properties of approximately $12.0 million will enable the Company to refinance or re-negotiate the loans within the applicable maturity dates.

As of June 30, 2003, the aggregate maximum borrowing limit under our Borrowing Agreements is approximately $70.0 million.

On June 30, 2003, we had working capital of approximately $4.7 million. Working capital, as of that date, was negatively impacted by our fiscal year to date net loss and the aforementioned $6.8 million in short term indebtedness.

For the nine months ended June 30, 2003, operating activities provided cash flows of $13.4 million due primarily to a decrease of $17.7 million in inventories as a result of the seasonal increase in sales and the Company's sell through of non current and aged inventory (see Management's Discussion and Analysis - "Net Sales").

For the nine months ended June 30, 2003, investing activities provided cash flows of $151,000. These activities were primarily from certain assets sold or placed out of service as a result of the Company closing several store locations during the quarter ended June 30, 2003.

For the nine months ended June 30, 2003, financing activities utilized cash flows of $13.8 million primarily from the net payment of funds under our inventory borrowing agreements as a result of the seasonal reduction in inventories. We finance substantially all of our inventory and working capital requirements pursuant to borrowing agreements entered into in January 2000 with two commercial finance companies -- Transamerica Commercial Finance Corporation ("TCFC") and GE Commercial Distribution Finance Corporation ("GE") (formerly known as Deutsche Financial Services Corporation ("DFS")). The agreements have been amended numerous times. The agreements contain substantially similar terms and financial ratio based covenant requirements. The maximum aggregate borrowing availability as of June 30, 2003 was limited to a maximum credit limit of $70 million at various prime based or LIBOR based interest rates (varying from 4.75% to 4.82% at June 30, 2003). Borrowings under the agreements are pursuant to a borrowing base, or specific floor plan, advancing formula and are used primarily to finance inventory purchases and for general working capital requirements. Substantially all inventory, accounts receivable, furniture, fixtures, equipment, real estate (junior liens) and intangible assets collateralize these borrowing agreements. The terms of the Borrowing Agreements also provide for:
(i) fees for administrative monitoring and (ii) fees for unused portions of available credit. The Borrowing Agreements also include restrictive loan agreements containing various loan covenants and borrowing restrictions, including minimum financial ratios (governing net worth, current assets, debt to worth percentages and cash flow coverage requirements based upon interest expense and monthly principal and interest payments on debts). Acquisitions, the payment of common stock dividends or repurchases of our common stock are also substantially limited without prior consent.

Effective in December, 2002, we entered into Amended and Restated borrowing agreements (the "Amended Agreements") with our senior inventory lenders, TCFC and GE, (formerly "DFS") with a initial maturity date of April 30, 2003. These Amended Agreements have since been extended to mature on a monthly basis pending negotiations for a longer term agreement acceptable to both the Company and its lenders. The Amended Agreements also included an "Intercreditor Agreement" by and among TCFC, GE and TMRC, L.L.P. (the owner of the Company's outstanding shares of Series A Preferred Stock), that provided the Company up to an additional $500,000 from each lender of conditional working capital financing (collectively $1.5 million) pending receipt of the Company's projected federal income tax refund.

The  Company   received  its  federal   income  tax  refund  in  the  amount  of
approximately $3.0 million during April 2003 and has repaid the $1.5 million loan in full.

In conjunction with the negotiations for a longer term renewal of its inventory borrowing agreements, the Company has met with its senior inventory lenders and has discussed a comprehensive business strategy with the lenders that provides a basis strategy by which the Company intends to improve cash flow by aggressively accelerating the selling of non-current and discontinued inventories; substantially reducing overhead and labor costs and increasing certain components of profitable sales such as service labor; parts; and finance/insurance products.

Management believes the strategy and operating plan will allow the negotiations to result in renewed inventory borrowing agreements that provide terms similar to those currently in place and provide the Company with the necessary flexibility to execute its strategy of substantially accelerating the sell-through of certain inventory. However there is no guarantee the renewal terms, if any, will be in amounts, or have terms and conditions, acceptable to the Company. Also any material shortfalls or variances from anticipated performance or the timing of certain expenses or revenues could require us to seek further amendment to our Borrowing Agreements or alternate sources of additional financing.

Contractual Commitments and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of June 30, 2003:


Year Ended September 30,                Line of      Long-Term     Convertible    Operating      Total
(000's)                                 Credit          Debt          Notes        Leases
------------------------------------ -------------- ------------- -------------- ------------ ------------

2003                                 $  39,136 (1)   $  5,830 (2)                $    755      $ 45,721
2004                                                    1,332                       2,336         3,668
2005                                                      301      $  1,300         1,720         3,321
2006                                                      227                       1,294         1,521
2007                                                      482                         815         1,297
Thereafter                                                883                         630         1,513

                                     -------------- ------------- -------------- ------------ ------------
Total                                $  39,136       $  9,055      $  1,300      $  7,550     $  57,041
                                     ============== ============= ============== ============ ============

     (1) Our inventory borrowing agreements, which originated in January 2000, currently mature on a monthly basis pending negotiations for renewal. (See Management's Discussion and Analysis - "Liquidity").

     (2) Approximately $5.5 million of real estate loans with a single lender maturing on dates prior to October 31, 2003. (See Management's Discussion and Analysis - "Liquidity").


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

At June 30, 2003, a hypothetical 100 basis point increase in interest rates on the Company's Floor Plan and Revolving Line of Credit obligations would result in an increase of approximately $391,000 in annual pre-tax expenses of the Company. The estimated increase in expenses is based upon the increased interest expense of the Company's variable rate Floor Plan and Revolving Line of Credit obligations and assumes no change in the volume or composition of such debt outstanding at June 30, 2003.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, our Company is involved in litigation relating to claims arising from its normal business operations. Currently, our Company is a defendant in several lawsuits. Some of these lawsuits involve claims for substantial amounts.

In January  2003,  the Company  received  notice of a lawsuit  filed in the U.S.
Bankruptcy Court for the Northern District of Illinois on behalf of the bankruptcy estate for Outboard Marine Corporation ("OMC"). The Company has denied the allegations in this lawsuit and finds them without merit. OMC was a primary supplier of outboard engines to our Company prior to OMC's bankruptcy in December of 2000. The suit alleges that we received approximately $700,000 in cash payments from OMC that were are deemed to be preferential payments under applicable bankruptcy law, and hence demands the repayment thereof. The Company believes that the lawsuit is without merit and that the cash payments were received in the ordinary course of business pursuant to the Company's contracts with OMC.

There is no guarantee that our Company will prevail in defense of lawsuits filed against it. Lawsuits resulting in an unfavorable verdict or settlement for the Company could have a material adverse affect on our results of operations.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit Number         Description            Incorporated by Reference to:

        31.1        Certification Pursuant to              Not applicable.
                       Section 302 of the
                   Sarbanes-Oxley Act of 2002

        31.2        Certification Pursuant to              Not applicable.
                       Section 302 of the
                   Sarbanes-Oxley Act of 2002

        32.1        Certification Pursuant to              Not applicable.
                       Section 906 of the
                   Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K

       None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: August 14, 2003        Travis Boats & Motors, Inc.

                             By:    /s/  Michael B. Perrine
                                -----------------------------------------------
                                Michael B. Perrine
                                Chief Financial Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)