Form 10-K
period 2003-09-30
TRAVIS BOATS & MOTORS INC
filed 2004-01-13
CIK 1012734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                  For the Fiscal Year Ended September 30, 2003

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

                                (Title of class)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report on Form 10-K or any amendment to this Report on Form 10-K. _____

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

     The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of March 31, 2003, (based upon the last reported price of $0.29 per share) was approximately $999,325.21 on such date.

     The number of shares of the issuer's Common Stock, par value $.01 per share, outstanding as of December 31, 2003 was 4,329,727, of which 2,880,849 shares were held by non-affiliates.

     Documents Incorporated by Reference: Portions of Registrant's Proxy or Information Statement relating to the 2004 Annual Meeting of Shareholders, have been incorporated by reference herein (Part III).

                  TRAVIS BOATS & MOTORS, INC. AND SUBSIDIARIES

                               REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                           PAGE

RISK FACTORS .................................................................1


PART I .......................................................................7

   Item 1.  Business  ........................................................7

   Item 2.  Properties ......................................................12

   Item 3.  Legal Proceedings ...............................................13

   Item 4.  Submission of Matters to a Vote of Security Holders .............13

PART II   ...................................................................14

   Item 5.  Market for Registrant's Common Stock and Related Stockholder
   Matters, and Issuer Purchases of Equity Securities .......................14

   Item 6.  Selected Financial Data .........................................15

   Item 7.  Management's Discussion and Analysis of Financial Condition and
   Results of Operations ....................................................16

   Item 7A  Quantitative and Qualitative Disclosures About Market Risk ......27

   Item 8.  Financial Statements ............................................27

   Item 9.  Changes in and Disagreements with Accountants on Accounting and
   Financial Disclosure .....................................................27

PART III  ...................................................................27

   Item 10.  Directors and Executive Officers ...............................27

   Item 11.  Executive Compensation .........................................28

   Item 12.  Security Ownership of Certain Beneficial Owners and Management .28

   Item 13.  Certain Relationships and Related Transactions .................28

PART IV  ....................................................................28

   Item 14.  Controls and Procedures.........................................28

   Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K 28

                Consolidated Financial Statements ..........................F-1
                Report of Independent Auditors  ............................F-2
                Consolidated Balance Sheets  ...............................F-3
                Consolidated Statements of Operations  .....................F-5
                Consolidated Statements of Stockholders' Equity  ...........F-6
                Consolidated Statements of Cash Flows  .....................F-7
                Notes to Consolidated Financial Statements .................F-8

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

     Execution of Business Plans. During fiscal 2003, we developed and implemented plans to (i) eliminate, or in the alternative, materially reduce the operating losses experienced during the past several fiscal years, and (ii) to allow the Company to generate additional cash reserves. A key component of this plan has been substantial collaberative interaction between management, our lenders and our key vendors to understand and develop business processes to enhance operations, improve inventory quality and assortments and generate additional cash flows from operations. The plan strategy included an aggressive acceleration of the sell-through of prior year and discontinued inventory with the expected result being a short-term adverse effect on average retail prices and gross profits, offset by a significant improvement in working capital under our inventory borrowing base requirements.

     A second major component of the plan strategy included a detailed review and assessment of labor requirements and operating policies and procedures. Based upon this review, we implemented initiatives to significantly reduce operating expenses for corporate and store overhead. The strategy also contains initiatives in merchandising and several revenue enhancement opportunities. The merchandising strategy identifies initiatives focusing on inventory turn improvement, product mix refinement and seasonal sales velocity by product category. Revenue opportunities include the review and benchmarking of all stores in the areas of parts, service and finance to leverage the best practices and achievements of our top producing stores.

     Accordingly, the plan is an integral component in eliminating our net losses and in negotiating favorable borrowing agreements, however there is no assurance that our plans will succeed, or in the event that they do succeed, that they will be sufficient to offset our net losses, improve our cash flows or assist in securing favorable financing agreements.

     Our Success Will Depend on How Well We Manage Our Inventory and Product Growth. We have substantially reduced our inventory levels and consolidated purchases from select manufacturers. We have developed trend analysis models and utilize centralized purchase orders to assist our store management in ordering new products and in maintaining appropriate stocking levels and product turns. These procedures were designed to closely regulate and coordinate our inventory levels, increase inventory turns and improve our liquidity. Although we believe that our systems, procedures and controls are adequate to continue to support this process, we cannot assure that this is the case. Our inability to manage our inventory could result in a material adverse impact on our business, financial condition and results of operations.

     General Economic Conditions in the United States and in the Areas Where We Have Stores Affect Our Sales. Our industry, like many other retail industries, depends on the local, regional and national economy. High interest rates, high fuel prices, unfavorable economic developments, volatility or declines in the stock market or consumer confidence levels, fears over terrorism or possible military deployments, changes to the tax law such as the imposition of a luxury tax or (with respect to a specific region) a major employer's decision to reduce its workforce can all significantly decrease the amount of money consumers are willing to spend on discretionary activities. When these situations arise, consumers often decide not to purchase relatively expensive, "luxury" items like recreational boats. For example, our Company's sales levels declined and our

Company recorded significant net losses during the 2001-2003 fiscal years due, in part, to the United States experiencing weak economic conditions (such as rising unemployment levels, reduced consumer confidence and volatile stock markets). From 1988 to 1990, our business also suffered dramatically because of the declines in the financial, oil and gas and real estate markets in Texas. If the current economic downturn continues or if similar downturns in the national or in local economies arise in the future, we may suffer significant additional operating losses.

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

     We Depend on Strong Sales in the First Half of the Year. Our business, and the recreational boating industry in general, is very seasonal. Our strongest sales period has historically begun in January, because many boat and recreation shows are held in that month. In the past, strong sales demand has continued from January through the summer months. Of our average annual net sales over the last three fiscal years, over 27% occurred in the quarter ending March 31 and over 37% occurred in the quarter ending June 30. With the exception of our store locations in Florida, our sales are generally significantly lower in the quarter ending December 31. Because the overall sales levels (in most stores) in the December quarter are much less than in the months with warmer weather, we generally have a substantial operating loss in the quarter ending December 31. Because of the historical difference in sales levels in the warm spring and summer months, versus the cold fall and winter months, if our sales in the months of January through June are weak as a result of lackluster consumer demand, timing of boat shows, bad weather or lack of inventory we will likely suffer significant operating losses. This experience would likely result in a material adverse effect on our business, our operating results and our financial condition. (See Risk Factors - "Our Sales Depend on Good Weather")

     Our Sales Depend on Good Weather. Our business also depends on favorable weather conditions. For example, too much or too little rain, either of which may result in dangerous or inconvenient boating conditions, can force lakes, rivers or other boating areas to close for safety issues and severely limit our sales. A long winter can also shorten our selling season. Hurricanes and other storms could result in the disruption of our operations or result in damage to our inventories and facilities. Bad weather conditions in the future may decrease customer demand for our boats, which may decrease our sales and would likely result in a material adverse effect on our business, our operating results and our financial condition.

     Our Insurance May Not Reimburse Us for Certain Damage or Disasters. We purchase insurance for storm damage and other risk events, but (i) the amount of insurance purchased, and (ii) the coverage we purchase or are eligible to purchase, may not repay us for all weather related damages or disruptions to our sales levels or store operations. Also, deductible levels available to us may result in large out of pocket expenses prior to us obtaining any available insurance coverages. Our store locations in FEMA Flood Zones have certain limits on insurance coverage on inventory damages resulting from floods or rising water since FEMA policies do not provide coverage for inventory that is stored or located outdoors. Consequently, we must relocate inventory from these locations in the event of hurricanes or other storms. In the event that we are not able to secure adequate insurance coverage or if we suffer losses that are not covered by our insurance policies it may lead to a material adverse effect on our business, our operating results and our financial condition.

     We Have Reduced our Store Count by Closing Store Locations. We have closed a total of 7 store locations in fiscal 2003 and 2002 because the store locations had low sales volumes and were not profitable to operate. We may close additional store locations (i) that are not profitable, (ii) that are not able to reach our desired level of sales or profits, or (iii) to reduce our cash expenditures. Inventory from closed store locations is transferred to other nearby stores that we operate. The expenses of transferring and disposing of the inventory and other assets from closed store locations is an additional expense to us and may lead to a material adverse effect on our business, our operating results and our financial condition.

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

     We Rely on a Few Manufacturers for Almost All of our Boat Purchases. Our success depends to a significant extent on the continued quality and popularity of the products we sell. We have also historically purchased much of our boat inventory from a few select manufacturers. For example, in fiscal year 2003 we purchased 25.0%, and in fiscal year 2002 we purchased 35.6% of our total inventory from Genmar Industries, Inc., or "Genmar". We have elected to purchase a significant amount of product from an affiliate of our largest shareholder, TMRC, LLP ("Tracker"). In fiscal 2003 we purchased approximately $10.9 million or 15.6% of our inventory from Tracker. Beginning with fiscal 2004, we have consolidated purchases from certain vendors to Tracker and anticipate purchasing approximately 30% to 40% of our fiscal 2004 inventory supply from Tracker. The purchases of boats from this supplier are based on the volume price discounts and other terms of various, primarily annual, agreements. In addition to our purchases from GenMar and Tracker, we also purchase a large amount of product from several smaller manufacturers and believe that our purchase quantities from these vendors represent a significant percentage of their respective annual production.

     If our sales increase, our key manufacturers may need to increase their production or we may need to locate other sources to purchase boats or other products we sell. If our suppliers are unable to produce more inventory, decide not to renew their contracts with us or decide to stop production and we cannot find alternative inventory suppliers at similar quality and prices, we would experience inventory shortfalls which, if severe enough, could cause significant disruptions and delays in our sales and, therefore, harm our financial condition. In addition, the timing, structure, and amount of manufacturer sales incentives could impact the timing and profitability of our sales.

     If Our Products are Defective, We Could be Sued. Because we sell, service and custom package boats, motors and other boating equipment, we may be exposed to lawsuits for personal injury and property damage if any of our products are defective, cause personal injuries or result in property damage. Manufacturers that we purchase products from generally maintain product and general liability insurance and we carry third party product liability insurance. We have avoided any significant liability for these risks in the past. However, if a situation arises in which a claim is not covered under our insurance policy or is covered under our policy but exceeds the policy limits, it could have a significant and material adverse effect on our business, operating results and financial condition. (see Risk Factors - "We Rely on a few Manufacturers for Almost All of our Boat Purchases".)

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

     Our Income from Financing, Insurance and Extended Service Contracts, Is Dependent On Third Party Lenders and Insurance Companies. We receive a substantial amount of our income from the fees we receive from banks, other lending companies, insurance companies and vendors providing extended service contracts. We call this type of income Finance and Insurance income, or F&I income. If our customers desire to borrow money to finance the purchase of their boat, we help the customers obtain the financing by referring them to certain banks that have offered to provide financing for boat purchases. The lender pays a fee to our company for each loan that they are able to provide as a result of our customer referral.

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

     F&I income was 3.4% and 2.9% of our net sales in fiscal years 2003 and 2002, respectively. This arrangement carries several potential risks. For example, the lenders we arrange financing through may decide to lend to our customers directly rather than to work through us. If the customer goes directly to the bank to apply for a loan to purchase their boat we would not receive a fee for referral. Second, the lenders we currently refer customers to may change the amount of fees paid or the criteria they use to make loan decisions, which could reduce the number of customers that we can refer. Also, our customers may use the Internet or other electronic methods to find financing alternatives. If either of these events occur, we would lose a significant portion of our income and profit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Our Income Tax Refunds are Currently Limited. Our federal income tax return for the 12 months ended December 30, 2002 fully exhausted all available refunds of federal income taxes previously paid by our Company. Accordingly, beginning with the quarter ending March 31, 2003, we did not recognize income tax benefits on our books from operating losses, due to uncertainties associated with the utilization of the operating loss carry-forwards in future periods. Since we utilized prior tax refunds for operating capital, our inability to continue to receive tax refunds could have a material adverse effect on our business, financial condition and results of operations.

     We May Issue Securities That Will Dilute Our Current Shareholders and Impact our Earnings Per Share. On December 14, 2001, we entered into Subordinated Convertible loan transactions totaling $4.3 million. The loans are unsecured with a term of 36 months and accrue interest at 10.75%, fixed. The principal and interest amounts payable on the loans is subordinated, in most circumstances, to our borrowing agreements with certain of our lenders. The loans may be repaid by the Company, and if we do not redeem the loans, they can be converted by the holders into shares of our common stock at a conversion price of approximately $2.46 per share.

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

     As of December 31, 2003, Tracker owns or controls approximately 80,000 shares of our Series A preferred Stock and controls the voting rights to approximately an additional 829,708 shares of common stock. The shares of Preferred Stock owned by Tracker may be converted into 3,252,826 shares of our common stock. In this event, the ownership of Tracker would represent approximately 53% of our issued and outstanding common shares (excluding the effect of options outstanding or other contingently issuable shares).

     The sale by the Company or Tracker of a large portion of these shares may decrease the price of our common stock. (See Risk Factors - "We May Issue Additional Securities That Will Dilute Our Current Shareholders and Impact our Earnings Per Share" and "Change of Control").

     We Must Comply With Listing Requirements for the NASDAQ Stock Market. We transferred our common stock from the Nasdaq National Market to the Nasdaq Small Cap Market effective October 25, 2002. We requested the transfer because our Company did not comply with all of the requirements for trading on the Nasdaq National Market. The Nasdaq Small Cap Market requires that we maintain a minimum $1.00 bid price on our common shares. During fiscal 2003 the bid price on our common stock ranged from $.18 to $1.46. Our inability to maintain the required share price range or other requirements for trading on the Nasdaq Small Cap Market could result in our common stock being delisted and not eligible for trading on the Nasdaq Stock Market. Since we rely on the Nasdaq Stock Market to offer trading of our common stock, our inability to continue on the Nasdaq Stock Market could have a material adverse effect on our business, financial condition, the price of our common stock and the ability of investors to purchase or sell our common stock. (See Risk Factors - "Our Stock Price May be Volatile").

     Change of Control. As of January 7, 2003, Tracker, pursuant to certain agreements for assistance in financing and other matters (the "Agreements") has assumed effective control of the Company. Tracker has the right to designate four of seven members of the Company's Board of Directors. Tracker currently has two representatives on the Board of Directors pursuant to Tracker's ownership of 80,000 shares of the Company's Series A Preferred Stock, and has not yet designated two additional representatives.

     Prior to the Agreements, pursuant to its holding 80,000 shares of Series A Preferred Stock, Tracker beneficially owned approximately 43% or 3,252,825 shares of the Company's common stock on a fully-diluted, as-converted basis. As a result of the Agreements, Tracker now has voting control of approximately 57% or 4,611,119 shares on a fully-diluted, as-converted basis. This voting control was obtained through a proxy granted by an insider covering 202,643 shares of common stock and through the creation of a newly-formed voting trust, to be controlled by a trustee designated by Tracker (the "Voting Trust"). Deposited in the Voting Trust are all of the securities held by Tracker and insider shareholders Robert Siddons (former director), owner of 292,866 shares, and Mark Walton (President), owner of 334,200 shares. The term of the Voting Trust is five years, but is subject to earlier termination if Tracker otherwise becomes the holder of 55% or more of the common stock of our Company on a fully-diluted, as-converted basis (although Tracker currently controls over 55% the Voting Trust has not been modified). The existence or expiration of the Voting Trust does not restrict Tracker's ability to acquire additional shares of the Company from third parties nor of the insiders to sell such shares subject to terms of the Voting Trust. This change in the voting control of our Company could result in changes (i) in the management, operations or direction of our Company, (ii) the type of inventory products stocked or the presentation of the product, or
(iii) numerous other aspects of our operation or Travis Edition product line.

     In order to ensure that Tracker maintains its voting control position, each Company insider who purchased Convertible Notes from our Company on or about December 14, 2001 (at a conversion price of approximately $2.46 per share of common stock) also has agreed not to convert such notes at any time prior to November 15, 2004, and that any shares that may be acquired upon conversion prior to such date shall be deposited into and governed by the Voting Trust.

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

     We have purchased and are the beneficiary of key-man life insurance policies on our President, Mr. Walton, and our Chief Financial Officer, Mr. Perrine in the amount of $1,000,000, each. However, if any of these employees or other key employees died, became disabled or left Travis Boats for other reasons and were not replaced with individuals of similar or greater experience levels, their loss could have a significant negative effect on our operations and our financial performance.

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

     Our Corporate Documents May Prevent or Inhibit a Takeover of the Company. Our Articles of Incorporation permit us to issue up to 1,000,000 shares of preferred stock, either all at once or in a series of issuances. Our Board of Directors has the power to set the terms of this preferred stock. We recently issued 80,000 shares of Series A preferred stock to Tracker. If we issue additional preferred stock, it could delay or prevent a change in control of the company. Also, our Articles of Incorporation permit the Board of Directors to determine the number of directors and do not specify a maximum or minimum number. Our Bylaws currently provide that the Board of Directors is divided into three classes with staggered terms, however one class is currently set at two
(2) individuals and these board positions have been granted to the holders of the Series A preferred stock (Tracker) for so long as at least 25,000 shares of preferred stock remain outstanding. Additionally, under the terms of the Agreements, Tracker now has the right to designate four of seven members of the Company's Board of Directors. Tracker, as holder of the Series A Preferred Stock, currently has two representatives on the Board of Directors, and has not yet designated two additional representatives. (See Risk Factors - "If We Issue More Stock, Our Stock Price May Decline" and "We May Issue Securities That Will Dilute Our Current Shareholders and Impact our Earnings Per Share.")

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

Item 1.  Business

     General - Travis Boats & Motors, Inc. ("Travis Boats", the "Company" or "we") is a leading multi-state superstore retailer of recreational boats, motors, trailers and related marine accessories in the southern United States. Our Company currently operates 30 stores under the name Travis Boating Center in Texas (8), Arkansas (2), Louisiana (4), Alabama (1), Tennessee (3), Mississippi
(1), Florida (9), Georgia (1) and Oklahoma (1).

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

     We study sales trends from the cities and states where we operate store locations. We use the information from this data to custom design and pre-package combinations of popular brand-name boats, such as Mako, Cobalt, Ranger, Caravelle, Bayliner, Fisher, ProCraft, Fishmaster, Sea Pro and Starcraft with outboard motors generally manufactured by Suzuki or Brunswick Corporation, along with trailers and numerous accessories, under our own proprietary Travis Edition label. These signature Travis Edition packages, which account for the vast majority of total new boat sales, have been designed and developed in coordination with the manufacturers and often include distinguishing features and accessories that have historically been unavailable to, or listed as optional, by many of our competitors. We also sell small cruisers, such as Crownline, that range in length to over 25 feet in length. By providing many different types of boats with many types of standard features, we attempt to offer the customer an exceptional boat at a competitive price that is ready for immediate use and enjoyment.

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

     Unlike most recreational boat dealers, we place firm sales prices on each of our Travis Edition packages and generally maintain that same price for the entire model year. These prices are advertised and clearly posted on each of our boats so that the customer receives the same price at any Travis Boating Center. We believe this selling philosophy reduces customer anxiety associated with bargaining or negotiation and offers our customer's prices at or below prices that they generally might receive from our competitors. We also believe this pricing strategy and low-pressure sales style provides the customer with the comfort and confidence of having received a better boat with more features at a lower price than may have been obtained through negotiations at competitive stores. Our management believes this approach has promoted good customer relationships and enhanced our reputation in the industry as a leading provider of quality and value.

     Acquisitions. We did not complete any acquisitions in fiscal years 2003, 2002 or 2001.

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

     We typically deal with each of our manufacturers pursuant to a non-exclusive dealer agreement. These dealer agreements are usually for one (1) year in term and they typically do not contain any contractual provisions concerning product pricing or purchasing levels. The wholesale prices charged to us by our manufacturers are generally set each year for the entire model year (usually summer to summer), but may be changed at the manufacturer's sole discretion. However, historically we have had multi-year agreements to purchase boats with Genmar Industries, Inc. most of which expired without renewal by the Company or GenMar in the 2003 fiscal year.

     Approximately 25.0% and 35.6% of our net purchases in fiscal years 2003 and 2002, respectively, were products manufactured by boat manufacturers owned by Genmar. The significant amount of purchases from Genmar was primarily related to the store locations that we operate in Florida which sell Genmar's Wellcraft and Carver products. Other Genmar boat lines that we have purchased include the brands Larson, AquaSport, Scarab and Ranger.

     We also entered into a multi-year agreement with a subsidiary of Tracker during fiscal 2002 to purchase certain types of boats. During fiscal 2002 and 2003, we purchased approximately 3.6% and 15.6% of our annual net inventory purchases from Tracker. Beginning with fiscal 2004, we have consolidated purchases from certain vendors to Tracker and anticipate purchasing up approximately 30% to 40% of our fiscal 2004 inventory supply from Tracker.

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

     Floor plan financing. We purchase most of our inventory by borrowing money on our floor plan and other borrowing agreements. The seasonal nature of the recreational boating industry impacts the production schedules of the manufacturers that produce marine products. During the fall and winter months, retail sales of recreational boats diminish significantly as compared to sales during the warm spring and summer months. To provide recreational boating retailers, such as Travis Boats, extra incentive to purchase boating products in the "off-season," manufacturers typically offer product for sale at a price that includes an interest subsidy or other discount. Since retail boat dealers typically utilize floor plan financing to provide the working capital funds needed to purchase inventory, the interest subsidy is intended to assist the retail dealer in stocking the product until the selling season. The terms of the interest subsidy or assistance vary by manufacturer, with virtually all manufacturers in the marine industry offering such programs. Management believes that the types of financing arrangements we utilize are standard within the industry. As of September 30, 2003, the Company owed an aggregate of approximately $28.7 million to our lenders under our floor plan financing agreements. At September 30, 2003 and 2002, the Company had non-interest bearing borrowings of approximately $2,520,000 and $5,370,000 under these arrangements.

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

     Web site. We operate a Web site under the name "travisboatingcenter.com" and own the URL for this name, the name "boatorder.com" and numerous derivations of these names. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our web site as soon as reasonably practicable after electronically filing such reports with the SEC.

     Employees. As of September 30, 2003, our staff consisted of 403 employees, 381 of whom are full time. The full-time employees include 30 in store level management and 34 in corporate administration and management. The Company is not a party to any collective bargaining agreements and is not aware of any efforts to unionize its employees. We consider the relations with our employees to be good.

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

     The chart below reflects the status and approximate size of the various Travis Boating Center locations operated as of January 9, 2004.


                                         Building           Land       Owned or       Year of Market
             Location                 Square Footage*     Acreage*      Leased            Entry

Austin, Texas(1)................          20,000            3.5         Leased            1979
San Antonio, Texas(1)...........          34,500            6.5         Owned             1982
Midland, Texas(1)...............          18,750            3.8         Owned             1982
Dallas, Texas(1)................          20,000            4.2         Leased            1983
Abilene, Texas(2)...............          24,250            3.7         Owned             1989
Houston, Texas(2)...............          15,100            3.0         Leased            1991
Baton Rouge, Louisiana(2).......          33,200            7.5         Owned             1992
Beaumont, Texas(2)..............          25,500            6.5         Owned             1994
Arlington, Texas(2).............          31,000            6.0         Leased            1995
Heber Springs, Arkansas(2)......          26,000            9.0         Leased            1995
Hot Springs, Arkansas(2)........          20,510            3.0         Owned             1995
New Iberia, Louisiana(3)........          24,000            3.3         Leased            1995
Florence, Alabama(2)............          22,500            6.0         Leased            1996
Winchester, Tennessee(2)........          28,000            3.5         Leased            1996
St. Rose, Louisiana(2)..........          30,000            3.5         Leased            1997
Pascagoula, Mississippi(2)......          28,000            4.1         Owned             1997
Key Largo, Florida(3)...........           3,000            4.2         Owned             1997
Key Largo, Florida(3)(4)........           3,000            2.4         Owned             1999
Ft. Walton Beach Fl. - Sales(3).           7,000            2.9         Leased            1997
Ft. Walton Beach Fl.- Service(3)(4)        7,500            2.0         Leased            1997
Hendersonville, Tennessee(2)....          31,320            3.6         Leased            1997
Gwinnett, Georgia (1)...........          25,000            5.0         Owned             1997
Claremore, Oklahoma(3)..........          15,000            2.0         Owned             1998
Bossier City, Louisiana(2)......          30,000            8.6         Owned             1998
Longwood, Florida(3)............          10,000            3.1         Leased            1999
Clearwater, Florida(2)..........          21,000            5.0         Owned             1999
Jacksonville, Florida(3)........           8,000            1.5         Leased            1999
Bradenton, Florida(3)...........          20,000            5.0         Leased            1999
Memphis, Tennessee(2)...........          24,000            4.3         Leased            1999
Ft. Myers, Florida(3)...........           6,000            4.0         Leased            1999
Stuart, Florida(2)..............          29,000            4.0         Leased            2000
Pompano, Florida(3).............           6,000            1.0         Leased            2000


__________________________
*    Square footage and acreage are approximate.
(1)  Newly constructed superstore.
(2)  Facility acquired/leased and converted to superstore.
(3)  Acquired/leased facility
(4) Locations in Key Largo, Florida and Ft. Walton, Florida operate service facilities at separate locations in close proximity to the main sales location.

Item 3.  Legal Proceedings

     From time to time, our Company is involved in litigation relating to claims arising from its normal business operations. Currently, our Company is a defendant in several lawsuits.

     In January 2003, the Company received notice of a lawsuit filed in the U.S. Bankruptcy Court for the Northern District of Illinois on behalf of the bankruptcy estate for Outboard Marine Corporation ("OMC"). The Company has denied the allegations in this lawsuit and finds them without merit. OMC was a primary supplier of outboard engines to our Company prior to OMC's bankruptcy in December of 2000. The suit alleges that the Company received payments from OMC that were are deemed to be preferential payments under applicable bankruptcy law, and demands the repayment thereof.

     The Company, based upon review of the case and discussions with legal counsel, believes the lawsuit to be similar to numerous filed against former OMC dealers and that it is without merit. There is no guarantee that our Company will prevail in defense of this or other lawsuits. If any lawsuit were to result in a substantial unfavorable verdict or resolution for the Company it could have a material adverse impact on the results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's 2003 Annual Meeting of Stockholders was held on September 29, 2003. The following nominee was re-elected to the Company's Board of Directors to serve as a Class "A" director for a three year term expiring in 2006, or until his successor is elected and qualified, or until his earlier resignation or removal.

     Nominee               Votes in Favor   Opposed   Abstained  Broker Non-Vote

     Richard S. Birnbaum    4,611,119(1)      N/A        N/A          N/A

     (Chairman)

     The following directors' terms of office continued after the 2003 Annual Meeting of Stockholders: Mark T. Walton, Kenneth N. Burroughs, Robert L. Ring and James P. Karides, CPA. Pursuant to the Agreements described in this report, Tracker has the right to designate a majority of directors to the Board of Directors (Messrs. Burroughs and Ring are current designees representing Tracker on the Board of Directors). See also Risk Factors - "Change of Control".

     The following issue was also voted upon:

     To  ratify  Ernst  &  Young,  LLP  as  the  independent   certified  public
accountants of the Company for the fiscal year ended September 30, 2003.

                           Votes in Favor   Opposed   Abstained  Broker Non-Vote

                            4,611,119(1)      N/A        N/A          N/A

     (1) TMRC, LLP controls approximately 57%, or 4,611,119 shares of the Company's common shares on a fully-diluted, as-converted basis and voted all of its shares in favor of each proposal. Therefore, the Company did not solicit proxies for the 2003 Annual Meeting, nor did it receive any votes other than those submitted by Tracker. See also Risk Factors - "Change of Control".

     There was no additional business conducted at the meeting.

                                    PART II

Item 5. Market for Registrant's Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

     Our common stock trades on the Nasdaq Stock Market under the symbol: TRVS. As of December 31, 2003, we believe our shares are beneficially owned by more than 400 shareholders. On December 31, 2003, the last reported sales price of the common stock on the NASDAQ National Market System was $ .66 per share.

     The following table sets forth for the period indicated, on a per share basis, the range of high and low sales prices for our common stock during fiscal years 2003 and 2002 as quoted by the NASDAQ. These price quotations reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions:

                                     Fiscal 2003 Sales Price               Fiscal 2002 Sales Price
        Quarter Ended             High         Low        Ending       High         Low        Ending
December 31....................  $1.46        $1.00       $1.00       $2.50        $1.75       $1.94
March 31.......................  $ .76        $ .29       $ .29       $3.02        $1.75       $2.50
June 30........................  $ .88        $ .20       $ .81       $2.95        $1.40       $1.90
September 30...................  $1.05        $ .61       $ .75       $1.94        $1.05       $1.18



                      ISSUER PURCHASES OF EQUITY SECURITIES

                                     (b)
                      (a) Total    Average
                      Number of     Price       (c) Total Number of Shares    (d) Maximum Number (or Approximate
                      Shares (or   Paid per      (or Units) Purchased as       Dollar Value) of Shares (or Units)
                        Units)     Share (or    Part of Publicly Announced    that May Yet Be Purchased Under the
     Period (1)       Purchased      Unit)          Plans or Programs                  Plans or Programs

     4/1/03 -          20,000(2)    $ 0.27                104,300                          $757,000
     6/30/03

     7/1/03 -          10,000(2)    $0.72                 114,300                          $750,000
     9/30/03


     (1) The chart reflects repurchases of common stock during fiscal 2003. Prior to fiscal 2003 the Company had repurchased 84,300 shares for approximately $237,500 pursuant to its repurchase program.

     (2) The common shares were repurchased pursuant to the Company's announced repurchase program of up to $1,000,000 of common stock. The repurchase program was announced on July 26, 2000 and had no terminated date.


     We have never declared or paid cash dividends on our Common Stock and presently have no plans to do so. However, we are obligated to pay a 6% cumulative dividend on the 80,000 shares of $100 par value, Series A Preferred Stock we issued during fiscal 2002. The Preferred dividend is payable quarterly in arrears and all payments of the preferred dividends are subject to the approval of our senior inventory lenders. Any change in our dividend policy on our Common Stock will be at the sole discretion of our Board of Directors and will depend on our profitability, financial condition, capital needs, future loan covenants, general economic conditions, future prospects and other factors deemed relevant by the Board of Directors. We currently intend to retain earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends on our Common Stock in the foreseeable future. Certain covenants contained in our loan and preferred stock agreements also effectively restrict the payment of any dividends without prior consent.

Item 6.  Selected Financial Data

     The following selected consolidated financial information should be read in conjunction with and is qualified in its entirety by reference to the consolidated financial statements of the Company and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Report on Form 10-K:

                         FISCAL YEAR ENDED SEPTEMBER 30,

                                                             1999(1)     2000(1)     2001(1)    2002(1)    2003(1)
                                                          (in thousands, except store, per store and per share data)

 Consolidated Statement of Operations Data:
 Net sales............................................    $  182,259  $  217,718  $  198,539  $ 176,523  $ 140,715
 Gross profit.........................................        46,634      53,309      46,379     37,072     27,656
 Selling, general and administrative expense..........        30,978      42,326      41,813     38,984     33,469
 Operating income/(loss)..............................        13,689       8,338       1,660     (4,386)    (8,254)
 Interest expense.....................................         3,808       6,848       6,533      4,018      3,281
 Income/(loss) before cumulative effect of accounting
    change............................................         6,573         897      (3,281)   (10,264)    (8,899)
 Preferred stock dividends............................            --          --          --        187        480
 Cumulative effect of accounting change, net..........            --          --          --      6,528         --
 Net income/(loss) attributable to common
    shareholders......................................         6,573         897      (3,281)   (16,979)    (9,379)
 Basic earnings/(loss) per share before cumulative
    effect of accounting change.......................    $     1.53  $      .20  $     (.75) $   (2.33) $   (2.05)
 Diluted earnings/(loss) per share before cumulative
 effect of accounting change..........................    $     1.49  $      .20  $     (.75) $   (2.36) $   (2.05)
 Preferred stock dividends............................            --          --          --       (.05)     (0.12)
 Cumulative effect of accounting change...............            --          --          --      (1.50)        --
 Basic earnings/(loss) per share......................    $     1.53  $      .20  $     (.75) $   (3.91) $   (2.17)
 Diluted earnings/(loss) per share....................    $     1.49  $      .20  $     (.75) $   (3.91) $   (2.17)
 Weighted avg. common shares outstanding - basic......         4,291       4,403       4,375      4,345      4,320
 Weighted avg. common shares outstanding - diluted....         4,409       4,446       4,375      4,345      4,320
 Store Data:
   Stores open at period end..........................            38          39          37         34         30
   Average sales per store(2).........................    $    6,055  $    5,630  $    5,252  $   5,117  $   4,560
   Percentage increase (decrease) in comparable store
       sales(3).......................................          1.9%       (1.1%)     (11.6%)     (6.1%)    (15.7%)


                         FISCAL YEAR ENDED SEPTEMBER 30,


                                                 1999       2000(4)      2001(5)       2002(6)      2003(7)
                                                                     (In thousands)
 Consolidated Balance Sheet Data:
   Cash and cash equivalents.............    $  4,125      $  2,971     $  1,388      $  4,253     $  3,414
   Working capital.......................      12,117        10,948       11,958         8,540        3,226
   Total assets..........................     125,931       129,647      113,680        95,432       59,122
   Short-term debt, including current
      maturities of  notes payable.......      69,547        77,895       61,078        58,410       33,381
   Notes payable less current maturities.       6,897         6,015        9,375         4,525        2,891
   Stockholders' equity..................      37,592        39,552       36,149        26,936       17,541

(1) The Consolidated Statement of Operations Data and the Consolidated Balance Sheet Data for the fiscal years ended September 30, 1999, 2000, 2001, 2002 and 2003 has been derived from the audited consolidated financial statements of the Company. Store data has been derived from the Company's unaudited internal operating statements.
(2)  Includes only those stores open for the entire preceding 12-month period.
(3) New stores or upgraded facilities are included in the comparable store base at the beginning of the store's thirteenth complete month of operations.
(4) Included in the current liabilities, which reduce working capital, are balloon payments due pursuant to the terms of two real estate loans, with one payment of approximately $3.0 million due in November, 2000 and one payment of $597,000 due in June, 2001. These loans were refinanced during fiscal 2001.

(5) Included in the current liabilities, which reduce working capital, are balloon payments due pursuant to the terms of two real estate loans, with one payment of approximately $577,000 due in December, 2001 and one payment of $584,000 due in January, 2002. These loans were refinanced during fiscal 2002.
(6) Included in the current liabilities, which reduce working capital, are balloon payments due pursuant to the terms of a real estate loan, with a payment of approximately $529,000 due in January, 2003 and approximately $6.4 million in real estate loans with a single lender that in December 2002 were in default of certain financial covenants.
(7) Included in the current liabilities, which reduce working capital, are balloon payments due pursuant to the terms of two real estate loans, with one payment of approximately $3.7 million due in December, 2003 (see Note 13 - "Subsequent Events" in the consolidated audited financial statements of the Company and notes thereto included elsewhere in this Report on Form 10-K) and one payment of $698,000 due in June, 2004.

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

     Revenues from insurance and extended service agreements are recorded at the time such agreements are executed which generally coincides with the date the boat, motor and trailer is delivered. Such revenues are not deferred and amortized over the life of the insurance or extended service agreement policies, because we sell such policies on behalf of third party vendors or administrators. At the time of sale, we record a fee for insurance and extended service agreements net of the related fee that is paid to the third-party vendors or administrators. Since our inception, we have incurred no additional costs related to insurance or extended service agreements beyond the fees paid to the third party vendors at the time of sale.

Allowance for Doubtful Accounts

     Accounts receivable consist primarily of amounts due from financial institutions upon sales contract funding, amounts due from manufacturers or vendors under rebate programs, amounts due from manufacturers or vendors under warranty programs and amounts due from customers for services. The Company routinely evaluates the collectibility of accounts receivable focusing on amounts due from manufacturers, vendors and customers. If events occur and market conditions change, causing collectibility of outstanding accounts receivable to become unlikely, the Company records an increase to its allowance for doubtful accounts. The Company evaluates the probability of collection of outstanding accounts receivable based on several factors which include but are not limited to the following: 1) age of the outstanding accounts receivable, 2) financial condition of the manufacturer, vendor or customer, and 3) discussions or correspondence with the manufacturer, vendor or customer. The Company determines the allowance for doubtful accounts based upon both specific identification and a general allowance for accounts outstanding for a specified period of time.

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

     Additional events and market conditions include but are not limited to the following: 1) deteriorating financial condition of the manufacturer resulting in discontinuance and lack of manufacturer's warranty for certain boats, motors or other products, 2) introduction of new models or product lines by manufacturers resulting in less demand for previous models or product lines, 3) Company initiatives to promote unit sales and reduce inventory levels for new and/or used inventory by reducing sales prices, and 4) Competing boat retailers in various markets in which the Company operates may offer sales incentives such as price reductions.

Income Taxes

     In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, deferred income taxes are provided for temporary differences between the basis of assets and liabilities for financial reporting purposes and for income tax return purposes. The Company routinely evaluates its recorded deferred tax assets to determine whether it is more likely than not that such deferred tax assets will be realized. During the quarter ended September 30, 2002, the Company determined that for deferred tax assets that could not be realized by carryback to prior tax years it was more likely than not that such deferred tax assets would not be realized and accordingly a full valuation allowance has been recorded for these deferred tax assets since that time.

Impairment of Long-lived Assets

     Long-lived   assets  consist   primarily  of  property  and  equipment  and
intangible assets. Property and equipment and other intangible assets are carried on the Company's financial statements based on their cost less accumulated depreciation or amortization. The Company evaluates property and equipment and other intangible assets held and used by the Company for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying amounts. Impairment, if any, is measured as the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows of those assets and is recorded in the period in which the determination is made.

Other

     For a more comprehensive list of our accounting policies, including those which involve varying degrees of judgment, see Note 1. "Summary of Significant Accounting Policies" in the consolidated audited financial statements of the Company and notes thereto included elsewhere in this Report on Form 10-K.

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

     The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                         FISCAL YEAR ENDED SEPTEMBER 30,

                                                                 2001           2002           2003
 Net sales...............................................       100.0%         100.0%         100.0%
 Costs of goods sold.....................................        76.6           79.0           80.3
                                                          -------------------------------------------
 Gross profit............................................        23.4           21.0           19.7
 Selling, general and administrative expenses............        21.1           22.1           23.8
 Operating income/(loss).................................         0.8           (2.5)          (5.9)
 Interest expense........................................         3.3            2.3            2.3
                                                          -------------------------------------------
 Loss before income taxes and cumulative effect of
    acounting change and preferred stock dividends.......        (2.4)          (4.8)          (8.1)
 Income tax (expense)/benefit............................         0.8           (1.0)           1.8
                                                          -------------------------------------------
 Loss before cumulative effect of accounting change and
    preferred stock dividends............................        (1.7%)         (5.8%)         (6.3%)
                                                          -------------      ---------       --------
Cumulative effect of accounting change, net.............         0.0           (3.7)           0.0
 Preferred stock dividends...............................         0.0            (.11)          (.34)
 Net loss attributable to common shareholders............        (1.7%)         (9.6%)         (6.7%)
                                                          -------------      ---------       --------


Fiscal Year Ended September 30, 2003 Compared to the Fiscal Year Ended September 30, 2002

     Net sales. Net sales for the fiscal year ended September 30, 2003 were $140.7 million, a decrease of approximately $35.8 million or 20.3% from the net sales of $176.5 million for the fiscal year ended September 30, 2002.

     The decrease in net sales resulted from (i) a decrease in comparable store sales, (ii) reduced sales as a result of the impact of fewer stores in operation (30 versus 34) and (iii) a decline in average retail prices based on our aggressive sell-through of non-current inventory. Comparable store sales declined by 15.7% (30 stores in base) for the fiscal year ended September 30, 2003 compared to a decrease of 6.1% (33 stores in base) during the prior fiscal year. $10.7 million of the decrease in net sales for the fiscal year ended September 30, 2003 is attributable to our decision to close and consolidate store operations in Englewood, Florida; Knoxville, Tennessee; Pickwick, Tennessee and Little Rock, Arkansas into other Travis Boating Center locations because we believed that store volumes and product assortments could not generate profitable operations or positive cash flows in those markets.

     During the fiscal year ended September 30, 2003, the Company implemented a strategy to aggressively accelerate the sale of certain aged and discontinued product during the primary summer boating season. As a result, we sold approximately $20.0 million of non-current and aged inventory at reduced retail sales prices and gross profit margins. While contributing to the decline in net sales and gross margins, offsetting benefits of the strategy included improvement of our inventory turns and product mix refinement. Additionally, since substantially all of the targeted aged inventory was ineligible for borrowing against under our inventory borrowing agreements, the sales proceeds represented incremental working capital. Management believes that the aggressive sell-through of additional non-current and aged inventory is substantially complete based upon the significant improvement in average days on hand of its inventory as of September 30, 2003. We believe that additional factors contributing to the decline in net sales and the decrease in comparable store sales included, but were not limited to, continued erratic levels of consumer confidence and employment uncertainty.

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

     Net sales attributable to F&I Products decreased by 7.8% to approximately $4.7 million in fiscal 2003 from $5.1 million in fiscal 2002. However, as a percentage of net sales, F&I income increased to 3.4% in fiscal 2003 from 2.9% in fiscal 2002. Management attributes the improvement in F&I income, as a percentage of net sales, to (i) improved training and (ii) implementing processes that allow for remote handling of F&I functions in several markets which had previously under-performed relative to certain of our Company benchmarks and goals. Additionally, in fiscal 2003, our sales of larger, more expensive yachts over 35 feet in length declined and we eliminated yachts from our product offering. We believe this is a benefit to F&I income as a percent of our net sales since the percentage of customers buying F&I products (which is referred to as "penetration"), is historically greater among purchasers of our Travis Edition boats that are less than 25 feet in length.

     Gross profit. For the fiscal year ended, September 30, 2003, gross profit decreased 25.4% to $27.7 million from $37.1 million in the prior fiscal year. Gross profit, as a percent of sales, decreased to 19.7% from 21.0% during the same period in fiscal 2002.

     The decrease in total gross profit, both in actual dollars and as a percent of net sales, was primarily related to the overall decline in sales from the factors discussed above in Net Sales. We believe that we will experience less erratic levels of overall gross profit margins during the 2004 fiscal year resulting, in part, to (i) improved days on hand of our inventory and our product mix and (ii) the substantial completion of the sell-through of aged and discontinued inventories discussed above in Net Sales.

     Our decline in gross profit margin during fiscal 2003 was partially offset by the increase in our F&I income, as a percentage of net sales. Net sales of F&I Products, which have a significant impact on the gross profit margin, contributed $4.7 million, or 17.0%, of total gross profit in fiscal 2003, as compared to $5.1 million, or 13.9%, of total gross profit for fiscal 2002. Net sales attributable to F&I Products are reported on a net basis and therefore all of such sales contribute directly to our gross profit. The costs associated with the sale of F&I Products are primarily commissions and are included in our selling, general and administrative expenses.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $33.5 million in fiscal 2003 from $39.0 million in the prior fiscal year. Selling, general and administrative expenses, as a percent of net sales, were 23.8% in fiscal 2003, compared to 22.1% in fiscal 2002.

     The decrease in selling, general and administrative expenses, in actual dollars, for the fiscal year ended September 30, 2003 versus the prior fiscal year was primarily attributable to the reduction in wages, commissions, bad debt expenses and the overall decline in net sales. Commissions are generally variable based on sales volumes. Our "fixed wage" headcount has been managed primarily through attrition, selective position consolidation and adoption of store staffing models intended to reduce employee turnover and staff stores based on a best practices approach. The reduction in overall expenses was partially offset by percentage increases in certain expenses, primarily insurance, rents and taxes since these expenses are generally based on premiums or assessment estimates from prior years in which we had higher levels of net sales and inventories.

     A significant component of selling, general and administrative expenses for fiscal years ended September 30, 2003 and 2002 were non-cash, bad debt expenses of approximately $1.3 million and $2.1 million, respectively. Despite our enhanced collection efforts, we have experienced delays in collections from manufacturers, vendors and customers due to both deteriorating financial condition of these parties and a general economic downturn in the marine industry. Also, effective during our 2003 fiscal year, we discontinued
purchasing boats from several vendors and believe that collection from discontinued vendors may result in additional delays or possible disputes.

     Depreciation and Amortization Expenses. Depreciation and amortization expenses remained flat at approximately $2.5 million in the fiscal years ended September 30, 2003 and 2002. However, depreciation and amortization expenses, as a percent of net sales, increased to 1.7% in fiscal 2003 from 1.4% for the prior fiscal year primarily as a result of our decline in net sales.

     Interest expense. Interest expense decreased to $3.3 million in fiscal 2003 from $4.0 million in the prior fiscal year. Interest expense, as a percent of net sales, remained flat at 2.3% of net sales in fiscal years 2003 and fiscal 2002, respectively.

     The decreased interest expense, in actual dollars, was primarily the result of significantly lower balances on our inventory based lines of credit due to the significant reductions in the levels of inventory held. We have successfully reduced inventory levels to reflect sales trends and as a result of our sell-through of aged and discontinued inventories discussed above in Net Sales.

     Although our strategy is to maintain lower inventory levels and improve inventory turns, we anticipate continuing to utilize significant amounts of third party financing sources to support our inventories and other assets. Accordingly, we are subject to the impact of increases in interest expenses and other costs associated with such borrowings. See "Risk Factors--Our Substantial Indebtedness Could Restrict Our Operations and Make Us More Vulnerable to Adverse Economic Conditions" and "Quantitative and Qualitative Disclosures About Market Risk."

     Income Taxes. Our effective income tax benefit rate for the year ended September 30, 2003 applicable to the operating loss, was reduced by the creation of a valuation allowance during the fourth quarter of fiscal 2002. The valuation allowances were recorded due to uncertainties surrounding the recovery of income tax assets against taxable income in future periods. Our federal income tax return for the 12 months ended December 30, 2002 fully exhausted all available refunds of federal income taxes previously paid by our Company. Accordingly, beginning with the quarter ending March 31, 2003, we did not recognize income tax benefits on our books from operating losses, due to uncertainties associated with the utilization of the operating loss carry-forwards in future periods.

     Net loss. For the fiscal year ended September 30, 2003, the Company, after preferred stock dividends of $480,000, reported a net loss of $9.4 million ($2.17 per basic and diluted share) compared to a net loss for the prior 2002 fiscal year of $10.3 million ($2.41 per basic and diluted share), after preferred stock dividends of $187,000; but prior to the effect of the cumulative accounting change. (See Note 1 - "Basis of Presentation" in the consolidated audited financial statements of the Company and notes thereto included elsewhere in this Report on Form 10-K).

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

     Net sales attributable to F&I Products decreased by 22.7% to approximately $5.1 million in fiscal 2002 from $6.6 million in fiscal 2001. In fiscal 2002, F&I income as a percentage of net sales also decreased to 2.9% from 3.3% in fiscal 2001 due primarily to (i) lower overall net sales, (ii) reductions in overall yields paid by lenders for originating customer finance contracts, (iii) competitive pressures on finance rates (which resulted in lower net spreads achieved in the placement of customer financing) and (iv) with regard to our store locations in Arkansas, certain "caps" or limits on interest rates allowed to be charged by lenders in Arkansas. Decreases in the percentage of customers buying these products (which is referred to as "penetration"), particularly by purchasers of the larger, more expensive boats and reduced customer demand for certain insurance products have also been limiting factors.

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

     The decline in net sales attributable to F&I Products has also impacted the gross profit margin. Net sales of these F&I Products, which have a significant impact on the gross profit margin, contributed $5.1 million, or 13.7%, of total gross profit in fiscal 2002, as compared to $6.6 million, or 14.2%, of total gross profit for fiscal 2001. Net sales attributable to F&I Products are reported on a net basis and therefore all of such sales contribute directly to our gross profit. The costs associated with the sale of F&I Products are primarily commissions and included in selling, general and administrative expenses.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $39.0 million in fiscal 2002 from $41.8 million in the prior fiscal year. During the prior 2001 fiscal year, our SGA expenses included approximately $321,000 related to closing of the store locations in Miami, Florida and Huntsville, Alabama. Selling, general and administrative expenses, as a percent of net sales, were 22.1% in fiscal 2002, compared to 21.1% in fiscal 2001.

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

     The decreased interest expense, both in actual dollars and as a percent of net sales, was primarily the result of significantly lower balances on our inventory based lines of credit due to the significant reductions in the levels of inventory held. We have begun to reduce inventory levels to reflect sales trends and as a result of our prior implementation of a Master Business Plan that requires pre-approved purchase orders for all inventory purchases. Interest expense also benefited from the decreases in our variable borrowing rates relative to the same period of the prior year resulting from the numerous reductions in the prime rate during the 2002 calendar year.

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

     Net loss. For the fiscal year ended September 30, 2002, the Company, after preferred stock dividends of $187,000, reported a net loss (prior to the effect of the cumulative accounting change) of $10.3 million ($2.41 per basic and diluted share) compared to a net loss of $3.3 million ($.75 per basic and diluted share) for the prior 2001 fiscal year. (See Note 1 - "Basis of Presentation" in the consolidated audited financial statements of the Company and notes thereto included elsewhere in this Report on Form 10-K).

     Inclusive of the impact of the cumulative effect of accounting change, we reported a net loss of approximately $17.0 million ($3.91 per basic and diluted share) for the 2002 fiscal year. The net loss from the cumulative effect of accounting change is from our adoption of SFAS 142, "Goodwill and Other
Intangible Assets" as of October 1, 2001. The application of the transition provisions of this new accounting standard required us to take a non-cash, non-recurring, after-tax charge of approximately $6.5 million effective as of October 2001. The charge eliminated our goodwill accounts.

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


--------------------------------------------------------------------------------------------------------------------------------
                                                            Fiscal Year 2002                       Fiscal Year 2003
                                                      For the Three Months Ended            For the Three Months Ended
                                                Dec 31    Mar 31    June 30   Sept 30   Dec 31    Mar 31    June 30   Sept 30
--------------------------------------------------------------------------------------------------------------------------------
Net sales...................................    $ 20,666  $ 47,388  $ 67,825  $ 40,644  $ 17,887  $ 38,132  $ 53,129  $ 31,566

Gross profit................................       4,065    10,469    15,211     7,327     3,517     7,589    10,993     5,556
Selling, general and administrative expense.       7,314     9,010    10,850    11,805     7,481     8,497     8,704     8,480
Store Closing Costs.........................          --        --        --        --        --        --       307        --
Operating income/(loss).....................      (3,876)      843     3,736    (5,089)   (4,621)   (1,516)    1,384    (3,502)
Interest expense............................       1,039     1,116     1,054       810       812       931       872       667
Income/(loss) before taxes, preferred stock
dividends and cumulative effect of
accounting change...........................      (3,104)     (253)    2,504    (8,579)   (5,413)   (2,425)      558    (4,154)
Preferred stock dividends...................          --        --       (67)     (120)     (120)     (120)     (120)     (120)
Cumulative effect of accounting change, net.      (6,528)       --        --        --        --        --        --        --
Net income/(loss) attributable to common
shareholders................................      (9,632)     (160)    1,510    (8,699)   (3,703)   (1,841)      438    (4,274)
Basic earnings/(loss) per share before
preferred stock dividends and cumulative
effect of accounting change.................        (.71)     (.04)      .36     (1.98)     (.83)     (.40)      .13      (.96)
Diluted earnings/(loss) per share before
preferred stock dividends and cumulative
effect of accounting change.................        (.71)     (.04)      .25     (1.98)     (.83)     (.40)      .07      (.96)
Preferred stock dividends...................          --        --      (.01)     (.03)     (.03)     (.03)     (.03)     (.03)
Cumulative effect of accounting change, net.       (1.50)       --        --        --        --        --        --        --
Basic earnings/(loss) per share attributable
to common shareholders......................       (2.21)     (.04)      .35     (2.01)     (.86)     (.43)      .10      (.99)
Diluted earnings/(loss) per share
attributable to common shareholders.........       (2.21)     (.04)      .25     (2.01)     (.86)     (.43)      .07      (.99)
Weighted avg. common shares outstanding -
basic.......................................        4,355    4,348     4,346     4,334     4,330     4,330     4,313     4,308
Weighted avg. common shares outstanding
- diluted...................................        4,355    4,348     6,524     4,334     4,330     4,330     8,095     4,308

--------------------------------------------------------------------------------------------------------------------------------
                                                                  As a Percentage of Net Sales
--------------------------------------------------------------------------------------------------------------------------------

Net sales...................................       100.0%   100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%
Gross profit................................        19.7     22.1      22.4      18.0      19.7      19.9      20.7      17.6
Selling, general and administrative
expense.....................................        35.4     19.0      16.0      29.0      41.8      22.3      16.4      26.9
Operating income/(loss).....................       (18.8)     1.8       5.5     (12.5)    (25.8)     (4.0)      2.6     (11.1)
Interest expense............................         5.0      2.4       1.6       2.0       4.5       2.4       1.6       2.1
Income/(loss) before taxes, preferred stock
dividends and cumulative effect of
accounting change...........................       (15.0)     (.53)     3.7     (21.1)    (30.3)     (6.4)      1.1     (13.2)
Preferred stock dividends...................          --        --      (.10)     (.30)     (.67)     (.31)     (.23)     (.38)
Cumulative effect of accounting change, net.       (31.6)       --       --        --        --        --        --        --
Net income/(loss) attributable to common
shareholders................................       (46.6)      .34      2.2     (21.4)    (20.7)     (4.8)       .82    (13.5)


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

     The results for the quarters ended September 30, 2003 and 2002 were negatively impacted by certain events including the expenses related to establishment of reserve allowances on certain inventories, deferred tax assets and accounts receivable.

Liquidity and Capital Resources

     Contractual Commitments and Commercial Commitments

     The following table sets forth a summary of our material contractual obligations and commercial commitments as of September 30, 2003:


Year Ended September 30,                Line of      Long-Term     Convertible    Operating      Total
(000's)                                 Credit          Debt          Notes        Leases
------------------------------------ -------------- ------------- -------------- ------------ ------------
2004                                 $ 28,658(1)     $ 4,723(2)                  $  2,781       $ 36,162
2005                                                   1,579       $ 1,300          2,262          5,141
2006                                                     686                        1,835          2,521
2007                                                     419                        1,290          1,709
2008                                                      80                          815            895
Thereafter                                               127                        2,148          2,275

                                     -------------- ------------- -------------- ------------ ------------
Total                                $  28,658       $ 7,614       $ 1,300       $ 11,131       $ 48,703
                                     ============== ============= ============== ============ ============

     (1) Our inventory borrowing agreements matured in October 2003. (see Note 13 "Subsequent Events" included in the consolidated audited financial statements of the Company and Notes thereto included elsewhere in this Report on Form 10-K)

     (2) Includes a $3.7 million real estate loan with a maturity of December 31, 2003, that subsequent to September 30, 2003 was refinanced on a 3 year promissory note with another lender. (see Note 13 "Subsequent Events" included in the consolidated audited financial statements of the Company and Notes thereto included elsewhere in this Report on Form 10-K)

     Our short-term cash needs are primarily for working capital to support operations, including inventory requirements, off-season liquidity and store infrastructure. These short-term cash needs have historically been financed with cash from operations and further supplemented by borrowings under our floor plan and revolving credit lines (collectively the "borrowing agreements"). In our prior fiscal year ended September 30, 2002, we also increased working capital by the issuance of $4.3 million in subordinated convertible notes (of which $3.0 million was repaid in June of 2002) and $8.0 million from the issuance of 80,000 shares of Series A preferred stock.

     At September 30, 2003, we had approximately $3.4 million in cash, $5.7 million in accounts receivable (primarily contracts in transit from sales, manufacturer rebates receivable and other amounts due from manufacturers) and $31.0 million in inventories. Contracts in transit are amounts receivable from a customer or a customer's financial institution related to that customer's purchase of a boat. These asset balances were offset by approximately $4.3 million of accounts payable and accrued liabilities, $28.7 million outstanding under our borrowing agreements and $4.7 million in short-term indebtedness including (i) current maturities of notes payable of $311,000 and (ii) real estate loans in the amount of approximately $4.4 million with balloon payments due at maturity in December 2003 (see Note 13 "Subsequent Events" included in the consolidated audited financial statements of the Company and Notes thereto included elsewhere in this Report on Form 10-K) and June 2004.

     As of September 30, 2003, the aggregate maximum borrowing limits under our borrowing agreements was $55.5 million. (see Note 13 - "Subsequent Events" in the consolidated audited financial statements of the Company and notes thereto included elsewhere in this Report on Form 10-K).

     At September 30, 2003, we had working capital of approximately $3.2 million. Working capital, as of that date, was reduced by our net loss and the aforementioned $4.4 million in real estate loans with balloon payments due at maturity in December 2003 (see Note 13 - "Subsequent Events" in the consolidated audited financial statements of the Company and notes thereto included elsewhere in this Report on Form 10-K) and June 2004, classified as current liabilities.

     In fiscal 2003, operating activities provided cash flows of $23.4 million due primarily to the decrease of $26.0 million in inventories (primarily as a result of our fiscal year 2003 business plan inventory sell-through strategies) and a net decrease in accounts receivable. These amounts were offset partially by the net loss of $8.9 million and a decrease in accounts payable.

     In fiscal 2002, operating activities provided cash flows of $3.9 million due primarily to the decrease of $8.2 million in inventories and the collection of the income taxes recoverable. These amounts were offset partially by the net loss of $17.0 million, the cumulative effect of accounting change and a $1.8 million decrease in accounts payable.

     Investing activities in fiscal 2003 provided cash flows of $2.9 million due primarily to the sale and leaseback of our store locations in Austin, Texas and Dallas, Texas. The two properties were sold at a collective sales price of approximately $3.3 million and leased back by the Company pursuant to long term operating leases.

     Financing activities in fiscal 2003 used cash flows of $27.2 million primarily from the repayment of amounts outstanding under our borrowing agreements and other notes payable. The repayments were generally from the proceeds of our (i) net reduction in overall inventory levels during the period and (ii) repayments of real estate loans in conjunction with the sale/leaseback of certain stores discussed above. We finance substantially all of our inventory pursuant to borrowing agreements with two commercial finance companies -- Transamerica Commercial Finance Corporation ("TCFC") and GE Commercial Distribution Finance Corporation ("GE") (formerly known as Deutsche Financial Services Corporation ("DFS")). The agreements contain substantially similar terms and financial covenants. As of September 30, 2003, the maximum aggregate borrowing availability was limited to a maximum credit limit of $55.5 million at various prime based or LIBOR based interest rates (varying from 4.12% to 4.75%) and approximately $28.7 million was outstanding. The borrowing agreements are primarily for the purchase of inventories and do not provide available amounts for general working capital requirements. Based on the terms of the borrowing agreements we could request for the lenders to advance funds to manufacturers for additional inventory purchases up to the remaining available credit limit. As we purchase inventory, we authorize our lenders to remit payment directly to the manufacturers pursuant to our borrowing agreements. Substantially all inventory, accounts receivable, furniture, fixtures, equipment, real estate (junior liens) and intangible assets collateralize these borrowing agreements. The terms of the borrowing agreements also provide for fees for administrative monitoring and for any unused portions of available credit. Also, various manufacturers provide us or our lenders with interest expense assistance under the inventory borrowing agreements in order to subsidize the carrying cost of inventory. Accordingly, no interest expense is recorded during portions of the year (generally August through May) for certain limited borrowings under these agreements. Discontinuance of these agreements could result in an increase to interest expense. Acquisitions, the payment of common stock dividends or repurchases of our common stock are also substantially limited without prior consent.

     The borrowing agreements, which originated in fiscal 2000, expired during fiscal 2003 and were subsequently renewed through October 15, 2003 pending each lender's review of our request for a 12 month renewal term. As of the date of this Report on Form 10-K, we have been notified by each lender that our request has been reviewed and subject to appropriate documentation our new expiration date will be in October 2004. The renewed borrowing agreements are expected to include loan agreements containing various loan covenants and borrowing restrictions, including, but not limited to, minimum financial ratios governing net worth, inventory turn, accounts receivable turn and percentage levels of operating expenses. (See Note 13 - "Subsequent Events" in the consolidated audited financial statements of the Company and notes thereto included elsewhere in this Report on Form 10-K).

     As of the date of this report on Form 10-K, management believes the Company to be in compliance with all terms and conditions of its borrowing agreements.

     Merchandise inventories were $31.0 million and $57.0 million as of September 30, 2003 and 2002, respectively. Accounts receivable, on a net basis, decreased by approximately $4.0 million to $5.7 million at the end of fiscal 2003 from the same time one year earlier due to the write-off of uncollectable accounts, an increase in the allowance and the general collection of receivables. Noncompete agreements decreased by approximately $418,000 to $731,000 in fiscal 2003 due to the scheduled amortization of this asset.

     We had net capital expenditures of approximately $480,000 in fiscal 2003 and approximately $1.1 million in fiscal 2002. The capital expenditures were primarily used for the purchase and replacement of assets used in operations of the store locations. These capital expenditures were primarily funded through our internal cash flows.

     Based upon management's fiscal 2004 operating plan, including the (i) the detailed review and assessment of labor requirements and operating policies and procedures we implemented to significantly reduce operating expenses for corporate and store overhead, (ii) revenue opportunities based on the review and benchmarking of all stores in the areas of parts, service and finance to leverage the best practices and achievements of our top producing stores, (iii) improvement in inventory days on hand, turns and assortments, (iv) the sale/leaseback or refinancing of certain assets and (v) the borrowing agreements, management believes that there is sufficient liquidity and resources to fund fiscal year 2004 operations in the ordinary course of our operations. However, our auditors have issued an opinion referencing "going concern" limitations based on our operating losses and the matured status of our borrowing agreements which as of the date of this Report on Form 10-K are pending renewal (see Notes 1 and 13 in the consolidated audited financial statements of the Company and notes thereto included elsewhere in this Report on Form 10-K). Further, material shortfalls or variances from anticipated performance or the timing of certain expenses or revenues could result in an adverse impact on our business, financial condition and results of operations requiring us to seek additional equity capitalization, borrowings or other alternate sources of financing. (See Risk Factors "Execution of Business Plans").

New Accounting Standards

     In November 2002, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. EITF 02-16 establishes the accounting standards for the recognition and measurement of cash consideration paid by a vendor to a reseller. EITF 02-16 is effective for interim period financial statements beginning after December 15, 2002, with early adoption permitted. There was no material impact from the adoption of this Statement on January 1, 2003.

     In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Management does not expect the adoption of EITF 00-21 to have a material impact on the Company's financial position, results of operations or cash flows.

     In December 2002, the FASB issued Statement 148, Accounting for Stock-Based Compensation, Transition and Disclosure. Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Statement 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, Statement 148 requires disclosure of the pro forma effect in interim financial statements. The Company adopted the annual disclosure requirements of Statement 148, which are effective for fiscal years ending after December 15, 2002 and elected to continue to account for employee stock options under APB No. 25. The interim disclosure requirements are effective for interim periods commencing after December 15, 2002. The adoption of this standard had no effect on the Company's financial position, results of operations or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect adoption of FIN 46 to have a material impact on our financial position, results of operations or cash flows.

     In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 requires that certain financial instruments that are settled in cash, including certain types of mandatorily redeemable securities, be classified as liabilities rather than as equity or temporary equity. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. Management does not expect the adoption of Statement 150 to have a material effect on the Company's financial position, results of operations or cash flows.

Inflation

     The Company believes that inflation generally has not had a material impact on its operations or liquidity to date.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

     At September 30, 2003, approximately 80.6% of the Company's notes payable and other short term obligations bear interest at variable rates, generally tied to a reference rate such as the LIBOR rate or the prime rate of interest of certain banks. During the fiscal year ended September 30, 2003, the average rate of interest of such variable rates was 4.46%. Increases in the variable interest rates would result in increased interest expense and decreased earnings and cashflow. Assuming the same level of borrowings for the year ended September 30, 2003, which averaged approximately $50.7 million, an increase of 2% in the average rate of interest would result in an increase in fiscal 2003 interest expense and net loss of approximately $1.0 million. Conversely, a decrease in the average rate of interest would result in decreased interest expense and a decrease in net loss and improved cashflow.

Item 8.  Financial Statements

     For the financial statements and supplementary data required by this Item 8, see the Index to Consolidated Financial Statements and Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                    PART III

Item 10. Directors and Executive Officers

     There is incorporated herein by reference that portion of the Company's proxy or information statement for the 2004 Annual Meeting of Shareholders which appears therein under the captions "Item 1: Election of Directors" and "Information Concerning Directors."

Item 11. Executive Compensation

     There is incorporated in this Item 11 by reference that portion of the Company's definitive proxy or information statement for the 2004 Annual Meeting of Shareholders which appears under the caption "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

     There is incorporated in this Item 12 by reference that portion of the Company's definitive proxy statement for the 2004 Annual Meeting of Shareholders which appears under the caption "Securities Holdings of Principal Shareholders, Directors, Nominees and Officers."

Item 13. Certain Relationships and Related Transactions

     During the fiscal year ended September 30, 2003 the Company purchased approximately $10.9 million, or 15.6% of its inventory purchases from affiliates of Tracker. There is incorporated in this Item 13 by reference that portion of the Company's definitive proxy or information statement for the 2004 Annual Meeting of Shareholders which appears under the captions "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation."

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

     Report of Independent Auditors............................              F-2
     Consolidated Balance Sheets...............................              F-3
     Consolidated Statements of Operations.....................              F-5
     Consolidated Statements of Stockholders' Equity...........              F-6
     Consolidated Statements of Cash Flows.....................              F-7
     Notes to Consolidated Financial Statements................              F-9

(a) 2. Financial Statement Schedules - All schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

(b) Current Reports on Form 8-K--January 12, 2004. Item 12, Travis Boats & Motors reports Second and Third Quarter Fiscal 2003 and Fiscal Year 2003 Results and Updates on Key Initiatives.

(c) Exhibits - The following Exhibits are incorporated by reference to the filing or are included following the Index to Exhibits.

                                INDEX TO EXHIBITS

     (a)  Exhibits:

3.1--Restated Articles of Incorporation of the Registrant, as amended.(1)

3.2--Restated Bylaws of the Registrant, as amended.(1)

4.1--A copy of the Travis Boats & Motors,  Inc.  Statement of Designations of 6%
     Series A Cumulative  Convertible  Preferred  Stock dated March 12, 2002.(7)

4.2--A form of the Warrant to Purchase  Series A Preferred Stock of Travis Boats
     & Motors,  Inc.(7)

4.3--A copy of the Travis Boats & Motors, Inc. Amended and Restated Statement of
     Designations of 6% Series A Cumulative Convertible Preferred Stock dated April 8, 2002.(7)

10.1--Loan and Security  Agreement  dated November __, 2003, by and among Travis
     Boats & Motors, Inc., its subsidiaries and Kennedy Funding, Inc., as agent for the lenders named therein (to be filed by amendment).

10.2--Promissory  Note dated  November  10,  2003,  executed  by Travis  Boats &
     Motors, Inc. and its subsidiaries, payable to Kennedy Funding, Inc. and Angloamerican Servicing, LLC (to be filed by amendment).

10.3--Deed of Trust,  Assignment  of Rents,  Security  Agreement  and  Financing
     Statement dated November 10, 2003, from Travis Boats & Motors, Inc. to Ronald Dold, trustee for Kennedy Funding, Inc., as agent (to be filed by amendment).

10.4--Subordination  Agreement  dated  December __, 2003,  between  Transamerica
     Commercial Finance Corporation, as agent, and Kennedy Funding, Inc. and Anglo Financial Servicing, LLC (to be filed by amendment).

10.5--Subordination  Agreement  dated  December __, 2003,  between  Transamerica
     Commercial Finance Corporation, as agent, and Kennedy Funding, Inc. and Anglo Financial Servicing, LLC (to be filed by amendment).

10.17(a)--Promissory Note dated as of September 20, 1995, in the original principal amount of $462,145.53, payable by TBC Arkansas, Inc. to Red River Marine, Inc. #2.(1)

10.17(b)--Mortgage  With Power of Sale (Realty) dated  September 20, 1995,  from
     TBC Arkansas, Inc. to Red River Marine, Inc. #2.(1)

10.20--Travis Boats and Motors, Inc. 1995 Incentive Plan.(1)

10.23--Form of Indemnification Agreement for Directors and Officers of the Company.(1)

10.24--Management   Agreement   dated  December  14,  1995,  by  and  among  TBC
     Management, Ltd., the Company and its subsidiaries.(1)

10.34--Stock  Purchase  Agreement  dated as of  September  30, 1997 among Travis
     Boating Center Florida, Inc. and Frederic D. Pace and John W. Reinhold providing for the purchase of 100% of the common stock of Adventure Boat Brokerage, Inc.(2)

10.35--Stock  Purchase  Agreement  dated as of  September  30, 1997 among Travis
     Boating Center Florida, Inc. and John W. Reinhold providing for the purchase of 100% of the common stock of Adventure Marine & Outdoors, Inc.(2)

10.36--Stock  Purchase  Agreement  dated as of  September  30, 1997 among Travis
     Boating Center Florida, Inc. and Frederic D. Pace and John W. Reinhold providing for the purchase of 100% of the common stock of Adventure Marine South, Inc.(2)

10.40--Employment  Agreement  dated  November 16, 1999  between TBC  Management,
     Ltd. and Mark T. Walton.(3)

10.41--Employment  Agreement  dated  November 16, 1999  between TBC  Management,
     Ltd. and Michael B. Perrine.(3)

10.48--Loan and  Security  Agreement,  dated as of  January  31,  2000,  between
     Travis Boats & Motors, Inc., along with certain of its subsidiaries, and Deutsche Financial Services corporation related to a Credit Facility of up to $60,000,000.00.(8)

10.49--Loan and Security Agreement dated as of January 31, 2000, by and between Transamerica Commercial Finance Corporation along with certain of its subsidiaries, and Transamerica Commercial Finance Corporation related to a line of credit with a maximum credit amount of $50,000,000.00.(8)

10.50--First Amendment to Loan and Security Agreement, dated January 31, 2000, by and between Deutsche Financial Services Corporation and Travis Boats & Motors, Inc., along with certain of its subsidiaries.(8)

10.51--Letter,   dated  December  29,  2000,  to  TBC   Management,   Inc.  from
     Transamerica Commercial Finance Corporation.(8)

10.52--TBC  Management  Ltd. Part I Amendment to Employment  Agreement with Mark
     T. Walton.(4)

10.54--TBC  Management  Ltd.  Part I  Amendment  to  Employment  Agreement  with
     Michael B. Perrine.(4)

10.57--Amended and Restated Loan and Security  Agreement  between Travis Boats &
     Motors, Inc. and Deutsche Financial Services Corporation, dated as of December 10, 2001.

10.58--Amendment  No.  2 to  Travis  Boats &  Motors,  Inc.  Loan  and  Security
     Agreement by and between the Company and Transamerica Commercial Finance Corporation, dated as of December 14, 2001.

10.62--Subordination  Agreement - Travis Boats & Motors,  Inc.  Indebtedness  to
     Shareholder Purchasers by and between those parties (Re: Transamerica Commercial Finance Corporation), dated as of December 14, 2001.

10.63--Subordination  Agreement - Travis Boats & Motors,  Inc.  Indebtedness  to
     Shareholder Purchasers by and between those parties (Re: Deutsche Financial Services Corporation), dated as of December 14, 2001.

10.66--Travis Boats & Motors, Inc.  Subordinated Note Purchase Agreement between
     Travis Boats & Motors, Inc. and Shareholder Purchasers, dated as of December 14, 2001.(4)

10.67--Form of Convertible  Subordinated Promissory Note (Travis Boats & Motors,
     Inc. to Shareholder Purchaser), dated as of December 14, 2001.(4)

10.68--A copy of the Preferred Stock and Warrant Purchase Agreement, by and between Travis Boats & Motors, Inc., and TMRC, L.L.P., dated March 13, 2002.(7)

10.69--A copy of the  Tracker/Travis  Master  Dealer  Agreement  (Master  Dealer
     Supply Agreement), by and between Travis Boats & Motors, Inc., and Tracker Marine, L.L.C., dated March 13, 2002.(7)

10.70--A  copy  of the  TBC  Management,  Ltd.  Amendment  No.  2 to  Employment
     Agreement  with Mark T. Walton,  dated March 13, 2002.(7)

10.71--A  copy  of the  TBC  Management,  Ltd.  Amendment  No.  2 to  Employment
     Agreement  with  Michael B.  Perrine,  dated  March 13,  2002.(7)

10.73--A copy of the  Amendment  No. 3 to Travis Boats & Motors,  Inc.  Loan and
     Security Agreement by and between Travis Boats & Motors, Inc. and Transamerica Commercial Finance Corporation, dated March 13, 2002.(7)

10.74--A copy of the Consent and Waiver by and between Travis Boats & Motors, Inc. and Transamerica Commercial Finance Corporation (Re: Tracker Marine L.L.C.), dated as of March 7, 2002.(7)

10.75--A copy of the Consent and Waiver by and between Travis Boats & Motors, Inc. and Deutsche Financial Services Corporation (Re: Tracker Marine L.L.C.), dated as of March 7, 2002.(7)

10.76--A copy of the Consent and Waiver by and between Travis Boats & Motors, Inc. and Hibernia National Bank (Re: Tracker Marine L.L.C.), dated as of March 12, 2002.(7)

10.77--Term Sheet,  dated January 7, 2003, by and between Travis Boats & Motors,
     Inc., and TMRC, L.L.P.(6)

10.78--Loan and Security Agreement, dated as of January 7, 2003, by and between Travis Boats & Motors, Inc., and TMRC, L.L.P.(6)

10.79--Amendment Regarding Amended and Restated Loan and Security Agreement by and among Travis Boats & Motors, Inc., certain of its subsidiaries, and GE Commercial Distribution Finance Corporation, formerly known as Deutsche Financial Services Corporation ("CDF").(6)

10.80--Amendment  No. 4 to  Travis  Boats &  Motors,  Inc.,  Loan  and  Security
     Agreement, by and between Travis Boats & Motors, Inc., and Transamerica Commercial Finance Corporation.(6)

10.81--Security  Agreement - Tax Refund,  by and between  Travis Boats & Motors,
     Inc., and Transamerica Commercial Finance Corporation, as agent for Transamerica Commercial Finance Corporation, GE Commercial Distribution Finance Corporation and TMRC, L.L.P.(6)

10.82--Assignment  of Tax  Claim,  given by  Travis  Boats &  Motors,  Inc.,  to
     Transamerica Commercial Finance Corporation, as agent for Transamerica Commercial Finance Corporation, GE Commercial Distribution Finance Corporation and TMRC, L.L.P.(6)

10.83--Option Agreement dated January 7, 2003, by and between Mark T. Walton and
     TMRC, L.L.P.(6)

10.84--Option Agreement dated January 7, 2003, by and between Robert C. Siddons and TMRC, L.L.P.(6)

10.85--Intercreditor  Agreement (Travis Tax Refund),  by and among  Transamerica
     Commercial Finance Corporation, TMRC, L.L.P., GE Commercial Distribution Finance Corporation and Transamerica Commercial Finance Corporation as tax refund agent.(6)

10.86--StockOption  Cancellation Agreement dated January 7, 2003, by and between
     Travis Boats & Motors, Inc., and Michael B. Perrine.(6)

10.87--Stock Option Cancellation Agreement dated January 7, 2003, by and between
     Travis Boats & Motors, Inc., and Mark T. Walton.(6)

10.88--Stock Option Cancellation Agreement dated January 7, 2003, by and between
     Travis Boats & Motors, Inc., and Richard Birnbaum.(6)

10.89--AMENDMENT NO. 3 TO EMPLOYMENT AGREEMENT, by and between Mark T. Walton and TBC Management, Ltd., a Texas limited partnership, and agreed to and accepted by Travis Boats & Motors, Inc., a Texas corporation.(6)

10.90--AMENDMENT  NO. 3 TO  EMPLOYMENT  AGREEMENT,  by and  between  Michael  B.
     Perrine and TBC Management, Ltd., a Texas limited partnership, and agreed to and accepted by Travis Boats & Motors, Inc., a Texas corporation.(6)

11.1--Travis  Boats & Motors,  Inc.,  Earnings Press Release dated December 31,
     2002.(6)

21--List of Subsidiaries of Registrant.(3)

23--Consent of Independent Auditors (filed herewith).

31.1--Certification  of Chief  Executive  Officer  pursuant  to  Section  302 of
     Sarbanes-Oxley Act of 2002 (filed herewith).

31.2--Certification  of Chief  Financial  Officer  pursuant  to  Section  302 of
     Sarbanes-Oxley Act of 2002 (filed herewith).

32.1--Certification  of Chief  Executive  Officer  pursuant  to  Section  906 of
     Sarbanes-Oxley Act of 2002 (filed herewith).

32.2--Certification  of Chief  Financial  Officer  pursuant  to  Section  906 of
     Sarbanes-Oxley Act of 2002 (filed herewith).

(d)  Financial Statement Schedules. See Item 15(a)(2) above.



(1) Incorporated by reference to the Company's Registration Statement on Form S-1 effective June 26, 1996 (File No. 333-03283).

(2) Incorporated by reference to the Company's Annual Report on Form 10-K filed December 29, 1997 (File No. 000-20757).

(3) Incorporated by reference to the Company's Annual Report on Form 10-K/A filed with the Commission on January 13, 2000 (File No. 600-20757).

(4) Incorporated by reference to the Company's Annual Report on Form 10-Q filed with the Commission on August 14, 2001 (File No. 000-20757).

(5) Incorporated by reference to the Company's Periodic Report on Form 8-K filed with the Commission on March 13, 2002.

(6) Incorporated by reference to the Company's Periodic Report on Form 8-K filed with the Commission on January 15, 2003.

(7) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on January 21, 2003 (File No. 000-20757).

(8)  Portions  of  this  exhibit  have  been  omitted  and  are  subject  to  an
     application  for   confidential   treatment   filed   separately  with  the
     Commission.

                  Travis Boats & Motors, Inc. and Subsidiaries

                        Consolidated Financial Statements

                 Years ended September 30, 2003, 2002 and 2001

                                    Contents


Report of Independent Auditors...............................................F-2

Audited Consolidated Financial Statements

Consolidated Balance Sheets..................................................F-3

Consolidated Statements of Operations........................................F-5

Consolidated Statements of Stockholders' Equity..............................F-6

Consolidated Statements of Cash Flows........................................F-7

Notes to Consolidated Financial Statements...................................F-8

                         Report of Independent Auditors

The Board of Directors
Travis Boats & Motors, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Travis Boats & Motors, Inc. and Subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Travis Boats & Motors, Inc. and Subsidiaries as of September 30, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Travis Boats & Motors, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring losses and its current agreements for floor plan and revolving lines of credit have matured. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 4 to the financial statements, on October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, to change its method of accounting for goodwill and other intangible assets.


                              /s/ Ernst & Young LLP

Austin, Texas

November 21, 2003, except for Note 13 as to which the date is January 12, 2004

                  Travis Boats & Motors, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)


                                                                                       September 30,
                                                                                2003                    2002
                                                                           ---------------          -------------

Assets
Current assets:
      Cash and cash equivalents                                                   $ 3,414                $ 4,253
      Accounts receivable, net of allowance for doubtful
           accounts of $2,100 in 2003 and $2,058 in 2002                            5,655                  9,681
      Prepaid expenses                                                                914                  1,009
      Income taxes recoverable and deferred tax asset                                 ---                    611
      Inventories                                                                  30,970                 56,957
                                                                           ---------------          -------------

Total current assets                                                               40,953                 72,511

Property and equipment:
     Land                                                                           5,124                  5,982
     Buildings and improvements                                                    13,611                 15,899
     Furniture, fixtures and equipment                                              9,134                  9,327
                                                                           ---------------          -------------
                                                                                   27,869                 31,208

Less accumulated depreciation                                                    (10,634)                (9,820)
                                                                           ---------------          -------------
                                                                                   17,235                 21,388



Noncompete agreements, net of accumulated amortization of                             731                  1,149
     $2,479 in 2003 and 2,061 in 2002

Other assets                                                                          203                    384

                                                                           ---------------          -------------
Total assets                                                                      $59,122                $95,432
                                                                           ===============          =============


See accompanying notes.

                                                                                        September 30,
                                                                                  2003                  2002
                                                                              -------------         -------------
Liabilities
Current liabilities:

     Accounts payable                                                              $ 2,258               $ 4,122

     Accrued liabilities                                                             2,001                 1,439

     Current portion of deferred gain on sale of real property                          87                   ---

     Floor plan and revolving lines of credit payable                               28,658                50,949

     Current portion of notes payable and other short term obligations               4,723                 1,025
     Notes payable classified as short term obligations                                ---                 6,436

                                                                              -------------         -------------
Total current liabilities                                                           37,727                63,971

     Deferred gain on sale of real property, net of current portion                    963                   ---
     Notes payable, less current portion                                             1,591                 3,225
     Convertible notes                                                               1,300                 1,300

Stockholders' equity:
   Series A Preferred stock, $100 par value, 1,000,000 shares                        8,000                 8,000
     authorized, 80,000 shares issued and outstanding at September
     30, 2003 and 2002, respectively
   Common stock, $.01 par value, 50,000,000 shares authorized, 4,299,727                43                    43
     and 4,329,727 shares issued and outstanding at September 30, 2003 and
     2002, respectively

    Paid-in capital                                                                 15,094                15,109

Retained earnings/(accumulated deficit)                                             (5,596)                3,784
                                                                              -------------         -------------

Total stockholders' equity                                                          17,541                26,936

                                                                              -------------         -------------
Total liabilities and stockholders' equity                                         $59,122               $95,432
                                                                              =============         =============

See accompanying notes.

                  Travis Boats & Motors, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                        (in thousands, except share data)

                                                                                 Year ended September 30,
                                                                              2003         2002         2001
                                                                           ------------ ------------ ------------
Net sales................................................................    $140,715     $176,523     $198,539

Cost of sales............................................................     113,059      139,451      152,160
                                                                           ------------ ------------ ------------

Gross profit.............................................................      27,656       37,072       46,379

Selling, general and administrative expenses.............................      33,469       38,984       41,813
Depreciation and amortization............................................       2,441        2,474        2,906
                                                                           ------------ ------------ ------------
                                                                               35,910       41,458       44,719

Operating income/(loss)..................................................      (8,254)      (4,386)       1,660

Interest expense.........................................................      (3,281)      (4,018)      (6,533)

Other income/(expense)...................................................         103         (167)          43
                                                                           ------------ ------------ ------------

Loss before income taxes and cumulative effect of
      accounting change..................................................     (11,432)      (8,571)      (4,830)

Income tax (expense)/benefit.............................................       2,533       (1,693)       1,549
                                                                           ------------ ------------ ------------

Loss before cumulative effect of accounting change.......................      (8,899)     (10,264)      (3,281)

Cumulative effect of accounting change, net of taxes of $2,281...........         ---       (6,528)         ---

                                                                           ------------ ------------ ------------
     Net loss............................................................     $(8,899)    $(16,792)     $(3,281)
                                                                           ============ ============ ============

Preferred stock dividends................................................        (480)        (187)         ---
                                                                           ------------ ------------ ------------
     Net loss attributable to common shareholders........................     $(9,379)    $(16,979)     $(3,281)
                                                                           ============ ============ ============

Basic/Diluted loss per share:
     Loss before cumulative effect of accounting change
         and preferred stock dividends...................................      $(2.05)      $(2.36)       $(.75)
     Cumulative effect of accounting change, net of taxes................         ---        (1.50)         ---
     Preferred stock dividends...........................................        (.12)        (.05)         ---
                                                                           ------------ ------------ ------------
     Net loss attributable to common shareholders........................      $(2.17)      $(3.91)       $(.75)
                                                                           ============ ============ ============


See accompanying notes.

                  Travis Boats & Motors, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)

                                                                                                       Retained
                                                 Common                  Preferred          Paid-in    Earnings
                                            Shares      Amount       Shares       Amount    Capital    (deficit)     Total
                                         ------------ ---------- -------------- ----------- --------- ------------ ----------

Balance at September 30, 2000                 4,399      $   44         -----      $ ----    $15,464    $ 24,044    $39,552

     Repurchase and cancellation of
     common stock                               (40)      -----         -----       -----       (122)      -----       (122)

     Net loss                                 -----       -----         -----       -----      -----      (3,281)    (3,281)

                                         ------------ ---------- -------------- ----------- --------- ------------ ----------
Balance at September 30, 2001                 4,359          44         -----       -----     15,342      20,763     36,149
                                         ------------ ---------- -------------- ----------- --------- ------------ ----------

     Repurchase and cancellation of
     common stock                               (29)         (1)        -----       -----        (55)      -----        (56)
     Issuance  of Series A  preferred
     stock                                    -----       -----            80       8,000       (178)      -----      7,822
     Preferred stock dividends                -----       -----         -----       -----      -----        (187)      (187)
     Net loss                                 -----       -----         -----       -----      -----     (16,792)   (16,792)

                                         ------------ ---------- -------------- ----------- --------- ------------ ----------
Balance at September 30, 2002                 4,330      $   43            80       8,000     15,109       3,784     26,936
                                         ------------ ---------- -------------- ----------- --------- ------------ ----------

     Repurchase and cancellation of
     common stock                               (30)      -----         -----       -----        (15)      -----        (15)
     Preferred stock dividends                -----       -----         -----       -----      -----        (480)      (480)
     Net loss                                 -----       -----         -----       -----      -----      (8,899)    (8,899)

                                         ------------ ---------- -------------- ----------- --------- ------------ ----------
Balance at September 30, 2003                 4,300      $   43            80     $ 8,000   $ 15,094    $ (5,596)   $17,541
                                         ============ ========== ============== =========== ========= ============ ==========


See accompanying notes.

                  Travis Boats & Motors, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                  Year Ended September 30,
                                                                                 2003        2002        2001
                                                                             ------------ ---------- ------------
OPERATING ACTIVITIES

Net loss                                                                      $(8,899)    $(16,792)     $(3,281)

Adjustments to reconcile net loss to net cash
provided by operating activities:
     Depreciation                                                               2,011        2,016        2,018
     Amortization                                                                 430          458          888
     Disposal of assets from closed store locations                               294          ---          ---
     Cumulative effect of accounting change, net                                  ---        6,528          ---
     Deferred income taxes                                                        401          595         (320)
     Changes in operating assets and liabilities:
       Accounts receivable                                                      4,027        1,670          265
       Prepaid expenses                                                            95         (230)         144
       Inventories                                                             25,986        8,208       12,915
       Other assets                                                               182          (64)         (74)
       Accounts payable                                                        (1,865)      (1,753)       1,516
       Accrued liabilities                                                        562          236         (623)
       Income taxes recoverable/income tax payable                                210        2,995           43
                                                                             --------- ------------ -------------

Net cash provided by operating activities                                      23,434        3,867       13,491

INVESTING ACTIVITIES
Purchase of property and equipment                                               (480)      (1,063)      (1,495)
Proceeds from the sale of property and equipment                                3,365          ---          ---
                                                                             --------- ------------ -------------

Net cash provided by/ (used in) investing activities                            2,885      (1,063)       (1,495)

FINANCING ACTIVITIES
  Net increase (decrease) in notes payable and other short-term obligations   (26,663)     (8,818)      (13,457)
  Proceeds from issuance of convertible subordinated notes                        ---       4,300           ---
  Repayments of convertible subordinated notes                                    ---      (3,000)          ---
  Net proceeds from issuance of preferred stock                                   ---       7,822           ---
  Net payments for repurchase of common stock                                     (15)        (56)         (122)
  Preferred stock dividends                                                      (480)       (187)          ---
                                                                           --------------------------------------

  Net cash provided by (used in) financing activities                         (27,158)         61       (13,579)

  Change in cash and cash equivalents                                            (839)      2,865        (1,583)
  Cash and cash equivalents, beginning of year                                  4,253       1,388         2,971
                                                                           --------------------------------------

  Cash and cash equivalents, end of year                                       $3,414      $4,253        $1,388
                                                                           ======================================


See accompanying notes.

                  Travis Boats & Motors, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


1.   Basis of Presentation

Controlling Shareholder

     As of January 7, 2003, TMRC, LLP, ("Tracker"), pursuant to certain agreements for assistance in financing and other matters (the "Agreements") has assumed effective control of the Company. Tracker and affiliated entities have operations in marine and outdoor lifestyle retail and manufacturing. Tracker is the manufacturer of various pleasure boatlines including: Tracker, Mako, Nitro, ProCraft, Fisher and numerous other popular models.

     Prior to the Agreements, pursuant to its holding 80,000 shares of Series A Preferred Stock, Tracker beneficially owned approximately 43% or 3,252,825 shares of the Company's common stock on a fully-diluted, as-converted basis. As a result of the Agreements, Tracker now has voting control of approximately 57% or 4,611,119 shares on a fully-diluted, as-converted basis. Tracker also has the right to designate four of seven members of the Company's Board of Directors. Tracker currently has two representatives on the Board of Directors pursuant to Tracker's ownership of 80,000 shares of the Company's Series A Preferred Stock, and has not yet designated two additional representatives.

     In fiscal 2003 we purchased approximately $10.9 million or 15.6% of our inventory from Tracker.

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

Accounts Receivable and Allowance for Doubtful Accounts

     Accounts receivable potentially expose the Company to concentrations of credit risk, as defined by the Statement of Financial Accounting Standards No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk.

     Accounts receivables consist primarily of amounts due from financial institutions upon sales contract funding, amounts due from manufacturers or vendors under rebate programs, amounts due from manufacturers or vendors under warranty programs and amounts due from customers for services. The Company routinely evaluates the collectibility of accounts receivable focusing on amounts due from manufacturers, vendors and customers. If events occur and market conditions change, causing collectibility of outstanding accounts receivable to become unlikely, the Company records an increase to its allowance for doubtful accounts. The Company evaluates the probability of collection of outstanding accounts receivable based on several factors which include but are not limited to the following: 1) age of the outstanding accounts receivable, 2) financial condition of the manufacturer, vendor or customer, and 3) discussions or correspondence with the manufacturer, vendor or customer. The Company determines the allowance for doubtful accounts based upon both specific identification and a general allowance for accounts outstanding for a specified period of time. The Company does not require or obtain collateral on its accounts receivable.

     The accounts receivable balances consisted of the following (in thousands):

                                                    September 30,
                                                  2003          2002
                                             -----------------------------

Trade receivables                                   $ 3,119       $ 4,712
Amounts due from manufacturers/vendors                4,065         6,377
Other receivables                                       571           650
Allowance for doubtful accounts                      (2,100)       (2,058)
                                             -----------------------------
                                                     $5,655        $9,681
                                             =============================

Activity in the Company's allowance for doubtful accounts is as follows (in thousands):



Balance at September 30, 2000                                              $278
                                                                   -------------
     Additions charged to costs and expenses                                479
     Write-offs of uncollectible accounts                                  (230)

--------------------------------------------------------------------------------

Balance at September 30, 2001                                               527
                                                                   -------------
     Additions charged to costs and expenses                              2,030
     Write-offs of uncollectible accounts                                  (499)

--------------------------------------------------------------------------------

Balance at September 30, 2002                                             2,058
                                                                   -------------
     Additions charged to costs and expenses                              1,301
     Write-offs of uncollectible accounts                                (1,259)

                                                                   -------------
Balance at September 30, 2003                                            $2,100
                                                                   =============


Inventories

     Inventories consist of boats, motors, trailers and related watersport parts and accessories. Inventories are carried at the lower of cost or market. Cost for boats, motors and trailers is determined using the specific identification method. Cost for parts and accessories is determined using the first-in, first-out method. If the carrying amount of inventory exceeds its fair value, such inventory is written down to its fair value. The Company utilizes historical experience and current sales trends as the basis for its lower of cost or market analysis. Changes in market conditions, lower than expected customer demand, closing of additional store locations and changing technology or features could result in additional obsolete inventory that is unsaleable or only saleable at reduced prices, which could require additional inventory reserve provisions.

     Additional events and market conditions include but are not limited to the following: 1) deteriorating financial condition of the manufacturer resulting in discontinuance and lack of manufacturer's warranty for certain boats, motors or other products, 2) introduction of new models or product lines by manufacturers resulting in less demand for previous models or product lines, 3) Company initiatives to promote unit sales and reduce inventory levels for new and/or used inventory by reducing sales prices, and 4) Competing boat retailers in various markets in which the Company operates may offer sales incentives such as price reductions.

Inventories consisted of the following (in thousands):

                                                                    September 30,
                                                              2003                 2002
                                                          -------------       ---------------

New boats, motors and trailers                                 $23,227               $47,120

Used boats, motors and trailers                                  2,892                 5,071

Parts, accessories and other                                     5,405                 6,179

Valuation allowance                                               (554)               (1,413)
                                                          -------------       ---------------

                                                               $30,970               $56,957
                                                          =============       ===============


Activity in the Company's inventory valuation allowance is as follows (in thousands):

Balance at September 30, 2000                                              $417
                                                                   -------------
     Additions charged to costs and expenses                                155
     Inventory write-offs                                                   (88)

Balance at September 30, 2001                                               484
                                                                   -------------
     Additions charged to costs and expenses                                956
     Inventory write-offs                                                   (27)

Balance at September 30, 2002                                             1,413
                                                                   -------------
     Additions charged to costs and expenses                                189
     Reduction of reserve due to inventory sold                          (1,048)
                                                                   -------------
Balance at September 30, 2003                                              $554
                                                                   =============


Property and Equipment

     Property and equipment are stated at cost. Provisions for depreciation are determined using the straight-line method. The Company uses estimated useful lives of 5 - 20 years for buildings and improvements and 5 - 10 years for furniture, fixtures and equipment.

     In September 2003, the Company consummated the sale and concurrent leaseback ("sale/leasebacks") of the land and buildings of two of its store locations. The properties were sold at a collective sales price of approximately $3.3 million and leased back by the Company pursuant to long term operating leases. The gain of approximately $1.1 million resulting from the sale of the properties has been classified as a Deferred Gain and will be amortized ratably over the lease period which is approximately 10 years.

Income Taxes

     In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, deferred income taxes are provided for temporary differences between the basis of assets and liabilities for financial reporting purposes and for income tax return purposes. The Company routinely evaluates its recorded deferred tax assets to determine whether it is more likely than not that such deferred tax assets will be realized. During the quarter ended September 30, 2002, the Company determined that for deferred tax assets that could not be realized by carryback to prior tax years it was more likely than not that such deferred tax assets would not be realized and accordingly a full valuation allowance has been recorded for these deferred tax assets since that time.

Impairment of Long-lived Assets

     Long-lived   assets  consist   primarily  of  property  and  equipment  and
intangible assets. Property and equipment and other intangible assets are carried on the Company's financial statements based on their cost less accumulated depreciation or amortization. The Company evaluates property and equipment and other intangible assets held and used by the Company for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying amounts. Impairment, if any, is measured as the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows of those assets and is recorded in the period in which the determination is made.

Goodwill and Identifiable Intangible Assets

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

Significant Suppliers

     The Company has historically purchased substantially all of its new outboard motors for use on its Travis Edition boat packages from a limited group of manufacturers. During the 2003, 2002 and 2001 fiscal years this included outboard motors purchased from American Suzuki Motor Corporation and Brunswick Corporation.

     Approximately 25%, 36% and 42% of the Company's net purchases in fiscal 2003, 2002 and 2001, respectively, were manufactured by boat suppliers owned by Genmar Holdings.

     Approximately 16% of the Company's net purchases in fiscal 2003 were from Tracker. (See Note 1 - Basis of Presentation)

Advertising Costs

     Advertising   costs  are  expensed  as  incurred  and  were   approximately
$1,494,000, 1,435,000 and $2,295,000 during the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

Stock Based Compensation

     The Company accounts for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The Company makes disclosures regarding employee stock-based compensation using the fair value method in accordance with Statement of Financial Accounting
Standards ("Statement") 123, Accounting for Stock-Based Compensation. The Company has calculated the fair value of options granted in these periods using the Black-Scholes option-pricing model and has determined the pro forma impact on net loss.

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based compensation for all periods presented (in thousands, except per share data)

                                                                          Year Ended September 30,
                                                                         2003         2002        2001
                                                                    --------------------------------------

Net loss attributable to common shareholders as
     Reported (000's)                                                 $ (9,379)   $ (16,979)    $ (3,281)
Add: Total stock based employee compensation
     expense included in the determination of net
     loss as reported, net of related tax effects                          ---          ---          ---
Less: Total stock based employee compensation
     expense determined under the fair value
     methods for all awards, net of related tax effects                   (158)        (315)    $   (179)
                                                                    --------------------------------------

Proforma net loss attributable to common shareholders                 $ (9,537)   $ (17,294)    $ (3,460)
                                                                    --------------------------------------

Basic and Diluted Loss Per Share
Reported net loss per share attributable to common
     shareholders                                                     $  (2.17)   $   (3.91)    $   (.75)
Proforma net loss per share attributable to common
     shareholders                                                     $  (2.21)   $   (3.98)    $   (.79)


The compensation expense associated with the fair value of the options calculated in 2003, 2002 and 2001 is not necessarily representative of the potential effects on reported net income/(loss) in future years.

Reclassifications

     Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform with the classifications in the 2003 financial statements with no effect on previously reported net loss or stockholders' equity.

New Accounting Standards

     In November 2002, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. EITF 02-16 establishes the accounting standards for the recognition and measurement of cash consideration paid by a vendor to a reseller. EITF 02-16 is effective for interim period financial statements beginning after December 15, 2002, with early adoption permitted. There was no material impact from the adoption of this Statement on January 1, 2003.

     In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Management does not expect the adoption of EITF 00-21 to have a material impact on the Company's financial position, results of operations or cash flows.

     In December 2002, the FASB issued Statement 148, Accounting for Stock-Based Compensation, Transition and Disclosure. Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Statement 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, Statement 148 requires disclosure of the pro forma effect in interim financial statements. The Company adopted the annual disclosure requirements of Statement 148, which are effective for fiscal years ending after December 15, 2002 and elected to continue to account for employee stock options under APB No. 25. The interim disclosure requirements are effective for interim periods commencing after December 15, 2002. The adoption of this standard had no effect on the Company's financial position, results of operations or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect adoption of FIN 46 to have a material impact on our financial position, results of operations or cash flows.

     In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 requires that certain financial instruments that are settled in cash, including certain types of mandatorily redeemable securities, be classified as liabilities rather than as equity or temporary equity. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. Management does not expect the adoption of Statement 150 to have a material effect on the Company's financial position, results of operations or cash flows.

3.   Loss Per Share

                                                                                  Year ended September 30,
                                                                               2003          2002        2001
                                                                           --------------------------------------
                                                                           (in thousands, except per share data)

Numerator:
     Net loss before cumulative effect of accounting
       change and preferred stock dividends.............................     $ (8,899)    $ (10,264)   $ (3,281)
     Cumulative effect of accounting change, net of tax.................           --        (6,528)         --
     Preferred stock dividends..........................................         (480)         (187)         --
                                                                          ------------ ------------- -------------
     Net loss attributable to common shareholders.......................     $ (9,379)    $ (16,979)   $ (3,281)
                                                                          ============ ============= =============

Weighted average basic and diluted common shares
     outstanding........................................................        4,320         4,345       4,375
                                                                          ============ ============= =============

Basic and Diluted loss per share before cumulative effect
     of accounting change and preferred stock dividends.................     $  (2.05)    $   (2.36)   $   (.75)
     Cumulative effect of accounting change, net of tax.................           --         (1.50)         --
     Preferred stock dividends..........................................         (.12)         (.05)         --
                                                                          ------------ ------------- -------------
Basic and Diluted loss per share attributable to
     common shareholders................................................     $  (2.17)    $   (3.91)   $   (.75)
                                                                          ============ ============= =============


     Options to purchase the following shares of common stock were excluded from the computation of diluted EPS for the years ended September 30, 2003, 2002 and 2001 as such shares would be anti-dilutive since the exercise price of the options was greater than the average market price of the Company's common stock during the respective fiscal year.

       Fiscal Year         Excluded Options            Weighted Average       Weighted Average Contractual
                                                       Exercises Prices              Life in Years
-------------------------- ------------------------ ------------------------ -------------------------------
          2003                      61,100                  $ 6.47                        6.59
          2002                     311,298                  $ 5.14                        6.09
          2001                     404,964                  $ 6.80                        6.67


The Company also has excluded the inclusion of 528,584 shares of common stock subject to issuance pursuant to $1.3 million in outstanding convertible subordinated notes and 3,252,826 shares of common stock subject to issuance pursuant to 80,000 shares of Series A Preferred Stock. For the fiscal year ended September 30, 2003, the conversion price of approximately $2.46 per share of both issuances exceeded the Company's average market price of its common stock.

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

     In accordance with SFAS 142, the Company completed goodwill impairment tests as required. The tests involved the use of estimates related to the fair value of the business with which the goodwill is associated. As a result of the transitional impairment test, which considered factors including the significant negative industry and economic trends impacting current operations and the Company's market capitalization relative to its net book value, the Company recorded a non-cash, after tax charge of $6.5 million (charge of $8.8 million less tax effect of $2.3 million) as a cumulative effect of accounting change as of October 1, 2001. The non-cash, after tax charge resulted in the elimination of the entire goodwill balance from the Company's balance sheet.

     Net loss and loss per basic and diluted share for the fiscal years ended September 30, 2003, 2002 and 2001 adjusted to exclude amortization expense of goodwill (net of income taxes) is as follows (in thousands):

                                                                        Fiscal Year  Ended
                                                                           September 30,
                                                                 2003          2002           2001
                                                             -----------    ----------     ----------

Net loss attributable to common shareholders.............     $  (9,379)     $ (16,979)      $ (3,281)
Cumulative effect of accounting change, net..............           --           6,528            --
Goodwill amortization, net...............................           --             --             259
                                                             -----------    -----------     ----------
Adjusted net loss attributable to common shareholders....     $  (9,379)     $ (10,451)      $ (3,022)
                                                             ===========    ===========     ==========

Loss per share
   Basic and Diluted:
Reported net loss attributable to common shareholders....     $   (2.17)     $   (3.91)      $  (0.75)
   Cumulative effect of accounting change................           --            1.50            --
   Goodwill amortization, net of tax.....................           --             --            0.06
                                                             -----------    -----------     ----------
Adjusted net loss attributable to common shareholders....     $   (2.17)     $   (2.41)      $  (0.69)
                                                             ===========    ===========     ==========


     In addition, the intangible asset established for non-compete agreements remains subject to amortization in accordance with SFAS 141. The gross carrying amount related to non-compete agreements was $3,210,000 while the associated accumulated amortization balance at September 30, 2003, 2002 and 2001, respectively, was $2,479,000, 2,061,000 and $1,603,000, respectively. The aggregate amortization expense on non-compete agreements was $418,000, $464,000 and $410,000 for the fiscal years ended September 30, 2003, 2002 and 2001, respectively. Estimated amortization expense for the next four fiscal years is approximately $385,000 in 2004; $235,000 in 2005, $111,000 in 2006 and $0 in
2007.

5.   Notes Payable and Other Short-Term Obligations

     We finance substantially all of our inventory pursuant to borrowing agreements with two commercial finance companies -- Transamerica Commercial Finance Corporation ("TCFC") and GE Commercial Distribution Finance Corporation ("GE") (formerly known as Deutsche Financial Services Corporation ("DFS")). The agreements contain substantially similar terms and financial covenants. As of September 30, 2003, the maximum aggregate borrowing availability was limited to a maximum credit limit of $55.5 million at various prime based or LIBOR based interest rates (varying from 4.12% to 4.75%) and approximately $28.7 million was outstanding. The borrowing agreements are primarily for the purchase of inventories and do not provide available amounts for general working capital requirements. Based on the terms of the borrowing agreements we could request for the lenders to advance funds to manufacturers for additional inventory purchases up to the remaining available credit limit. As we purchase inventory, we authorize our lenders to remit payment directly to the manufacturers pursuant to our borrowing agreements. Substantially all inventory, accounts receivable, furniture, fixtures, equipment, real estate (junior liens) and intangible assets collateralize these borrowing agreements. The terms of the borrowing agreements also provide for fees for administrative monitoring and for any unused portions of available credit. Also, various manufacturers provide us or our lenders with interest expense assistance under the inventory borrowing agreements in order to subsidize the carrying cost of inventory. Accordingly, no interest expense is recorded during portions of the year (generally August through May) for certain limited borrowings under these agreements. Discontinuance of these agreements could result in an increase to interest expense. Acquisitions, the payment of common stock dividends or repurchases of our common stock are also substantially limited without prior consent.

     The borrowing agreements, which originated in fiscal 2000, expired during fiscal 2003 and were subsequently renewed through October 15, 2003 pending each lender's review of our request for a 12 month renewal term. As of the date of this Report on Form 10-K, we have been notified by each lender that our request has been reviewed and subject to appropriate documentation our new expiration date will be in October 2004. The renewed borrowing agreements are expected to include loan agreements containing various loan covenants and borrowing restrictions, including, but not limited to, minimum financial ratios governing net worth, inventory turn, accounts receivable turn and percentage levels of operating expenses. (See Note 13 - "Subsequent Events" in the consolidated audited financial statements of the Company and notes thereto included elsewhere in this Report on Form 10-K).

5.   Notes Payable and Other Short-Term Obligations (continued)

     The weighted average interest rate on the borrowing arrangements and the floor plan payables outstanding as of September 30, 2003 and 2002 was 4.4% and 4.9%, respectively.

     Notes payable and other short-term obligations consist of the following (in thousands, except per share amounts and payment amount/terms in Summary Data):

                                                                                   September 30,
                                                                                 2003        2002
                                                                              ----------- -----------

Short term notes payable to commercial  finance  companies  under revolving and floor plan line of credit agreements with interest
ranging from 0% to the rate of 4.82% with maturity at October 2003.             $ 28,658    $ 50,949

Notes payable (see summary data below)                                             7,614      11,986
                                                                              ----------- -----------
Total notes payable and other short-term obligations                              36,272      62,935
                                                                              ----------- -----------
Less revolving and floor plan credit agreements                                  (28,658)    (50,949)
Less real estate notes with balloon payments                                      (4,412)       (529)
Less real estate notes classified as current                                        ----      (6,436)
Less current portion of notes payable                                               (311)       (496)
                                                                              ----------- -----------
                                                                                 (33,381)    (58,410)
                                                                              ----------- -----------
Total notes payable, less current portion                                       $  2,891    $  4,525
                                                                              =========== ===========

Notes Payable Summary Data
Mortgage notes payable to various banks,  organizations and individuals secured by deeds of trust  with  interest  ranging  from 6.0% to 12.0%, due in  monthly principal and interest installments ranging from $1,899
to $52,000, maturing beginning in December 2003.                                $  6,029    $ 10,160

Notes payable to various banks,  finance companies and a corporation secured by certain  vehicles,  equipment and leasehold  improvements with interest ranging from 3.99% to 11.0%, due in monthly principal and interest
installments ranging from $209 to $3,106, maturing beginning in June 2004.           207         304

Acquisition  related notes payable to individuals and corporations with interest ranging from 7.5% to 8.75%, due in monthly  principal and interest installments ranging from $2,587 to $12,770, maturing beginning in April
2005.  These notes are unsecured.                                                     78         222

Convertible notes payable in varying amounts to certain officers,  directors and other  individuals with interest rates of 10.75%,  fixed.  Payments are interest only until maturity in  December 2004.  The notes are subordinated in substantially  all respects to the commercial finance companies providing the Company's revolving and floor plan financing. At any time prior to maturity, the notes may be converted into the Company's common stock at a
conversion price of $2.4594 per share.                                             1,300       1,300
                                                                              ----------- -----------
Total notes payable                                                             $  7,614    $ 11,986
                                                                              =========== ===========



5.   Notes Payable and Other Short-Term Obligations (continued)

     At September 30, 2003 and 2002, approximately 80.6% and 89.6% respectively of the Company's notes payable and other short-term obligations bear interest at variable rates, generally tied to a reference rate such as the prime rate of interest of certain banks. Accordingly, the Company believes that the carrying amount of the notes payables and other short term obligations approximates their fair value.

     Interest paid approximates interest expense during 2003, 2002 and 2001.

     Aggregate annual maturities required on notes payable at September 30, 2003 are as follows (in thousands):

Year Ending September 30
---------------------------------------
2004                                              $4,723 (1)
2005                                               1,579
2006                                                 686
2007                                                 419
2008                                                  80
Thereafter                                           127

                                        -------------------
                                                  $7,614
                                        ===================

(1) Includes a $3.7 million real estate loan with a maturity of December 31, 2003, that subsequent to September 30, 2003 was refinanced on a 3 year promissory note with another lender. (see Note 13 - "Subsequent Events")

6.   Fee on Repayment of Subordinated Debt

     The Company recorded an expense of $206,000, on the June 10, 2002 repayment of the $3.0 million convertible subordinated promissory note originally issued on December 14, 2001 (see Note 9). This expense was the result of a 5% prepayment fee paid on the outstanding principal balance of $3.0 million, plus the expensing of the legal and consulting fees that were attributable to the $3.0 million note.

     In April 2002, the FASB issued SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). The new statement provides new guidance for debt extinguishment transactions that are part of an entity's recurring operations. SFAS 145 is effective for fiscal years beginning after May 15, 2002. As a result, the Company reclassified the debt extinguishment transactions from extraordinary items. These costs are now included within other income/expense in the statement of operations with the tax benefit adjusted to reflect the reclassification.

7.   Leases

     The Company leases various retail  facilities,  dock space,  vehicles,  and
computer  software  under  third  party  operating  leases.   Rent  expense  was
approximately $3,241,000 in 2003, $3,441,000 in 2002 and $3,841,000 in 2001.

     Future minimum payments under non-cancelable operating leases at September 30, 2003 are as follows for each of the years ending September 30 (in thousands):

                  Year Ending September 30
                  -------------------------------
                  2004                                           $2,781
                  2005                                            2,262
                  2006                                            1,835
                  2007                                            1,290
                  2008                                              815
                  Thereafter                                      2,148

     Generally, the leases for facilities provide for renewals for various periods at stipulated rates.

8.   Income Taxes

                                                                                Tax year ended December 31,
                                                                                2003          2002        2001
                                                                           --------------------------------------
                                                                           (in thousands)

Current expense/(benefit)
    Federal............................................................     $ (0,000)     $  (1,087)   $ (1,100)
    State..............................................................           --            (96)       (129)
                                                                          ------------ ------------- -------------
Total current expense/(benefit)........................................     $ (0,000)     $  (1,183)   $ (1,229)
                                                                          ============ ============= =============

Deferred expense/(benefit)
    Federal............................................................     $  (0.00)     $     547    $   (320)
    State..............................................................           --             48          --
                                                                          ------------ ------------- -------------
Total provision/(benefit) for income taxes.............................     $  (0.00)     $    (588)   $ (1,549)
                                                                          ============ ============= =============


The Company's provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before taxes due to the following:

                                                                                 Year ended September 30,
                                                                               2003          2002        2001
                                                                            --------------------------------------
                                                                            (in thousands)
   Federal statutory rate..............................................       $ (0,000)    $ (5,909)   $ (1,642)
   State taxes, net of federal benefit.................................            --          (454)       (129)
   Other...............................................................            --         1,176         222
   Valuation allowance.................................................            --         4,599         ---
                                                                          ------------ ------------- -------------
                                                                              $ (0,000)    $   (588)   $ (1,549)
                                                                          ============ ============= =============


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes are as follows (in thousands):

                                                                    September 30,
                                                                2003          2002
                                                           -----------------------------
Deferred tax assets:
   Book over tax depreciation/amortization                    $ 000          $3,582
   Reserve and allowances                                       000           1,017
                                                           -----------------------------
Net deferred tax assets                                         000           4,599
Valuation allowance for net deferred tax assets                (000)         (4,599)
                                                           -----------------------------
   Net deferred taxes                                         $ ---          $  ---
                                                           =============================

The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets against future taxable income. The valuation allowance increased by approximately $___ and $4.6 million during the fiscal years ended September 30, 2003 and 2002, respectively.

Income  taxes   received   were   approximately   ($  000),   ($1,500,000)   and
($1,200,000)in the fiscal years ended September 30, 2003, 2002, and 2001, respectively.

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

Total option activity for the years ended September 30, 2003, 2002 and 2001:

                                           Number of Shares     Range of Exercise Prices   Wtd Avg Exercise Price
                                         -------------------- -------------------------- ---------------------------
Outstanding at September 30, 2000                    391,131           $3.8125 - $22.50            $ 9.20
                                         --------------------
     Granted                                          82,333           $2.70 - $4.00               $ 3.07
     Exercised                                           ---                  ---                     ---
     Forfeited/Cancelled                             (68,500)          $4.00 - $22.50              $16.00

Outstanding at September 30, 2001                    404,964           $2.70 - $22.375             $ 6.80
                                         --------------------
     Granted                                          40,000           $2.45 - $2.50               $ 2.49
     Exercised                                           ---                  ---                     ---
     Forfeited/Cancelled                            (133,666)          $2.70 - $20.00              $ 9.38

Outstanding at September 30, 2002                    311,298           $2.45 - $22.375             $ 5.14
                                         --------------------
     Granted                                             ---                  ---                     ---
     Exercised                                           ---                  ---                     ---
     Forfeited/Cancelled                            (250,198)          $2.50 - $15.00              $ 4.82
                                         --------------------
Outstanding at September 30, 2003                     61,100           $2.45 - $22.375             $ 6.47
                                         ====================

                                         --------------------
Exercisable at September 30, 2003                     47,500           $2.45 - $22.375             $ 7.27
                                         ====================

Options available for grant at
September 30, 2003                                   371,873
                                          ===================
Common stock reserved for issuance
At September 30, 2003                                432,973
                                          ===================

     The weighted-average remaining contractual life of options at September 30, 2003 and 2002 is approximately 6.59 years and 6.09 years, respectively.

Options outstanding at September 30, 2003, are comprised of the following:

                     Outstanding                                                     Exercisable
-------------------------------------------------------------------------------------------------------------
                                                           Weighted
                        Weighted         Weighted           Average
 Range of Exercise       Average          Average         Contractual         Weighted
       Prices            Options      Exercise Prices    Life in Years     Average Options   Exercise Price
--------------------- --------------- ----------------- ----------------- ----------------- -----------------

       $2.45 - $4.00          22,000             $3.17              7.93            10,400             $3.60
       $5.75 - $5.75          21,500             $5.75              6.55            21,500             $5.75
     $8.875 - $10.00          13,600             $9.08              5.12            11,600             $9.12
    $15.00 - $22.375           4,000            $19.61              4.47             4,000            $19.61
--------------------- --------------- ----------------- ----------------- ----------------- -----------------
     $2.45 - $22.375          61,100             $6.47              6.59            47,500             $7.27


     The assumptions used by the Company to determine the pro forma information regarding net loss and loss per share required by Statement No. 123 are as follows using the Black-Scholes model:

                                             Year Ended September 30,
                                         2003          2002          2001
                                    --------------------------------------------
                                    --------------------------------------------

Risk-free interest rate                      3.00%         3.00%          3.00%
Dividend yield                                  0%            0%             0%
Expected life                              5 years       5 years        5 years
Volatility                                   94.7%         67.7%          65.2%


10.  Common Stock Repurchase Program

     During fiscal 2000, the Company established a program to repurchase outstanding shares of its common stock in the open market from time to time. The Company has made purchases of its common stock pursuant to this program and has retired all such common shares repurchased. Repurchased shares of common stock consisted of the following:

                                               Year Ended September 30,
                                            2003         2002        2001
                                        ---------------------------------------
                                        ---------------------------------------

Shares Repurchased (000's)                         30          29           40
Total Purchase Price (000's)                      $15         $56         $122
Average Price per Share                         $0.50       $1.90        $3.07

11.  Commitments and Contingencies

     From time to time, our Company is involved in litigation relating to claims arising from its normal business operations. Currently, our Company is a defendant in several lawsuits.

     In January 2003, the Company received notice of a lawsuit filed in the U.S. Bankruptcy Court for the Northern District of Illinois on behalf of the bankruptcy estate for Outboard Marine Corporation ("OMC"). The Company has denied the allegations in this lawsuit and finds them without merit. OMC was a primary supplier of outboard engines to our Company prior to OMC's bankruptcy in December of 2000. The suit alleges that the Company received payments from OMC that were are deemed to be preferential payments under applicable bankruptcy law, and demands the repayment thereof.

     The Company, based upon review of the case and discussions with its legal counsel, believes the lawsuit to be similar to numerous filed on former OMC dealers on behalf of OMC and that it is without merit. There is no guarantee that our Company will prevail in defense of this or other lawsuits. Lawsuits resulting in a substantial unfavorable verdict or resolution for the Company could have a material adverse impact on the results of operations.

12.  Benefit Plan

     The Company has a 401(k) retirement plan which is available to all full-time employees. The Company may, in its discretion, make matching contributions into the plan. The Company did not make matching contributions to the plan in the years ended September 30, 2003, 2002 and 2001 and plan expenses during the same period were not significant.

13.  Subsequent Events

     Effective November 10, 2003, the Company entered into a new real estate loan in the amount of $5.3 million. The loan has a three year maturity. Interest payments are due monthly based upon interest at 12%, and all principal is repayable at maturity. Proceeds of the loan were used to refinance other real estate indebtedness maturing December 31, 2003 in the approximate amount of $3.7 million and the remainder will be used for transaction expenses and general working capital.

     Effective December 19, 2003, the Company consummated the sale of the land and building of its former store location in Little Rock, Arkansas for $375,000. The proceeds repaid the existing mortgage on the premises in the amount of approximately $170,000 and the remainder will be used for transaction expenses and general working capital.

     After giving effect to the aforementioned transactions; the proforma aggregate annual maturities required on notes payable at September 30, 2003 would be as follows (in thousands):

Year Ending September 30
---------------------------------------
2004                                               $ 984
2005                                               1,551
2006                                                 656
2007                                               5,687
2008                                                  44
Thereafter                                           108

                                        -------------------
                                                  $9,030
                                        ===================

     Effective by correspondence dated January 6, 2004 and January 9, 2004 the Company received notice from Transamerica Commercial Finance Corporation ("TCFC") and GE Commercial Distribution Finance Corporation ("GE") (formerly known as Deutsche Financial Services Corporation ("DFS") that the maturity of its borrowing agreements had been renewed from October 30, 2003 through October 31, 2004 subject to appropriate documentation. Pursuant to the correspondence, the borrowing agreements are in the initial combined amount of $60.0 million;

with a seasonal reduction to $42.5 million in July 2004. Documentation includes loan agreements containing various loan covenants and borrowing restrictions, including, but not limited to, minimum financial ratios governing net worth, inventory turn, accounts receivable turn and percentage levels of operating expenses.

The Company anticipates filing the amended documents of record upon the execution of the amended definitive agreements.

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

                                      Travis Boats & Motors, Inc.
Date:  January 13, 2004               By:  /s/ MARK T. WALTON
                                         -----------------------------------
                                           Mark T. Walton
                                             President



                      POWER OF ATTORNEY TO SIGN AMENDMENTS

     KNOW ALL BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Mark T. Walton his true and lawful attorney-in-fact and agent for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to the Travis Boats & Motors, Inc. Annual Report on Form 10-K for the year ending September 30, 2003, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully, to all intents and purposes, as they or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof. This Power of Attorney has been signed below by the following persons in the capacities and on the dates indicated.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                   Title                                       Date Signed

/S/ RICHARD S. BIRNBAUM                Chairman of the Board                       January 13, 2004
Richard S. Birnbaum

/s/ MARK T. WALTON                     President (Principal Executive Officer)     January 13, 2004
Mark T. Walton

/S/ MICHAEL B. PERRINE                 Chief Financial Officer, Secretary and      January 13, 2004
Michael B. Perrine                     Treasurer (Principal Financial and
                                       Accounting Officer)

/S/ KENNETH BURROUGHS                  Director                                    January 13, 2004
Kenneth Burroughs

/s/ JAMES P. KARIDES, CPA              Director                                    January 13, 2004
James P. Karides, CPA

/S/ ROBERT L. RING                     Director                                    January 13, 2004
Robert L. Ring
