Form 10-K/A
period 2003-09-30
TRAVIS BOATS & MOTORS INC
filed 2004-01-14
CIK 1012734

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

                                (Title of class)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report on Form 10-K/A or any amendment to this Report on Form 10-K/A. _____

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

     The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of March 31, 2003, (based upon the last reported price of $0.29 per share) was approximately $999,325.21 on such date.

     The number of shares of the issuer's Common Stock, par value $.01 per share, outstanding as of December 31, 2003 was 4,299,727, of which 2,880,849 shares were held by non-affiliates.

     Documents Incorporated by Reference: Portions of Registrant's Proxy or Information Statement relating to the 2004 Annual Meeting of Shareholders, have been incorporated by reference herein (Part III).

                  TRAVIS BOATS & MOTORS, INC. AND SUBSIDIARIES

                               REPORT ON FORM 10-K/A

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


NOTE THAT THIS FORM 10-K/A HAS BEEN FILED TO REPLACE IN ITS ENTIRETY THE FORM 10-K PREVIOUSLY FILED ON JANUARY 13, 2004. THIS FORM 10-K/A INCLUDES CHANGES TO THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AND CONTAINS EXHIBITS NOT PREVIOUSLY SUBMITTED.

                                  Risk Factors

     Some of the information in this Report on Form 10-K/A contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate", and "continue" or similar words. You should read statements that contain these words carefully because they (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other "forward-looking" information. We believe it is important to communicate our expectations to people that may be interested. However, unexpected events may arise in the future that we are not able to predict or control. The risk factors that we describe in this section, as well as any other cautionary language in this Report on Form 10-K/A, give examples of the types of uncertainties that may cause our actual performance to differ materially from the expectations we describe in our forward-looking statements. You should know that if the events described in this section and elsewhere in this Report on Form 10-K/A occur, they could have a material adverse effect on our business, operating results and financial condition.

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

     We Have Reduced our Store Count by Closing Store Locations. We have closed a total of 7 store locations in fiscal 2003 and 2002 because the store locations had low sales volumes, were not profitable to operate, and had a minimal chance of future profits. We may close additional store locations (i) that are not profitable, (ii) that are not able to reach our desired level of sales or profits, or (iii) to reduce our cash expenditures. Inventory from closed store locations is transferred to other nearby stores that we operate. The expenses of transferring and disposing of the inventory and other assets from closed store locations is an additional expense to us and may lead to a material adverse effect on our business, our operating results and our financial condition.

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

     The Company may, from time to time, request additional financing assistance from Tracker. There is no assurance that Tracker will grant such assistance. This may require us to seek additional equity capitalization, borrowings or other alternate sources of financing. Our inability to obtain such financing assistance, if necessary, could have a material adverse effect upon our business, our operating results and financial condition.

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

                                     PART I

Some of the information in this Report on Form 10-K/A, including statements in "Item 1. Business", and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "anticipate",
"believe", "estimate", and "continue" or similar words. You should read statements that contain these words carefully because they (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; (3) state other "forward-looking" information. We believe it is important to communicate our expectations to people that may be interested. However, unexpected events may arise in the future that we are not able to predict or control. Among the factors that could cause actual results to differ materially are: general economic conditions, competition and government regulations, as well as the risks and uncertainties discussed in this Report on Form 10-K/A, and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements. All forward-looking statements in this Report on Form 10-K/A are expressly qualified in their entirety by the cautionary statements in this paragraph.

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

Item 6.  Selected Financial Data

     The following selected consolidated financial information should be read in conjunction with and is qualified in its entirety by reference to the consolidated financial statements of the Company and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Report on Form 10-K/A:

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

(5) Included in the current liabilities, which reduce working capital, are balloon payments due pursuant to the terms of two real estate loans, with one payment of approximately $577,000 due in December, 2001 and one payment of $584,000 due in January, 2002. These loans were refinanced during fiscal 2002.
(6) Included in the current liabilities, which reduce working capital, are balloon payments due pursuant to the terms of a real estate loan, with a payment of approximately $529,000 due in January, 2003 and approximately $6.4 million in real estate loans with a single lender that in December 2002 were in default of certain financial covenants.
(7) Included in the current liabilities, which reduce working capital, are balloon payments due pursuant to the terms of two real estate loans, with one payment of approximately $3.7 million due in December, 2003 (see Note 13 - "Subsequent Events" in the consolidated audited financial statements of the Company and notes thereto included elsewhere in this Report on Form 10-K/A) and one payment of $698,000 due in June, 2004.

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

Other

     For a more comprehensive list of our accounting policies, including those which involve varying degrees of judgment, see Note 1. "Summary of Significant Accounting Policies" in the consolidated audited financial statements of the Company and notes thereto included elsewhere in this Report on Form 10-K/A.

Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements of our Company and the notes thereto included elsewhere in this Report on Form 10-K/A. The discussion in this section of this Report on Form 10-K/A contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, those discussed in "Risk Factors" and those discussed elsewhere in this Report on Form 10-K/A.

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

     Net loss. For the fiscal year ended September 30, 2003, the Company, after preferred stock dividends of $480,000, reported a net loss of $9.4 million ($2.17 per basic and diluted share) compared to a net loss for the prior 2002 fiscal year of $10.3 million ($2.41 per basic and diluted share), after preferred stock dividends of $187,000; but prior to the effect of the cumulative accounting change. (See Note 1 - "Basis of Presentation" in the consolidated audited financial statements of the Company and notes thereto included elsewhere in this Report on Form 10-K/A).

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

     Net loss. For the fiscal year ended September 30, 2002, the Company, after preferred stock dividends of $187,000, reported a net loss (prior to the effect of the cumulative accounting change) of $10.3 million ($2.41 per basic and diluted share) compared to a net loss of $3.3 million ($.75 per basic and diluted share) for the prior 2001 fiscal year. (See Note 1 - "Basis of Presentation" in the consolidated audited financial statements of the Company and notes thereto included elsewhere in this Report on Form 10-K/A).

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
                                     ============== ============= ============== ============ ============

     (1) Our inventory borrowing agreements matured in October 2003. (see Note 13 "Subsequent Events" included in the consolidated audited financial statements of the Company and Notes thereto included elsewhere in this Report on Form 10-K/A)

     (2) Includes a $3.7 million real estate loan with a maturity of December 31, 2003, that subsequent to September 30, 2003 was refinanced on a 3 year promissory note with another lender. (see Note 13 "Subsequent Events" included in the consolidated audited financial statements of the Company and Notes thereto included elsewhere in this Report on Form 10-K/A)

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

     At September 30, 2003, we had approximately $3.4 million in cash, $5.7 million in accounts receivable (primarily contracts in transit from sales, manufacturer rebates receivable and other amounts due from manufacturers) and $31.0 million in inventories. Contracts in transit are amounts receivable from a customer or a customer's financial institution related to that customer's purchase of a boat. These asset balances were offset by approximately $4.3 million of accounts payable and accrued liabilities, $28.7 million outstanding under our borrowing agreements and $4.7 million in short-term indebtedness including (i) current maturities of notes payable of $311,000 and (ii) real estate loans in the amount of approximately $4.4 million with balloon payments due at maturity in December 2003 (see Note 13 "Subsequent Events" included in the consolidated audited financial statements of the Company and Notes thereto included elsewhere in this Report on Form 10-K/A) and June 2004.

     As of September 30, 2003, the aggregate maximum borrowing limits under our borrowing agreements was $55.5 million. (see Note 13 - "Subsequent Events" in the consolidated audited financial statements of the Company and notes thereto included elsewhere in this Report on Form 10-K/A).

     At September 30, 2003, we had working capital of approximately $3.2 million. Working capital, as of that date, was reduced by our net loss and the aforementioned $4.4 million in real estate loans with balloon payments due at maturity in December 2003 (see Note 13 - "Subsequent Events" in the consolidated audited financial statements of the Company and notes thereto included elsewhere in this Report on Form 10-K/A) and June 2004, classified as current liabilities.

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

     The borrowing agreements, which originated in fiscal 2000, expired during fiscal 2003 and were subsequently renewed through October 15, 2003 pending each lender's review of our request for a 12 month renewal term. As of the date of this Report on Form 10-K/A, we have been notified by each lender that our request has been reviewed and subject to appropriate documentation our new expiration date will be in October 2004. The renewed borrowing agreements are expected to include loan agreements containing various loan covenants and borrowing restrictions, including, but not limited to, minimum financial ratios governing net worth, inventory turn, accounts receivable turn and percentage levels of operating expenses. (See Note 13 - "Subsequent Events" in the consolidated audited financial statements of the Company and notes thereto included elsewhere in this Report on Form 10-K/A).

     As of the date of this report on Form 10-K/A, management believes the Company to be in compliance with all terms and conditions of its borrowing agreements.

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

     Based upon management's fiscal 2004 operating plan, including the (i) the detailed review and assessment of labor requirements and operating policies and procedures we implemented to significantly reduce operating expenses for corporate and store overhead, (ii) revenue opportunities based on the review and benchmarking of all stores in the areas of parts, service and finance to leverage the best practices and achievements of our top producing stores, (iii) improvement in inventory days on hand, turns and assortments, (iv) the sale/leaseback or refinancing of certain assets and (v) the borrowing agreements, management believes that there is sufficient liquidity and resources to fund fiscal year 2004 operations in the ordinary course of our operations. However, our auditors have issued an opinion referencing "going concern" limitations based on our operating losses and the matured status of our borrowing agreements which as of the date of this Report on Form 10-K/A are pending renewal (see Notes 1 and 13 in the consolidated audited financial statements of the Company and notes thereto included elsewhere in this Report on Form 10-K/A). Further, material shortfalls or variances from anticipated performance or the timing of certain expenses or revenues could result in an adverse impact on our business, financial condition and results of operations requiring us to seek additional equity capitalization, borrowings or other alternate sources of financing. (See Risk Factors "Execution of Business Plans" and "Change of Control").

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

                                    PART IV

Item 14. Controls and Procedures

     Within the 90 days prior to the date of filing this Form 10-K/A, the Company performed an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

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

10.1--Loan and Security  Agreement  dated November __, 2003, by and among Travis
     Boats & Motors, Inc., its subsidiaries and Kennedy Funding, Inc., as agent for the lenders named therein (filed herewith).

10.2--Promissory  Note dated  November  10,  2003,  executed  by Travis  Boats &
     Motors, Inc. and its subsidiaries, payable to Kennedy Funding, Inc. and Angloamerican Servicing, LLC (filed herewith).

10.3--Deed of Trust,  Assignment  of Rents,  Security  Agreement  and  Financing
     Statement dated November 10, 2003, from Travis Boats & Motors, Inc. to Ronald Dold, trustee for Kennedy Funding, Inc., as agent (filed herewith).

10.4--Subordination  Agreement  dated  December __, 2003,  between  Transamerica
     Commercial Finance Corporation, as agent, and Kennedy Funding, Inc. and Anglo Financial Servicing, LLC (filed herewith).

10.5--Subordination  Agreement  dated  December __, 2003,  between  Transamerica
     Commercial Finance Corporation, as agent, and Kennedy Funding, Inc. and Anglo Financial Servicing, LLC (filed herewith).

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

10.52--TBC  Management  Ltd. Part I Amendment to Employment  Agreement with Mark
     T. Walton.(4)

10.54--TBC  Management  Ltd.  Part I  Amendment  to  Employment  Agreement  with
     Michael B. Perrine.(4)

10.57--Amended and Restated Loan and Security  Agreement  between Travis Boats &
     Motors, Inc. and Deutsche Financial Services Corporation, dated as of December 10, 2001.(9)

10.58--Amendment  No.  2 to  Travis  Boats &  Motors,  Inc.  Loan  and  Security
     Agreement by and between the Company and Transamerica Commercial Finance Corporation, dated as of December 14, 2001.(9)

10.62--Subordination  Agreement - Travis Boats & Motors,  Inc.  Indebtedness  to
     Shareholder Purchasers by and between those parties (Re: Transamerica Commercial Finance Corporation), dated as of December 14, 2001.(9)

10.63--Subordination  Agreement - Travis Boats & Motors,  Inc.  Indebtedness  to
     Shareholder Purchasers by and between those parties (Re: Deutsche Financial Services Corporation), dated as of December 14, 2001.(9)

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

(9) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on December 31, 2001 (File No. 000-20757).

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


                              /s/ Ernst & Young LLP

Austin, Texas

November 21, 2003, except for Notes 1 and 13 as to which the date is January 12, 2004

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

                  Travis Boats & Motors, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


1.   Basis of Presentation

Management's Plans

     Travis Boats & Motors, Inc. (the "Company") finances substantially all of its inventory and working capital requirements pursuant to inventory borrowing agreements with two commercial finance companies. The agreements matured in October, 2003. The Company requested renewal of the agreements and in January of 2004, received notice from its lenders that the agreements had been approved to be extended through October of 2004 pending re-documentation and no defaults or material adverse changes prior thereto (see Note 13 - Subsequent Events). In fiscal 2001 - 2003, the Company has incurred operating losses. The incurred operating losses and the matured inventory borrowing agreements raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

     The Company believes that its relationships with the two commercial finance companies are good and that it will successfully complete and execute long-term inventory borrowing agreements that will provide financing amounts that are sufficient for the Company's planned level of operations and with terms and conditions that are acceptable to the Company. However there can be no assurance that such agreements will be completed or if completed that such will have terms acceptable to the Company.

     The Company presented a plan to its lenders in fiscal 2003 that outlined initiatives to (i) eliminate, or in the alternative, materially reduce the operating losses experienced during the past several fiscal years, and (ii) to allow the Company to generate additional cash reserves. A key component of this plan has been substantial collaberative interaction between management, its lenders and key vendors to understand and develop business processes to enhance operations, improve inventory quality and assortments and generate additional cash flows from operations. The plan strategy included an aggressive acceleration of the sell-through of prior year and discontinued inventory with the expected result being a short-term adverse effect on average retail prices and gross profits, offset by a significant improvement in working capital under its inventory borrowing base requirements.

     A second major component of the plan strategy included a detailed review and assessment of labor requirements and operating policies and procedures. Based upon this review, the Company implemented initiatives to significantly reduce operating expenses for corporate and store overhead. The strategy also contains initiatives in merchandising and several revenue enhancement opportunities. The merchandising strategy identifies initiatives focusing on inventory turn improvement, product mix refinement and seasonal sales velocity by product category. Revenue opportunities include the review and benchmarking of all stores in the areas of parts, service and finance to leverage the best practices and achievements of the Company's top producing stores.

     Accordingly, the plan is an integral component in eliminating the net losses and in negotiating favorable borrowing agreements, however there is no assurance that the plans will succeed, or in the event that they do succeed, that they will be sufficient to offset the net losses or improve the Company's cash flows.

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

     Net loss and loss per basic and diluted share for the fiscal years ended September 30, 2003, 2002 and 2001 adjusted to exclude amortization expense of goodwill (net of income taxes) is as follows (in thousands):

                                                                        Fiscal Year  Ended
                                                                           September 30,
                                                                 2003          2002           2001
                                                             -----------    ----------     ----------

Net loss attributable to common shareholders.............     $  (9,379)     $ (16,979)      $ (3,281)
Goodwill impairment, net of tax..........................           --           6,528            --
Goodwill amortization, net of tax........................           --             --             259
                                                             -----------    -----------     ----------
Adjusted net loss attributable to common shareholders....     $  (9,379)     $ (10,451)      $ (3,022)
                                                             ===========    ===========     ==========

Loss per share
   Basic and Diluted:
Reported net loss attributable to common shareholders....     $   (2.17)     $   (3.91)      $  (0.75)
   Goodwill impairment, net of tax.......................           --            1.50            --
   Goodwill amortization, net of tax.....................           --             --            0.06
                                                             -----------    -----------     ----------
Adjusted net loss attributable to common shareholders....     $   (2.17)     $   (2.41)      $  (0.69)
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

     The borrowing agreements, which originated in fiscal 2000, expired during fiscal 2003 and were subsequently renewed through October 15, 2003 pending each lender's review of our request for a 12 month renewal term. As of the date of this Report on Form 10-K/A, we have been notified by each lender that our request has been reviewed and subject to appropriate documentation our new expiration date will be in October 2004. The renewed borrowing agreements are expected to include loan agreements containing various loan covenants and borrowing restrictions, including, but not limited to, minimum financial ratios governing net worth, inventory turn, accounts receivable turn and percentage levels of operating expenses. (See Note 13 - "Subsequent Events" in the consolidated audited financial statements of the Company and notes thereto included elsewhere in this Report on Form 10-K/A).

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

8.   Income Taxes

     Significant components of the Company's provision/(benefit) for income taxes are as follows (000's):

                                                                                Tax year ended December 31,
                                                                                2003          2002        2001
                                                                           --------------------------------------
                                                                           (in thousands)

Current expense/(benefit)
    Federal............................................................     $ (2,533)     $  (1,087)   $ (1,100)
    State..............................................................           --            (96)       (129)
                                                                          ------------ ------------- -------------
Total current expense/(benefit)........................................     $ (2,533)     $  (1,183)   $ (1,229)
                                                                          ============ ============= =============

Deferred expense/(benefit)
    Federal............................................................     $     --      $     547    $   (320)
    State..............................................................           --             48          --
                                                                          ------------ ------------- -------------
Total provision/(benefit) for income taxes.............................     $ (2,533)     $    (588)   $ (1,549)
                                                                          ============ ============= =============


The Company's provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income/(loss) before taxes due to the following:

                                                                                 Year ended September 30,
                                                                               2003          2002        2001
                                                                            --------------------------------------
                                                                            (in thousands)
   Loss at federal statutory rate......................................       $ (3,887)    $ (5,909)   $ (1,642)
   State taxes, net of federal benefit.................................           (--)         (454)       (129)
   Refund of previously unbenefitted tax losses........................           (703)         --          ---
   Other...............................................................           (395)       1,176         222
   Valuation allowance.................................................          2,452        4,599         ---
                                                                          ------------ ------------- -------------
                                                                              $ (2,533)    $   (588)   $ (1,549)
                                                                          ============ ============= =============


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes are as follows (in thousands):

                                                                    September 30,
                                                                2003          2002
                                                           -----------------------------
Deferred tax assets:
   Book over tax depreciation/amortization                    $3,334         $3,582
   Reserve and allowances                                      2,517          1,017
   Tax carryforwards                                           1,200            ---
                                                           -----------------------------
Net deferred tax assets                                        7,051          4,599
Valuation allowance for net deferred tax assets               (7,051)        (4,599)
                                                           -----------------------------
   Net deferred taxes                                         $  ---          $  ---
                                                           =============================

The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets against future taxable income. The valuation allowance increased by approximately $2.5 million and $4.6 million during the fiscal years ended September 30, 2003 and 2002, respectively.

Income  taxes  received  were  approximately   ($3,000,000),   ($1,500,000)  and
($1,200,000) in the fiscal years ended September 30, 2003, 2002, and 2001, respectively.

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

                                        -------------------
                                                  $9,030
                                        ===================

     Effective by correspondence dated January 6, 2004 and January 9, 2004 the Company received notice from Transamerica Commercial Finance Corporation ("TCFC") and GE Commercial Distribution Finance Corporation ("GE") (formerly known as Deutsche Financial Services Corporation ("DFS") that the maturity of its borrowing agreements had been approved to be renewed from October 30, 2003 through October 31, 2004 subject to appropriate documentation and no defaults or material adverse changes prior thereto. Pursuant to the correspondence, the borrowing agreements are in the initial combined amount of $60.0 million;

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

No annual report or proxy material has been sent to security holders as of the date of this Report on Form 10-K/A; however, the Company anticipates sending the annual report and proxy materials on or before any applicable deadlines. When such a report and proxy materials are furnished, the Registrant will furnish copies of such materials to the Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Travis Boats & Motors, Inc.
Date:  January 14, 2004               By:  /s/ MARK T. WALTON
                                         -----------------------------------
                                           Mark T. Walton
                                             President



                      POWER OF ATTORNEY TO SIGN AMENDMENTS

     KNOW ALL BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Mark T. Walton his true and lawful attorney-in-fact and agent for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to the Travis Boats & Motors, Inc. Annual Report on Form 10-K/A for the year ending September 30, 2003, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully, to all intents and purposes, as they or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof. This Power of Attorney has been signed below by the following persons in the capacities and on the dates indicated.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                   Title                                       Date Signed

/S/ RICHARD S. BIRNBAUM                Chairman of the Board                       January 14, 2004
Richard S. Birnbaum

/s/ MARK T. WALTON                     President (Principal Executive Officer)     January 14, 2004
Mark T. Walton

/S/ MICHAEL B. PERRINE                 Chief Financial Officer, Secretary and      January 14, 2004
Michael B. Perrine                     Treasurer (Principal Financial and
                                       Accounting Officer)

/S/ KENNETH BURROUGHS                  Director                                    January 14, 2004
Kenneth Burroughs

/s/ JAMES P. KARIDES, CPA              Director                                    January 14, 2004
James P. Karides, CPA

/S/ ROBERT L. RING                     Director                                    January 14, 2004
Robert L. Ring
