Form 10-K/A
period 2003-09-30
TRAVIS BOATS & MOTORS INC
filed 2004-02-02
CIK 1012734

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

     The number of shares of the issuer's Common Stock, par value $.01 per share, outstanding as of December 31, 2003 was 4,299,727, of which 3,393,349 shares were held by non-affiliates.

     Documents  Incorporated  by Reference:  None.

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

   Item 10.  Directors and Executive Officers ...............................27

   Item 11.  Executive Compensation .........................................29

   Item 12.  Security Ownership of Certain Beneficial Owners and Management .31

   Item 13.  Certain Relationships and Related Transactions .................32

PART IV  ....................................................................33

   Item 14.  Controls and Procedures.........................................33

   Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K 34

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


NOTE THAT THIS FORM 10-K/A HAS BEEN FILED TO REPLACE IN ITS ENTIRETY THE FORM 10-K PREVIOUSLY FILED ON JANUARY 13, 2004, AND THE FORM 10-K/A FILED ON JANUARY 14, 2004.

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

                                    PART III

Item 10. Directors and Executive Officers

                 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names, ages and positions of each director and each executive officer of the Company:


              Name                                        Age          Position
         ----------------------------------------       -------   ----------------------------------------------
         Richard S. Birnbaum(1)(2)(3)                     50      Chairman of the Board
         Mark T. Walton(1)                                52      President
         Michael B. Perrine                               40      Chief Financial Officer, Treasurer and Secretary
         Kenneth N. Burroughs(1)(3)                       48      Director
         Robert L. Ring(1)(2)                             60      Director
         James P. Karides, CPA(2)(3)                      43      Director
         ---------------------------
         (1)Member of the Nominations/Structure Committee.
         (2)Member of the Audit Committee.
         (3)Member of the Compensation Committee

     Richard S. Birnbaum has served as a director of the Company since May 2001 and Chairman of the Board since April 2003. Mr. Birnbaum is also currently a principal of an independent consulting firm, RSB Group, LLC. He retired from Circuit City Stores as Executive Vice President of Operations and Marketing in 2001. During his 30 year career with Circuit City, Mr. Birnbaum was a member of the Circuit City leadership team as the company expanded from 50 to 600 stores.

     Mark T. Walton has served as President and as a director of the Company since 1980 and as Chairman of the Board from 1995 until April 2003. From 1979 to 1980, Mr. Walton served as the General Manager of the Company's Austin store.

     Michael B. Perrine has served as Chief Financial Officer since 1991 and as Treasurer and Secretary of the Company since 1992. From 1986 to 1991, he was employed in the Commercial Banking Division of NationsBank, N.A. Mr. Perrine is responsible for developing and implementing the Company's corporate, financial and accounting structure.

     Kenneth N. Burroughs has served as a director of the Company since April 2002. Mr. Burroughs is President of Tracker Marine, L.L.C. and numerous affiliated companies involved in the design and manufacture of pleasure boats such as Tracker, Mako, Nitro, ProCraft, Fisher and numerous other popular models.

     Robert L. Ring has served as a director of the Company since April 2002. Mr. Ring served in numerous capacities over a 32 year career with the Coleman Company, a diversified manufacturer of outdoor and leisure products. He retired in 1994 as President and COO. Currently, Mr. Ring serves as a consultant to various retail and other business operations in the areas of business process and strategic development. His positions include director of Bass Pro Shops, which is a retailer of sporting goods and marine products for the outdoor enthusiast and director of Cobalt Boats, a manufacturer of high-end recreational boats.

     James P. Karides, CPA has served as a director of the Company since September 2002. Mr. Karides, a graduate of the University of Virginia, is the founder of The Karides Group, which is a Virginia Beach, Virginia based consulting firm specializing in diverse financial and accounting matters. Prior to forming The Karides Group, he was employed for over 12 years by the KPMG accounting firm in various accounting capacities.

Tracker Board Designations

As of January 7, 2003, Tracker, pursuant to certain agreements for assistance in financing and other matters (the "Agreements") has assumed effective control of the Company. Tracker has the right to designate four of seven members of the Company's Board of Directors. Tracker currently has two representatives on the Board of Directors, Mr. Burroughs and Mr. Ring, pursuant to Tracker's ownership of 80,000 shares of the Company's Series A Preferred Stock, and has not yet designated two additional representatives.

Audit Committee Financial Expert

The board of directors has determined that James P. Karides, CPA, chairman of the audit committee, is an "audit committee financial expert". Mr. Karides is "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, and to furnish to the Company copies of such reports. Based solely on the review of copies of the forms received, the Company believes that, during the last fiscal year, all filing requirements under Section 16(a) applicable to its officers, directors and 10% stockholders were timely, except for three Form 4's for Mr. Birnbaum relating to open market acquisitions of the Company's common stock in August, September and December of 2003. Form 4's for these transactions were inadvertently filed late, and information relating to these transactions was set forth in a Form 4 filed with the SEC on December 16, 2003 (No. 000-20757).

Code of Conduct and Ethics

The Company is in the process of reviewing its existing employee policy manual and drafting a Code of Conduct and Ethics that will apply to all employees, as well as the Board of Directors and executive officers. Upon completion, copies of the Code of Conduct and Ethics will be available on the Company's website at www.travisboatingcenter.com.

Item 11. Executive Compensation

                       COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the compensation awarded to, earned by or paid for services rendered to the Company in all capacities during the fiscal years ended September 30, 2003, September 30, 2002 and September 30, 2001, with respect the Company's President, Mr. Walton, the Executive Vice President, Mr. Spradling, and the Chief Financial Officer, Mr. Perrine (collectively, the "Named Executive Officers"). No other executive officers of the Company received annual compensation (including salary and bonuses earned) which exceeded $100,000 during the fiscal year ended September 30, 2003. Mr. Spradling retired from the Company in May 2003.


                                                                                                Long-Term
                                                                                               Compensation

                                                                                  Other         Securities
                          Principal         Fiscal                                Annual         Underlying
Name                      Position           Year        Salary        Bonus   Compensation       Options
----                      --------------     ----        ------        -----   ------------       -------

Mark T. Walton            President          2003       $217,500      $ -0-       ---                 ---
                                             2002        217,500        -0-     32,340(1)           10,000
                                             2001        200,000        -0-     43,121(1)           20,000

Ronnie L. Spradling(3)    Executive Vice     2003       $ 68,789      $ -0-       ---                 ---
                          President          2002        184,500        -0-     32,340(1)           10,000
                                             2001        175,000        -0-     43,121(1)           20,000

Michael B. Perrine        Chief              2003       $175,000      $ -0-      5,460(2)             ---
                          Financial          2002        175,000       50,000   21,573(1)(2)        10,000
                          Officer            2001        130,000        -0-     23,163(1)           20,000

----------------------------------------------------------------------------------------------------------------

(1) Effective July 1, 1999, the Company entered into Amended and Extended Employment Agreements (the "Amended Agreements") with Messrs. Walton, Spradling and Perrine. In consideration of entering into the Amended Agreements, the Company agreed to pay the amounts of $129,362, $129,362 and $64,450 to Messrs. Walton, Spradling and Perrine, respectively. These amounts represent the ratable amounts paid to Messrs. Walton, Spradling and Perrine pursuant to the Amended Agreements which had a 3 year term and expired on June 30, 2002.

(2)  Includes vehicle allowance.

(3)  Mr. Spradling retired in May 2003.


Options Granted in Last Fiscal Year

     No stock option grants were made by the Company to the Named Executive Officers during the fiscal year ended September 30, 2003.

Stock Option Exercises and Holdings

     As of September 30, 2003 the Named Executive Officers did not hold any stock options.


 At September 30, 2003
 ---------------------

                                               Number of Options
                                                                                         Value of In-the-Money Options
                                                                                         -----------------------------

                       Options          Value
      Name            Exercised        Realized        Exercisable      Unexercisable     Exercisable*    Unexercisable*
      ----            ---------        --------        -----------      -------------     ------------    --------------
Mark T. Walton            0               0                 0                 0             $---0---         $---0---

Ronnie L. Spradling       0               0                 0                 0             $---0---         $---0---

Michael B. Perrine        0               0                 0                 0             $---0---         $---0---


Stock Option Cancellations

     The following table shows information regarding stock options of Named Executive Officers that were cancelled during the fiscal year ended September 30, 2003.


    Name                   Options Held Prior       Options Cancelled        Remaining Options
Mark T. Walton                   50,267                 (50,267)                     0
Ronnie L. Spradling              76,933                 (76,933)                     0
Michael B. Perrine               76,665                 (76,665)                     0


Employment Agreements

     The Company is the beneficiary of amended employment agreements dated as of June 28, 2002 (the "Employment Agreements") with TBC Management, Ltd. (an affiliated partnership of the Company) and each of Mark T. Walton and Michael B. Perrine, which expire in June 2005. The Employment Agreements provide for annual base salaries of $217,500 for Mr. Walton and $175,000 for Mr. Perrine, respectively. In addition, Messrs. Walton and Perrine have agreed to contractual confidentiality and noncompete provisions in their respective Employment Agreements, which will extend beyond termination of their employment unless they are terminated without "cause". In the event any of these employees are terminated without "cause" such employee shall be entitled to payment for the greater of (i) the then remaining months of his respective employment agreement, or (ii) payment of one (1) months salary for each year of employment with the Company and one-twelfth (1/12) of one months salary for each full month of service during any partial year of employment with the Company. If termination is voluntary after a "change in control" (excluding any change in control related to the holder of its Series A Preferred Stock, Tracker), as such terms are defined in the Employment Agreements, such employee will be entitled to payment of their accrued bonus plus approximately three times their annual salary.

     The Employment Agreements also provide that, if the consolidated income of the Company before income tax expenses and non-recurring audit adjustments (the "Pre-tax Income") reflects growth in excess of 20% over the previous fiscal year, Messrs. Walton and Perrine will each receive a bonus of 1.5% of the Pre-tax Income. If the Pre-tax Income does not reflect growth of 20%, the bonus for each individual will be determined by the Board of Directors.

Compensation of Directors

     Directors who are not officers and employees of or consultants to the Company receive annual compensation of $10,000, plus $2,000 annually for each committee on which such director serves, excluding the Nominations/Structure Committee, for which compensation is not received, and $3,000 per year in the case of the Executive Committee. Directors' expenses for attending meetings are reimbursed by the Company.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee during fiscal year 2003 originally consisted of Richard S. Birnbaum, Kenneth N. Burroughs, and Robert C. Siddons. Mr. Siddons resigned from the Board of Directors in April 2003 and was replaced on the Compensation Committee by James P. Karides, CPA. The Compensation Committee currently consists of Messrs. Birnbaum, Burroughs and Karides.

     No member of the current Compensation Committee serves as an executive officer or employee of the Company, although Mr. Birnbaum is the sole member of RSB Group, LLC, an independent contractor of the Company (see Item 13. "Certain Relationships and Related Transactions - Birnbaum Consulting Relationship"). In addition, no executive officer of the Company served as a member of the compensation committee (or equivalent) or as a director of another entity, one of whose executive officers served as a member of the compensation committee or as a director of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     As of January 15, 2004, the Company had two classes of voting securities, Common Stock and the Series A Preferred Stock. The Series A Preferred Stock votes on an as-converted basis. The following table sets forth certain information regarding the beneficial ownership of the outstanding Common Stock and Series A Preferred Stock, as of January 15, 2004 of (i) each Director of the Company, (ii) each Named Executive Officer, (iii) each person known or believed by the Company to, on an as-converted basis, own beneficially 5% or more of the Common Stock, and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person has sole voting and dispositive power with respect to such shares.

                                                              Common Shares           Series A Preferred Shares

                                                                       Percent                         Percent
                                                       Number of    Beneficially      Number of     Beneficially
 Name of Beneficial Owner                             Shares(1)(2)      Owned         Shares(1)         Owned
 ------------------------                             ------------      -----         ---------         -----

 Robert C. Siddons(4)                                   170,885          4.0%             ---            ---
 Mark T. Walton(5), President and Director                  -0-           *               ---            ---
 SAFECO Resource Series Trust(6)                        367,000          8.5%             ---            ---
 E.D. Bohls(7)                                          270,877          6.3%             ---            ---
 J.E. Simpson Family Partners, L.P.(8)                  204,000          4.7%             ---            ---
 Jeffrey A. Berry(9)                                    321,696          7.5%             ---            ---
 Ronnie L. Spradling(10)                                    -0-           *               ---            ---
 Richard S. Birnbaum(11), Chairman of the Board          58,600          1.4%             ---            ---
 Michael B. Perrine, Chief Financial Officer,             8,067           *               ---            ---
 Treasurer
 TMRC, L.L.P.(12)(13)(14)(15)                         4,611,119         57.1%(3)        80,000          100%
 Kenneth N. Burroughs(15), Director                         -0-           *               ---            ---
 All executive officers and directors as a group         66,667          3.3              ---            ---
 (four persons)(16)
 -----------------------------------------------


* Less than 1%
(1) Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to the shares of Common Stock or the Series A Preferred Shares shown as beneficially owned by them. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), based on information furnished by the persons listed, and represents the number of shares of Common Stock or Series A Preferred Shares for which a person, directly or indirectly, through any contract, management, understanding, relationship or otherwise, has or shares voting power, including the power to vote or direct the voting of such shares, or investment power, including the power to dispose or to direct the disposition of such shares. Except as otherwise noted below, the address of each individual or holder of 5% or more of the Common Stock is 12116 Jekel Circle, Suite 102, Austin, Texas, 78727.
(2) Unless otherwise noted, the percentages are based upon 4,299,727 shares of Common Stock outstanding as of January 15, 2004.
(3) The percentage is based upon 4,299,727 shares of Common Stock outstanding as of January 15, 2004, plus (i) 80,000 shares of Series A Preferred Stock convertible into approximately 3,252,826 shares of Common Stock and (ii) 528,584 shares of Common Stock subject to issuance upon conversion of a convertible debt instrument, such shares to be subject to a voting trust controlled by TMRC, LLP.
(4) Includes 20,002 shares held by family trusts over which Mr. Siddons exercises sole voting and investment control. Excludes (i) 292,866 shares which are held in a voting trust controlled by TMRC, LLP and (ii) 121,981 shares of Common Stock subject to issuance upon conversion of a convertible debt instrument, such shares to be subject to a voting trust controlled by TMRC, LLP. The address of Robert Siddons is P.O. Box 164077, Austin, Texas 78716-4077.
(5) Excludes (i) 334,200 shares which are held in a voting trust controlled by TMRC, LLP; (ii) 50,825 shares of Common Stock subject to issuance upon conversion of a convertible debt instrument, such shares to be subject to a voting trust controlled by TMRC, LLP; and (iii) 3,268 shares owned by Mr. Walton's children, for which Mr. Walton disclaims beneficial ownership.
(6) The address of SAFECO Resource Series Trust is 10865 Willows Road, NE, Redmond, WA 98052. SAFECO Resource Trust is a registered investment company for which SAFECO Asset Management Company serves as an investment advisor. SAFECO Corporation is the parent holding company of SAFECO Asset Management Company. The address of SAFECO Asset Management Company is 601 Union Street, Suite 2500, Seattle, WA 98101. The address of SAFECO Corporation is SAFECO Plaza, Seattle, WA 98185.
(7) Excludes 60,990 shares of Common Stock subject to issuance upon conversion of a convertible debt instrument, such shares to be subject to a voting trust controlled by TMRC, LLP. The address of E.D. Bohls is P.O. Box 276, Austin, Texas 78767-0276.
(8) Excludes 121,981 shares of Common Stock subject to issuance upon conversion of a convertible debt instrument, such shares to be subject to a voting trust controlled by TMRC, LLP. The address of J.E. Simpson Family Partners, L.P. is Route 1, Box 136, San Saba, Texas 76877. Sole voting and dispositive power is held by Joseph E. Simpson, General Partner.
(9) The address for Jeffrey A. Berry is 45854 Paseo Gallante, Temecula, California 92592.
(10) Excludes (i) 202,643 shares of Common Stock upon which TMRC, LLP has voting control through a proxy and (ii) 60,990 shares of Common Stock subject to issuance upon conversion of a convertible debt instrument, such shares to be subject to a voting trust controlled by TMRC, LLP. The address for Mr. Spradling is in care of TBC Management, 12116 Jekel Circle #102, Austin, Texas 78727.
(11) The address for Mr. Birnbaum is in care of RSB Group, LLC, 9020 Stony Point Parkway, Suite 185, Richmond, Virginia 23235.
(12) TMRC, LLP is a partnership of which Tracker Marine, L.L.C. is the 99% partner and Three Johns Company is the 1% partner. Tracker Marine, L.L.C. is wholly owned by Three Johns Company and Three Johns Company is wholly owned by the John L. Morris Revocable Trust, of which John L. Morris is the settlor. Kenneth Burroughs, a director of the Company, is the President of TMRC, LLP; Tracker Marine, L.L.C.; and Three Johns Company. Mr. Burroughs disclaims beneficial ownership of such shares. The address of TMRC, LLP and affiliates is 2500 East Kearney St., Springfield, Missouri 65803.
(13) Includes (i) 334,200 shares in the name of Mark Walton, President and director of the Company, and 292,866 shares in the name of Robert Siddons, a former director of the Company, which are held in a voting trust controlled by TMRC, LLP and (ii) 202,643 shares of Common Stock upon which TMRC, LLP has voting control through a proxy granted by a former director, Ronnie Spradling.
(14) Includes 528,584 shares of Common Stock subject to issuance upon conversion of a convertible debt instrument, such shares to be subject to a voting trust controlled by TMRC, LLP, where the holders of the debt have agreed that in the event any debt instruments are converted into Common Stock at any time prior to December 31, 2005 that the voting rights of such shares will be controlled by TMRC, LLP, and the shares deposited into the Voting Trust.
(15)Kenneth Burroughs, a director of the Company, is the President of TMRC, LLP; Tracker Marine, L.L.C.; and Three Johns Company. Mr. Burroughs disclaims beneficial ownership of such shares.
(16)Includes Officers and Directors: Mark T. Walton, Richard S. Birnbaum, Michael B. Perrine and Kenneth N. Burroughs. See Notes (5), (11) and (15).

     Securities authorized under equity compensation plans as of September 30, 2003, were as follows:

                                         Equity Compensation Plan Information
                                                                                   Number of securities
                                                                                  remaining available for
                                                                                  future issuance under
                              Number of securities to      Weighted-average        equity compensation
                              be issued upon exercise      exercise price of         plans (excluding
                              of outstanding options,    outstanding options,    securities reflected in
                                warrants and rights       warrants and rights          column (a))
         Plan category                  (a)                       (b)                      (c)

   Equity compensation plans
   approved by security
   holders                            61,100                    $6.47                    371,873

   Equity compensation plans
   not approved by security
   holders                             ---                       ---                       ---

            Total                     61,100                                             371,873


Item 13. Certain Relationships and Related Transactions

     TMRC, L.L.P.; Tracker Marine, L.L.C. and Affiliated Companies. Kenneth N. Burroughs is the President of TMRC, L.L.P.; Tracker Marine, L.L.C. and various affiliated companies involved in the design and manufacture of recreational boats. TMRC, L.L.P. ("Tracker"), a wholly-owned subsidiary of Tracker Marine, L.L.C., is the holder of 80,000 shares of 6% Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") in the Company. The issue price of the Preferred Stock was $100 per share. Each share may be converted into the Company's Common Stock at a conversion price of approximately $2.46 per share. For voting purposes only, the conversion price is $2.55 per share.

     The Company purchased approximately $10.9 million and $6.1 million in boats, motors and trailers from affiliates of Tracker Marine, L.L.C. during the fiscal years ended September 30, 2003 and 2002, respectively.

     Management believes that the purchases of boats, motors and trailers from affiliates of Tracker Marine, L.L.C. will continue to increase substantially during fiscal 2004 as a result of the Company discontinuing its inventory purchases of boats manufactured by Wellcraft Marine and Dynasty Boats. The Company is replacing these boat lines with alternative models manufactured by Tracker. The Company purchased approximately $15.3 million and $7.9 million in boats from Wellcraft Marine and Dynasty Boats, respectively, during the fiscal year ended September 30, 2002, and approximately $17.3 million and $5.5 million in boats from Wellcraft Marine and Dynasty Boats, respectively, during the fiscal year ended September 30, 2003.

     Effective in December 2002, Tracker provided the Company a short-term loan facility allowing for $500,000 of conditional working capital financing pending receipt of the Company's federal income tax refund. The $500,000 loan facility accrued interest at the prime rate publicly announced from time to time by JPMorgan Chase Bank plus 4% and was repayable on the earlier of (i) the date the Company received its federal income tax refund for the calendar 2002 year, or
(ii) April 30, 2003. The loan was repaid in full on April 20, 2003.

     In connection with Tracker's provision of the loan facility, the Company entered into a series of agreements (the "Agreements") pursuant to which the Company gave Tracker the right to designate, subject to certain terms and conditions, up to a majority of members of the Company's Board of Directors. Tracker currently has two (2) representatives on the Board of Directors, Messrs. Burroughs and Ring, and has not yet designated additional representatives.

     In order to induce Tracker to provide the financing to the Company,  Ronnie
L. Spradling (a former officer and director of the Company) granted Tracker a proxy covering 202,643 shares of Common Stock. Additionally, Robert C. Siddons (a former director of the Company) and Mark T. Walton, deposited 292,866 shares and 334,200 shares, respectively, into a voting trust controlled by a trustee appointed by Tracker (the "Voting Trust"). The term of the Voting Trust is five years, but is subject to earlier termination if Tracker becomes the holder of 55% or more of the Common Stock of the Company on a fully-diluted, as-converted basis. The existence or expiration of the Voting Trust does not restrict Tracker's ability to acquire additional shares of the Company from third parties.

     Prior to the Agreements, Tracker beneficially owned approximately 43%, or 3,252,825 shares, of the Company's Common Stock on a fully-diluted, as-converted basis. As a result of the Agreements, Tracker now has voting control of approximately 57%, or 4,611,119 shares, on a fully-diluted, as-converted basis.

     Convertible Promissory Notes. Effective December 14, 2001, the Company entered into multiple Convertible Subordinated Notes (the "Notes"), in the aggregate amount of $1.3 million, with Mark T. Walton, President of the Company, and other individuals. The Note held beneficially by Mr. Walton is in the principal amount of $125,000. The Notes are unsecured with a term of 36 months and have interest rates fixed at 10.75% per annum. The principal and interest amounts payable pursuant to the Notes are subordinated, in substantially all respects, to the Company's borrowing agreements with its senior inventory finance lenders, General Electric Commercial Distribution Services and Transamerica Commercial Finance Corporation. The Notes can be redeemed by the Company at any time prior to maturity. If the Notes are not redeemed, the holder(s) may convert the principal amount of the Note(s) into the Company's Common Stock at a conversion price of $2.4594 per share.

     Each noteholder has agreed not to convert such Notes until December 31, 2005, and that any shares that may be acquired upon conversion shall be deposited into the Voting Trust controlled by Tracker discussed elsewhere herein.

     Employment Arrangements. Executive management, store regional management and corporate administrative employees are employed by TBC Management, Ltd., a Texas limited partnership (the "Partnership"). The Partnership, in turn, has entered into a Management Agreement with the Company and its subsidiaries and invoices each company monthly for management services rendered. The general partner and 1.0% owner of the Partnership is the Company. The sole limited partner and 99.0% owner of the Partnership is TBC Management, Inc. (the "Delaware Company"), a Delaware company wholly owned by Travis Boats. The operations of the Partnership are accounted for on a consolidated basis with those of the Company. The Delaware Company's income results from distributions of the Partnership and is accordingly taxed under Delaware law. These arrangements allow the Company to more efficiently allocate costs and taxes among the various store locations.

     Birnbaum Consulting Relationship. The Company has engaged RSB Group, LLC ("RSB"), whose sole member is Mr. Birnbaum, as an independent contractor to provide to the Company on-going consulting services on matters including, but not limited to, operations, strategy, capital structure, marketing and public relations. In exchange for the services provided, RSB receives a monthly advisory fee $25,000. The consulting services provided by RSB far exceed Mr. Birnbaum's obligations to the Company as Chairman of the Board, and the uninterested directors of the Company have determined that engaging RSB is in the Company's best interests, and that the advisory fee paid to RSB is reasonable. The Company and RSB have not agreed to specific terms for the engagement, and thus either party may terminate the relationship at any time.

     Certain Borrowings. Mark T. Walton, President, along with certain former shareholders, officers or directors of the Company, have personal guaranties that remain outstanding on one (1) loan entered into by the Company prior to its initial public offering in June of 1996. This loan, payable to an individual; has an aggregate outstanding balance of approximately $296,000 remaining as of September 30, 2003 and is secured by real estate in Hot Springs, Arkansas owned by the Company. It is anticipated that such guaranties would be released in the event that the Company were to refinance such indebtedness.

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

                                      Travis Boats & Motors, Inc.
Date:  January 29, 2004               By:  /s/ MARK T. WALTON
                                         -----------------------------------
                                           Mark T. Walton
                                             President



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


Name                                   Title                                       Date Signed

/S/ RICHARD S. BIRNBAUM                Chairman of the Board                       January 29, 2004
Richard S. Birnbaum

/s/ MARK T. WALTON                     President (Principal Executive Officer)     January 29, 2004
Mark T. Walton

/S/ MICHAEL B. PERRINE                 Chief Financial Officer, Secretary and      January 29, 2004
Michael B. Perrine                     Treasurer (Principal Financial and
                                       Accounting Officer)

/S/ KENNETH BURROUGHS                  Director                                    January 29, 2004
Kenneth Burroughs

/s/ JAMES P. KARIDES, CPA              Director                                    January 29, 2004
James P. Karides, CPA

/S/ ROBERT L. RING                     Director                                    January 29, 2004
Robert L. Ring
