Form 10-Q
period 2003-12-31
TRAVIS BOATS & MOTORS INC
filed 2004-02-17
CIK 1012734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2003

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

     Common Stock $.01 par value: 4,299,727 shares as of February 17, 2004.

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements (Unaudited, except as noted):

                   Condensed Consolidated Balance Sheets:
                   December 31, 2003 and September 30, 2003 (audited).........1

                   Condensed Consolidated Statements of Operations:
                   Three Months Ended December 31, 2003 and 2002..............3

                   Condensed Consolidated Statements of Cash Flows:
                   Three Months Ended December 31, 2003 and 2002..............4

                   Notes to Condensed Financial Statements....................5

Item 2:  Management's Discussion and Analysis of Financial
                   Conditions and Results of Operations......................10

Item 3: Quantitative and Qualitative Disclosures About Market Risk...........22

Item 4: Controls and Procedures..............................................23


PART II - OTHER INFORMATION

Item 1: Legal Proceedings....................................................23

Item 5: Other Information....................................................24

Item 6: Exhibits and Reports on Form 8-K.....................................25


SIGNATURE....................................................................26

EXHIBIT INDEX................................................................26

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Travis Boats & Motors, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
 (in thousands, except share data)

                                                                               December 31,           September 30,
                                                                                   2003                   2003
                                                                            -------------------     ------------------
                                                                               (unaudited)
ASSETS:
      Current assets:
            Cash and cash equivalents                                                   $1,035                 $3,414
            Accounts receivable, net                                                     4,366                  5,655
            Inventories, net                                                            38,242                 30,970
            Prepaid expenses and other                                                   1,031                    914
                                                                            -------------------     ------------------
              Total current assets                                                      44,674                 40,953

      Property and equipment:
            Land                                                                         4,924                  5,124
            Buildings and improvements                                                  13,477                 13,611
            Furniture, fixtures and equipment                                            9,060                  9,134
                                                                            -------------------     ------------------
                                                                                        27,461                 27,869
            Less accumulated depreciation                                              (10,871)               (10,634)
                                                                            -------------------     ------------------
                                                                                        16,590                 17,235


      Intangibles and other assets:
            Non-compete agreements, net                                                    630                    731
            Other assets                                                                   736                    203
                                                                            -------------------     ------------------
              Total assets                                                             $62,630                $59,122
                                                                            ===================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
            Accounts payable                                                            $1,834                 $2,258
            Accrued liabilities                                                          2,249                  2,001
            Current portion of deferred gain on sale of                                    107                     87
            real property
            Floor plan and revolving line of credit                                     35,116                 28,658
            Current portion of notes payable, convertible subordinated
            notes and other short-term obligations                                       2,284                  4,723
                                                                            -------------------     ------------------
              Total current liabilities                                                 41,590                 37,727

      Deferred gain on sale of real property, net of                                       937                    963
      current portion



      Notes payable, less current portion                                                6,664                  1,591
      Convertible subordinated notes, less current portion                                 ---                  1,300

      Stockholders' equity
            Serial Preferred stock, $100 par value, 1,000,000                            8,000                  8,000
              shares authorized, 80,000 shares outstanding
            Common Stock, $.01 par value, 50,000,000 authorized,
              4,299,727 and 4,299,727 issued and outstanding at
              December 31, 2003 and September 30, 2003, respectively                        43                     43
            Paid-in capital                                                             15,094                 15,094
            Retained deficit                                                            (9,698)                (5,596)
                                                                            -------------------     ------------------
              Total stockholders' equity                                                13,439                 17,541

                                                                            -------------------     ------------------
              Total liabilities and stockholders' equity                              $ 62,630               $ 59,122
                                                                            ===================     ==================




              See notes to unaudited condensed consolidated financial statements

Travis Boats & Motors, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and store data)


                                                         Three Months Ended
                                                             December 31,
                                                          2003           2002
                                                       -------------------------

Net sales...........................................    $13,275        $17,887
Cost of goods sold..................................     10,625         14,370
                                                       ----------    -----------

Gross profit........................................      2,650          3,517

Selling, general and administrative.................      5,457          7,481
Depreciation and amortization.......................        537            657
                                                       ----------    -----------
                                                          5,994          8,138

Operating loss......................................     (3,344)        (4,621)
Interest expense....................................       (678)          (812)
Other income........................................         40             20
                                                       ----------    -----------

Loss before income taxes............................     (3,982)        (5,413)
Income tax benefit..................................        ---          1,830
                                                       ----------    -----------

Net Loss............................................    ($3,982)       ($3,583)
                                                       ----------    -----------

Preferred stock dividends...........................      ($120)         ($120)

                                                       ----------    -----------
Net loss attributable to common
shareholders........................................    ($4,102)       ($3,703)
                                                       ==========    ===========

Basic and Diluted Loss Per Share before preferred
stock dividends.....................................     ($0.93)        ($0.83)
   Preferred stock dividends........................     ( 0.03)        ( 0.03)
                                                       ----------    -----------

Basic and Diluted Loss Per Share....................     ($0.96)        ($0.86)
                                                       ==========    ===========

Weighted Average Basic and Dilutive
common shares outstanding...........................   4,299,727      4,329,727



See notes to unaudited condensed consolidated financial statements

Travis Boats & Motors, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

                                                                                           Three months ended
                                                                                              December 31,

                                                                                       2003                2002
                                                                                   ----------------------------------
Operating activities:
Net Loss                                                                             ($3,982)            ($3,583)
Adjustments to reconcile net loss to net cash used in
  Operating activities:
      Depreciation............................................................           434                 549
      Amortization............................................................           103                 108
      Changes in operating assets and liabilities
           Accounts receivable................................................         1,289               2,021
           Prepaid expenses...................................................          (117)               (159)
           Inventories........................................................        (7,272)             (8,908)
           Other assets.......................................................          (533)                 22
           Accounts payable...................................................          (424)                 46
           Accrued liabilities................................................           248                 762
           Deferred gain on sale of real property.............................            (6)                ---
           Income tax recoverable.............................................             0              (1,767)
                                                                                   --------------     ---------------
   Net Cash used in operating activities......................................       (10,260)            (10,909)

   Investing Activities:
      Purchase of property and equipment......................................          (166)               (123)
      Proceeds from sale of property and equipment............................           375                 ---
                                                                                   --------------     ---------------
   Net cash provided by/(used in) investing activities........................           209                (123)

   Financing activities:
      Net increase in floorplan; revolving and other short term
      obligations............................................................          6,250               7,786
      Proceeds from real estate refinance note...............................          5,300                 ---
      Repayment of real estate note..........................................         (3,758)                ---
      Preferred stock dividends..............................................           (120)               (120)
                                                                                   --------------     ---------------
   Net cash provided by financing activities.................................          7,672               7,666

      Change in cash and cash equivalents....................................         (2,379)             (3,366)
      Cash and cash equivalents, beginning of period.........................          3,414               4,253

                                                                                   --------------     ---------------
   Cash and cash equivalents, end of period..................................        $ 1,035               $ 887
                                                                                   ==============     ===============



       See notes to unaudited condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Travis Boats & Motors, Inc. and subsidiaries (collectively, the "Company") in accordance with generally accepted accounting principals for interim financial information. In the opinion of management, such financial statements include all adjustments (consisting of only recurring accruals) necessary to present fairly the financial position at December 31, 2003, and the interim results of operations and cash flows for the three month periods ended December 31, 2003 and 2002. The condensed consolidated balance sheet at September 30, 2003, presented herein, has been derived from the audited consolidated financial statements of the Company for the fiscal year then ended.

     Certain information and footnote disclosures normally included in financial statements have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the fiscal year ended September 30, 2003 included in the Company's annual Report on Form 10-K/A filed with the Securities and Exchange Commission on February 2, 2004. Accounting policies followed by the Company are described in Note 2 to the audited consolidated financial statements for the fiscal year ended September 30, 2003 included in the Company's annual report on Form 10-K/A.

     The results of operations for the three month period ended December 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

Controlling Shareholder

     As of January 7, 2003, TMRC, LLP, ("Tracker"), pursuant to certain agreements for assistance in financing and other matters (the "Agreements"), assumed effective control of the Company. Tracker and affiliated entities have operations in marine and outdoor lifestyle retail and manufacturing. Tracker is the manufacturer of various pleasure boatlines including: Tracker, Mako, Nitro, ProCraft, Fisher and numerous other popular models.

     Prior to the Agreements, pursuant to its holding 80,000 shares of Series A Preferred Stock, Tracker beneficially owned approximately 43%, or 3,252,825 shares, of the Company's common stock on a fully-diluted, as-converted basis (See Note 6 - Series A Preferred Stock). As a result of the Agreements, Tracker now has voting control of approximately 57%, or 4,611,119 shares, on a fully-diluted, as-converted basis. Tracker also has the right to designate four of seven members of the Company's Board of Directors. Tracker currently has two representatives on the Board of Directors pursuant to its ownership of 80,000 shares of the Company's Series A Preferred Stock, and has not yet designated two additional representatives.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires variable interest entities (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a VIE is called the primary beneficiary of that entity. FIN 46 also requires disclosures about VIE that a company is not required to consolidate but in which it has a significant variable interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN 46 and issued Interpretation Number 46R, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51 ("FIN 46R"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN 46R is required in financial statements of public entities that have interests in VIE or potential VIE commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. We do not expect adoption of FIN 46R to have a material impact on our financial position, results of operations or cash flows.

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

NOTE 3 - LOSS PER SHARE

(in thousands, except share)

                                                                     Three Months Ended
                                                                         December 31,
                                                                    2003            2002
                                                              ----------------- --------------
NUMERATOR
   Net loss before preferred stock dividends...........          $  (3,982)       $  (3,583)
   Preferred stock dividends...........................               (120)            (120)
                                                              --------------------------------
   Net loss attributable to common shareholders........          $  (4,102)       $  (3,703)

Weighted average basic and diluted
   common shares outstanding...........................          4,299,727        4,329,727

Basic and diluted loss per share before
   preferred stock dividends...........................               (.93)            (.83)



   Preferred stock dividends...........................               (.03)            (.03)
Basic and diluted loss per share attributable                 ----------------- --------------
   to common shareholders..............................          $   (0.96)       $   (0.86)
                                                              ================= ==============


     At December 31, 2003, the Company had issued and outstanding incentive stock options to certain employees totaling 57,600 shares which had an exercise price equal to or exceeding the closing price of the Company's common stock on such date. The 57,600 option shares have a weighted average exercise price of $6.56 and a weighted average outstanding remaining life of 6.3 years.

     The Company also has excluded 528,584 shares of common stock subject to issuance pursuant to $1.3 million in outstanding convertible subordinated notes (see Note 5) and 3,252,826 shares of common stock subject to issuance pursuant to 80,000 shares of Series A Preferred Stock. For the three month periods ended December 31, 2003 and 2002, the conversion price of approximately $2.46 per share of both issuances exceeded the Company's average market price of its common stock.

NOTE 4 - STOCKHOLDERS' EQUITY

     During fiscal 2000, the Company established a program to repurchase outstanding shares of its common stock in the open market from time to time. The Company has made purchases of its common stock pursuant to this program and has retired all such common shares repurchased.

     The Company did not repurchase any shares of common stock during the three months ended December 31, 2003 and 2002.

     Repurchased shares of common stock during the three previous fiscal years consisted of the following:

                                           Year Ended September 30,
                                       2003           2002          2001
                                   ---------------------------------------------

     Shares Repurchased (000's)            30             29           40
     Total Purchase Price (000's)         $15            $56         $122
     Average Price per Share            $0.50          $1.90        $3.07

     The Company accounts for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The Company makes disclosures regarding employee stock-based compensation using the fair value method in accordance with Statement of Financial Accounting Standards ("Statement")148, Accounting for Stock-Based Compensation-Transition and Disclosure. The Company has calculated the fair value of options granted in these periods using the Black-Scholes option-pricing model and has determined the pro forma impact on net loss.

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based compensation for all periods presented (in thousands, except per share data):

                                                                    Three Months Ended Dec 31,
                                                                       2003             2002

REPORTED NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS               $ (4,102)        $ (3,703)
Add: Total stock based employee compensation                               -                -
     expense included in the determination of net
     loss as reported, net of related tax effects
Less: Total stock based employee compensation                            (29)             (58)
     expense determined under the fair value
     method for all awards, net of related tax effects
                                                                   -------------- --------------
Pro forma net loss attributable to common shareholders              $ (4,131)        $ (3,761)

BASIC AND DILUTED LOSS PER SHARE
Reported net loss per share attributable to
     common shareholders                                            $  (0.96)        $  (0.86)

Pro forma net loss per share attributable to
     common shareholders                                            $  (0.96)        $  (0.87)


     The compensation expense associated with the fair value of the options calculated in the quarters ended December 31, 2003 and 2002 is not necessarily representative of the potential effects on reported net income/(loss) in future periods.

NOTE 5 - CONVERTIBLE SUBORDINATED NOTES AND NOTES PAYABLE

     The Company has outstanding Convertible Subordinated Notes (the "Notes") in the aggregate amount of $1.3 million originally issued in December 2001. The Notes, which mature in December 2004, are unsecured and accrue interest at 10.75%, fixed. The principal and interest amounts payable pursuant to the Notes are subordinated, in substantially all respects, to the Company's borrowing agreements with the commercial finance companies providing inventory and working capital financing for the Company (see Note 7 - Short Term Borrowings). The principal amount of the Notes may be converted at any time without restriction by the holders into the Company's common stock at a conversion price of approximately $2.46 per share provided that the Company has not sent a prior notice of its intent to redeem. If not first converted into the Company's common stock, the Notes are redeemable by the Company at any time on or prior to maturity.

     The Company entered into a real estate loan during November 2003 in the original principal amount of $5.3 million. The loan has a three year maturity. Interest payments are due monthly based upon interest at 12%, and all principal is repayable at maturity. Proceeds of the loan were used to refinance other real estate indebtedness maturing December 31, 2003 in the approximate amount of $3.7 million and the remainder was used for transaction expenses and general working capital.

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

NOTE 7 - SHORT TERM BORROWINGS

Inventory Borrowing Agreements

     The Company finances substantially all of its inventory pursuant to borrowing agreements with two commercial finance companies -- Transamerica Commercial Finance Corporation ("TCFC") and GE Commercial Distribution Finance Corporation ("GE") (formerly known as Deutsche Financial Services Corporation ("DFS")). The agreements contain substantially similar terms and financial covenants. As of December 31, 2003, the maximum aggregate borrowing availability was limited to a maximum credit limit of $60.0 million at various prime based or LIBOR based interest rates (varying from 4.12% to 4.75%) and approximately $35.1 million was outstanding. The borrowing agreements are primarily for the purchase of inventories and, to a lesser extent, provide available amounts for general working capital requirements. As we purchase inventory, we authorize our lenders to remit payment directly to the manufacturers pursuant to our borrowing agreements. Based on the terms of the borrowing agreements we can request for the lenders to advance funds to manufacturers for additional inventory purchases up to the remaining available credit limit. Substantially all inventory, accounts receivable, furniture, fixtures, equipment, real estate (junior liens) and intangible assets collateralize these borrowing agreements. The terms of the borrowing agreements also provide for fees for administrative monitoring and for any unused portions of available credit. Also, various manufacturers provide us or our lenders with interest expense assistance under the inventory borrowing agreements in order to subsidize the carrying cost of inventory. Accordingly, no interest expense is recorded during portions of the year (generally August through May) for certain limited borrowings under these agreements.
Discontinuance of these agreements could result in an increase to interest expense. Acquisitions, the payment of common stock dividends or repurchases of our common stock are also substantially limited without prior consent.

     The borrowing agreements, which originated in fiscal 2000, expired during fiscal 2003 and were subsequently extended for various interim periods pending each lender's review of our request for a 12 month renewal term. As of the date of this Report on Form 10-Q, we have been notified by each lender that our request has been reviewed and subject to appropriate documentation, and no defaults or material adverse changes prior thereto, our new expiration date will be in October 2004. The renewed borrowing agreements are expected to include loan agreements containing various loan covenants and borrowing restrictions, including, but not limited to, minimum financial ratios governing net worth, inventory turn, accounts receivable turn and percentage levels of operating expenses.

NOTE 8 - CONTINGENCIES

     From time to time, our Company is involved in litigation relating to claims arising from its normal business operations. Currently, our Company is a defendant in several lawsuits. Some of these lawsuits involve claims for substantial amounts.

     There is no guarantee that our Company will prevail in defense of these lawsuits. If any lawsuit were to result in a substantial unfavorable verdict or resolution for the Company it could have a material adverse impact on the results of operations.

NOTE 9 - SUBSEQUENT EVENTS

     On February 6, 2004, the Company agreed to terms with its controlling shareholder, TMRC, LLP, ("Tracker") (See Note - 1), for a $500,000 line of credit. The terms of the line of credit are set forth in a promissory note payable to Tracker on demand at any time on or after May 5, 2004 (the "Note"). The note provides that the Company, at the discretion of the Operating Committee of its Board of Directors, may request advances up to the aggregate amount of $500,000. Advances made pursuant to the Note will bear interest at a rate of 10% until the earlier of the date demand is made by Tracker for repayment or January 5, 2005 at which time the rate will increase to 18% on any unpaid principal and accrued, but unpaid, interest amounts. The Note is generally unsecured, subject to Tracker retaining a right of offset with respect to any cash, credits, rebates, deposits, accounts, securities, and any other property of the Company in Tracker's possession, custody or control.

     As of the date this report on Form 10-Q, the Company has received $200,000 from Tracker under the Note.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

     CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Some of the information in this Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other

"forward-looking" information. We believe it is important to communicate our expectations to people that may be interested. However, unexpected events may arise in the future that we are not able to predict or control. The information that we describe in this section, as well as any other cautionary language in this Report on Form 10-Q, give examples of the types of uncertainties that may cause our actual performance to differ materially from the expectations we describe in our forward-looking statements and therefore result in a material adverse effect on our business, operating results and financial condition. For a more comprehensive discussion of these and the numerous other Risk Factors affecting our business and operations see the Company's Report on Form 10-K/A filed for the fiscal year ended September 30, 2003, and other documents filed of record with the Securities and Exchange Commission.

                              RESULTS OF OPERATIONS

Overview

     Travis Boats & Motors, Inc. Travis Boats & Motors, Inc. ("Travis Boats," the "Company" or "we") is a multi-state superstore retailer of recreational boats, motors, trailers and related marine accessories in the southern United States. Our Company currently operates 30 stores under the name Travis Boating Center in Texas (8), Arkansas (2), Louisiana (4), Alabama (1), Tennessee (3), Mississippi (1), Florida (9), Georgia (1) and Oklahoma (1).

     The Company was incorporated as a Texas corporation in 1979. Since our founding as a single retail store in Austin, Texas, we have grown both through acquisitions and the opening of new "start-up" store locations. It was during the early period of store growth that we began developing the systems necessary to manage a multi-store operation and maximizing our inventory purchases to obtain increased volume discounts. Our significant inventory stocking requirements for multi-stores allowed us to maximize volume discounts and introduce our own proprietary Travis Edition packaging concept and our philosophy of clearly posting price signs on each of our Travis Edition boats held for sale.

     Based on sales trends from the cities and states where we operate store locations, we design and pre-package combinations of popular brand-name boats, such as Mako, Cobalt, Ranger, Caravelle, Bayliner, Fisher, ProCraft, Fishmaster, Sea Pro and Starcraft with outboard motors generally manufactured by Suzuki or Brunswick Corporation, along with trailers and numerous accessories, under our own proprietary Travis Edition label. These signature Travis Edition packages, which account for the vast majority of total new boat sales, have been designed and developed in coordination with the manufacturers to often include distinguishing features/branded models and accessories within the base Travis Edition price. It is the Company's belief that these features/branded models and accessories have historically been unavailable to, or listed as optional, by many of our competitors. We also sell small cruisers, such as Crownline, that range in length to over 25 feet in length. By providing many different types of boats with many types of standard features, we attempt to offer the customer an exceptional boat at a competitive price that is ready for immediate use and enjoyment. Although we sell pleasure boats at many different retail prices, we attempt to price our product to maintain a consistent gross profit percentage for each of our Travis Edition models. We also sell motors, trailers, accessories and related equipment.

     We believe that our Company offers a selection of boat, motor and trailer packages that fall within the price range of the majority of all boats, motors and trailers sold in the United States. Our Travis Edition product line generally consists of boat packages priced from $7,500 to $75,000 with approximate even distribution within this price range. Our management believes that by combining flexible financing arrangements with many types of boats having broad price ranges, we are able to offer boat packages to customers with different purchasing budgets and varying income levels.

     The Company seeks to provide customers with a unique superstore shopping experience that showcases a broad selection of high quality boats, motors, trailers and related marine accessories at firm, clearly posted low prices. Each superstore also offers complete customer service and support, including in-house financing programs and full-service repair facilities staffed by factory-trained mechanics.

     Fiscal Quarter Ended December 31, 2003. The Company reported a pre-tax loss of approximately $4.0 million, on net sales of $13.3 million, for the three months ended December 31, 2003 versus a pre-tax loss of approximately $5.4 million, on net sales of $17.9 million for the same quarter of the prior fiscal year. Due to the seasonal nature of our business, our sales have traditionally been significantly lower in the quarter ending December 31 and increase following the conclusion of our boat show season, which usually begins in January and continues through the end of March. In addition, some of the operating losses experienced during the quarter ended December 31, 2003 are attributable to implementation of a number of key initiatives designed to ultimately improve the Company's financial condition. These initiatives include, but are not limited to, the consolidation of our vendor relationships to improve inventory turns, assortments and product consistency in our stores. Management is optimistic that the Company's recent efforts related to product and brand transition, reductions in obsolete inventory, and improved supply chain will have long-term positive impact on performance.

Quarter Ended December 31, 2003 Compared to the Quarter Ended December 31, 2002

     Net Sales. Net sales in the first quarter of fiscal 2004 decreased to $13.3 million, compared to net sales of $17.9 for the first quarter of fiscal 2003.

     The decrease in net sales during the quarter ended December 31, 2003 included approximately $1.1 million in reduced sales as a result of the impact of fewer stores in operation (30 versus 34) and a decrease in comparable store sales. Comparable store sales decreased by approximately 21.0% (30 stores in base) for the quarter ended December 31, 2003. Management believes the decrease in comparable store sales was related to various factors including, but not limited to significant product and brand transition. This included the previously announced decision to eliminate yacht sales which reduced revenue by approximately $1.5 million. Additionally, during the fall of 2003, the Company began the introduction of new models of off-shore fishing boats to replace its previously carried comparable product line. The Company's significant initial stocking requirements contributed to only a limited assortment and selection of the new boats being received by the Company during the quarter. The impact to net sales of yachts and off-shore fishing boats from these and other related issues was a decrease of approximately $3.3 million in sales for the quarter ended December 31, 2003 versus the same quarter of the prior fiscal year.

Comparable store sales excluding the impact of the sale of yachts and off-shore fishing boats declined by approximately 1.6%.

     Management believes that the impact of the significant product and brand transition on net sales will begin to diminish in the quarter ended March 31, 2004. As of the date of this Report on Form 10-Q, the Company has received additional stocking levels of new products and the Company expects to continue to receive significant additional stocking levels of these new products in advance of the summer sales season.

     Gross Profit. Gross profit, in actual dollars, decreased to approximately $2.7 million in the first quarter of fiscal 2004 from $3.5 million in the same quarter of fiscal 2003. However, gross profit, as a percent of net sales, increased to 20.0% during the quarter ended December 31, 2003 from 19.7% for the same quarter of the prior fiscal year.

     The increase in gross profit as a percent of net sales was primarily related to (i) increases in the sale of parts and accessories as a percent of net sales and (ii) increased income related to Finance and Insurance products as a percent of net sales. We believe that gross profit, as a percent of net sales, may continue to benefit during fiscal 2004 from these items since the Company's average retail price of boats sold is expected to decline because of discontinuing sales of yachts and certain similar boats (see F&I Products).

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

     Net sales of F&I products contributed approximately $313,000, or 11.8%, of total gross profit in the first quarter of fiscal 2004, as compared to $397,000 or 11.3%, of total gross profit for the first quarter of the prior fiscal year. Net sales attributable to F&I Products are reported on a net basis, therefore, all of such sales contribute directly to the Company's gross profit. The costs associated with the sale of F&I Products are included in selling, general and administrative expenses. Management attributes the improvement in F&I income, as a percentage of total gross profit, to (i) improved training and (ii) implementing processes that allow for remote handling of F&I functions in several markets which had previously under-performed relative to certain of our Company benchmarks and goals. Additionally, in fiscal 2003, our sales of larger, more expensive yachts over 35 feet in length declined and we eliminated yachts from our product offering. We believe this is a benefit to F&I income as a percent of our net sales since the percentage of customers buying F&I products

(which  is  referred  to  as  "penetration"),   is  historically  greater  among
purchasers of our Travis Edition boats that are less than 25 feet in length.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $5.5 million in the first quarter of fiscal 2004 from $7.5 million for the first quarter of fiscal 2003. As a percent of net sales, selling, general and administrative expenses decreased to 41.1% in the first quarter of fiscal 2004 from 41.8% for the first quarter of fiscal 2003.

     The decrease in selling, general and administrative expenses, in actual dollars, for the quarter ended December 31, 2003 versus the same quarter of the prior year was primarily attributable to decreases in certain expenses, including wages, rents, taxes insurance and advertising expenses. These reductions in expenses were generally related to operating fewer store locations (30 vs. 34) and the expense containment strategies adopted in fiscal 2003 in conjunction with the business plan implemented by the Company to (i) eliminate, or in the alternative, materially reduce the operating losses experienced during the past several fiscal years, and (ii) to allow the Company to generate additional cash reserves. Although rent expenses declined in actual dollars, this was somewhat offset by increased rents resulting from new leases on two (2) stores pursuant to sale/leaseback transactions completed in September 2003 (see Depreciation and Amortization Expenses).

     Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased to $537,000 in the first quarter of fiscal 2004 from $657,000 for the first quarter of fiscal 2003. Depreciation and amortization expenses, as a percentage of net sales, were 4.0% for the first quarter of fiscal 2004, compared to 3.7% in the same quarter of the prior fiscal year.

     The decrease in depreciation and amortization expenses, in actual dollars, was primarily attributable to reductions in fixed assets (buildings) related to the sale of two (2) stores pursuant to sale/leaseback transactions effective in September 2003 (see Selling, General and Administrative Expenses).

     Interest Expense. Interest expense decreased to $678,000 in the first quarter of fiscal 2004 from $812,000 in the first quarter of fiscal 2003. Interest expense, as a percent of net sales, increased to 5.1% from 4.5% of net sales in the same periods.

     The decreased interest expense, in actual dollars, was primarily the result of significantly lower balances on our inventory based lines of credit due to the significant reductions in the levels of inventory held and the product transition discussed in Net Sales. The Company has successfully reduced inventory levels to reflect sales trends and as a result of the sell-through of aged and discontinued inventories during fiscal 2003.

     Although our strategy is to maintain lower inventory levels and improve inventory turns, we anticipate continuing to utilize significant amounts of third party financing sources to support our inventories and other assets. Accordingly, we are subject to the impact of increases in interest expenses and other costs associated with such borrowings.

     Income Taxes. Our federal income tax return for the 12 months ended December 30, 2002 fully exhausted all available refunds of federal income taxes previously paid by our Company. Beginning with the quarter ended March 31, 2003, the Company has not recognized any income tax benefits on our books from operating losses, due to uncertainties associated with the utilization of the operating loss carry-forwards in future periods. Accordingly, the Company did not record an income tax benefit for the three month period ended December 31, 2003.

     Net Loss. For the quarter ended December 31, 2003, the Company, after preferred stock dividends, reported a net loss of $4.1 million ($.96 per basic and diluted share). Comparatively, for the quarter ended December 31, 2002, the Company, after inclusion of an income tax benefit of $1.8 million and preferred stock dividends, reported a net loss of $3.7 million ($.86 per basic and diluted share).

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

     On December 31, 2003, we had approximately $1.0 million in cash, $4.4 million in accounts receivable (primarily contracts in transit from sales, manufacturer rebates receivable and other amounts due from manufacturers) and $38.2 million in inventories. Contracts in transit are amounts receivable from a customer or a customer's financial institution related to that customer's purchase of a boat. These asset balances were offset by approximately $4.1 million of accounts payable and accrued liabilities, $35.1 million outstanding under our Borrowing Agreements and approximately $2.3 million in short-term indebtedness including current maturities of notes payable of approximately $984,000 and convertible subordinated promissory notes in the $1.3 million (see also Contractual Commitments and Commercial Commitments).

     On December 31, 2003, we had working capital of approximately $3.1 million. Working capital, as of that date, was negatively impacted by the net loss and the aforementioned $2.3 million in short-term indebtedness.

     For the three months ended December 31, 2003, operating activities utilized cash flows of $10.3 million due primarily to an increase of $7.3 million in inventories. The Company historically builds inventory balances during the quarter ended December 31, in advance of the seasonal boat shows. The boat shows generally begin during January and continue through March of each year. Historically, inventory continues to increase through the March quarter based on boat show volumes and seasonal sales increases. Inventories generally fall to a seasonal low in the September quarter.

     For the three months ended December 31, 2003, investing activities provided cash flows of $209,000. This was primarily a result of the Company selling the land and buildings associated with a location in Little Rock, Arkansas that had been closed during the prior 2003 fiscal year.

     Financing activities during the quarter ended December 31, 2003 provided cash flows of $7.7 million primarily from the net proceeds of funds borrowed under our inventory borrowing agreements for the purchase of our off-season and boat show inventories. Our primary financing agreements are for the purchase of our boat, motor and trailer inventories.

     Inventory Borrowing Agreements. We finance substantially all of our inventory pursuant to borrowing agreements with two commercial finance companies -- Transamerica Commercial Finance Corporation ("TCFC") and GE Commercial Distribution Finance Corporation ("GE") (formerly known as Deutsche Financial Services Corporation ("DFS")). The agreements contain substantially similar terms and financial covenants. As of December 31, 2003, the maximum aggregate borrowing availability was limited to a maximum credit limit of $60.0 million at various prime based or LIBOR based interest rates (varying from 4.12% to 4.75%) and approximately $35.1 million was outstanding. The borrowing agreements are primarily for the purchase of inventories and, to a lesser extent, provide available amounts for general working capital requirements. Based on the terms of the borrowing agreements we could request for the lenders to advance funds to manufacturers for additional inventory purchases up to the remaining available credit limit. As we purchase inventory, we authorize our lenders to remit payment directly to the manufacturers pursuant to our borrowing agreements. Substantially all inventory, accounts receivable, furniture, fixtures, equipment, real estate (junior liens) and intangible assets collateralize these borrowing agreements. The terms of the borrowing agreements also provide for fees for administrative monitoring and for any unused portions of available credit. Also, various manufacturers provide us or our lenders with interest expense assistance under the inventory borrowing agreements in order to subsidize the carrying cost of inventory. Accordingly, no interest expense is recorded during portions of the year (generally August through May) for certain limited borrowings under these agreements. Discontinuance of these agreements could result in an increase to interest expense. Acquisitions, the payment of common stock dividends or repurchases of our common stock are also substantially limited without prior consent.

     The borrowing agreements, which originated in fiscal 2000, expired during fiscal 2003 and were subsequently renewed through October 15, 2003 pending each lender's review of our request for a 12-month renewal term. In January 2004, we were notified by each lender that, subject to appropriate documentation and no defaults or material adverse changes prior thereto, our new expiration date will be in October 2004. The renewed borrowing agreements are expected to include loan agreements containing various loan covenants and borrowing restrictions, including, but not limited to, minimum financial ratios governing net worth, inventory turn, accounts receivable turn and percentage levels of operating expenses. The Company believes that it will successfully complete and execute renewed inventory borrowing agreements that will provide financing amounts that are sufficient for the Company's planned level of operations and with terms and conditions that are acceptable to the Company. However there can be no assurance that such agreements will be completed or if completed that they will have final terms acceptable to the Company. Also, any material shortfalls or variances from anticipated performance or the timing of certain expenses or revenues could require us to seek further amendment to our borrowing agreements, additional equity capitalization or alternate sources of financing.

     As of the date of this report on Form 10-Q, management believes the Company to be in compliance with all terms and conditions of its borrowing agreements.

     During the quarter ended December 31, 2003 and in the period prior to the date of this Report on Form 10-Q, the Company also entered into additional note payable transactions.

     $5,300,000 Real Estate Loan. The Company entered into a real estate loan during November 2003 in the original principal amount of $5.3 million. The loan has a three year maturity. Interest payments are due monthly based upon interest at 12%, and all principal is repayable at maturity. Proceeds of the loan were used to refinance other real estate indebtedness maturing December 31, 2003 in the approximate amount of $3.7 million and the remainder was used for transaction expenses and general working capital. The loan is secured by a first lien on the land and buildings of the Company's store locations in Atlanta, Georgia; Clearwater, Florida, San Antonio, Texas; Claremore, Oklahoma; Pascagoula, Mississippi; and Bossier City, Louisiana and Baton Rouge, Louisiana.

     $500,000 Line of Credit From Tracker. Due in part to the additional working capital requirements needed to facilitate the Company's significant product and brand transition (primarily the introduction of off-shore fishing boat models and elimination of its yacht sales) and the seasonal decline in sales experienced during the quarter ended December 31, 2003, management and the Company's controlling shareholder determined that additional working capital financing was necessary to enhance general working capital prior to the Company's historic seasonal volume increases in net sales from the boat shows beginning in January and also to adequately prepare the Company for the increase in demand traditionally associated with the spring and summer months.

     Thus, on February 6, 2004, the Company agreed to terms with its controlling shareholder, TMRC, LLP, ("Tracker") (See Note - 1), for a $500,000 line of credit. The terms of the line of credit are set forth in a promissory note payable to Tracker on demand at any time on or after May 5, 2004 (the "Note"), The note provides that the Company, at the discretion of the Operating Committee of its Board of Directors, may request advances up to the aggregate amount of $500,000. Advances made pursuant to the Note will bear interest at a rate of 10% until the earlier of the date demand is made by Tracker for repayment or January 5, 2005 at which time the rate will increase to 18% on any unpaid principal and accrued, but unpaid, interest amounts. The Note is generally unsecured, subject to Tracker retaining a right of offset with respect to any cash, credits, rebates, deposits, accounts, securities, and any other property of the Company in Tracker's possession, custody or control.

     As a pre-condition to the Note, Tracker required that the Company take the following actions, all of which were approved by the Company's board of directors on February 6, 2004:

o Declare that the dividend in the aggregate amount of $240,000 to the holder of the Corporation's 6% Series A Cumulative Convertible Preferred Stock (Tracker) with respect to the regular quarterly dividends for the quarters ended September 30, 2003, and December 31, 2003, will be a cash dividend payable, together with interest accrued thereon, on or before May 5, 2004.

o Re-establish the Operating Committee of its Board of Directors. The Operating Committee, which consists of Kenneth N. Burroughs, Robert Ring, and Richard Birnbaum, is to: (i) determine whether additional borrowings are necessary pursuant to the Note; and with respect thereto to review the overall financial operations and expenses of the Company, and (ii) carry out such duties without the necessity of further actions or approval by the entire Board of Directors.

     As of the date of this report on Form 10-Q, the Company has received $200,000 from Tracker under the Note.

     As evidenced by management's decision to seek additional financing in the form of the Note, material shortfalls or variances from anticipated performance or the timing of certain expenses or revenues may result in an adverse impact on our business, financial condition and results of operations requiring us to seek additional equity capitalization, borrowings or other alternate sources of financing.

Contractual Commitments and Commercial Commitments

     The following table sets forth a summary of our material contractual obligations and commercial commitments as of December 31, 2003:

Year Ended September 30,    Line of      Long-Term       Convertible      Operating         Total
(000's)                      Credit         Debt            Notes           Leases
------------------------   ---------   --------------   -------------   --------------   ------------

2004                       $ 35,116(1)   $    902                          $  2,201        $ 38,219
2005                                          251         $  1,300(2)         2,378           3,929
2006                                          656                             1,952           2,608
2007                                        5,687                             1,406           7,093
2008                                           44                               932             976
Thereafter                                    108                             2,177           2,285
                           ---------   --------------   -------------   --------------   ------------
Total                      $  35,116     $  7,648         $  1,300         $ 11,046        $ 55,110
                           =========   ==============   =============   ==============   ============


     (1) Our inventory Borrowing Agreement matured in October 2003. As of the date of this Report on Form 10-Q, we have been notified by each lender that subject to appropriate documentation our new expiration date will be in October 2004.

     (2) Convertible promissory notes mature in December 2004. The Notes originated in 2001 and accrue interest at 10.75%, fixed. The principal and interest amounts payable pursuant to the Notes are subordinated, in substantially all respects, to the Company's Borrowing Agreements with the commercial finance companies providing inventory and working capital financing for the Company. The Notes are redeemable by the Company, and if not redeemed the principal amount of the Notes may be converted by the holders into the Company's common stock at a conversion price of approximately $2.46 per share.

Seasonality

     Our business, as well as the sales demand for various types of boats, tends to be highly seasonal. Our strongest sales period historically begins in January, because many boat and recreation shows are held in that month. Strong sales demand continues from January through the summer months. Of our average annual net sales over the last three fiscal years, over 27% occurred in the quarter ending March 31 and over 37% occurred in the quarter ending June 30. With the exception of our store locations in Florida, our sales are generally significantly lower in the quarter ending December 31. Because the overall sales levels (in most stores) in the December quarter are much less than in the months with warmer weather, we generally have a substantial operating loss in the quarter ending December 31. Because of the difference in sales levels in the warm spring and summer months, versus the cold fall and winter months, if our sales in the months of January through June are weak as a result of lackluster consumer demand, timing of boat shows, bad weather or lack of inventory we will likely suffer significant additional operating losses.

     Our business is also significantly affected by weather patterns. Weather conditions that are unseasonable or unusual may adversely affect our results of operations. For example, drought conditions or merely reduced rainfall levels, as well as excessive rain, may affect our sale of boating packages and related products and accessories.

     Quarterly results may fluctuate due to many factors. Some of these factors include, weather conditions, timing of special events such as boat shows, availability of product and the opening or closing of store locations. The Company also believes that the net sales for the quarter ended December 31, 2003 were impacted by the significant product and brand transition. This included the elimination of yacht sales and the Company's introduction of new models of off-shore fishing boats. Accordingly, the results for any quarterly period may not be indicative of the expected results for any other quarterly period (see Management's Discussion and Analysis - Net sales).

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

Revenue Recognition

     We record revenue on sales of boats, motors, trailers, and related watersport parts and accessories upon delivery and acceptance by the customer at the closing of the transaction. We record revenues from service operations at the time repair or service work is completed.

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

Other

     For a more comprehensive list of our accounting policies, including those which involve varying degrees of judgment, see Note 2, "Summary of Significant Accounting Policies" in the consolidated audited financial statements of the Company and notes thereto included in the Company's Report on Form 10-K/A filed for the fiscal year ended September 30, 2003.

                           NASDAQ LISTING REQUIREMENTS

     We must comply with listing requirements for the Nasdaq Stock Market. We transferred our common stock to the Nasdaq Small Cap Market effective as of October 25, 2002. We requested the transfer because our Company did not comply with all of the requirements for trading on the Nasdaq National Market. By letter dated as of February 14, 2003 we were notified by Nasdaq that the closing price for our common stock for the 30 days prior thereto was below the minimum $1.00 bid price required by Nasdaq Small Cap Market. Later, by letter dated as of December 2, 2003 we were notified by Nasdaq that we had regained compliance.

     By letter dated as of January 15, 2004 we were notified by Nasdaq that the closing price for our common stock for the 30 days prior thereto had again fallen below the minimum $1.00 bid price required by the Nasdaq Small Cap Market. Nasdaq notified the Company that it can regain compliance if the bid price for the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days prior to July 13, 2004. Alternatively, Nasdaq has notified the Company that in the event it meets the Nasdaq Small Cap Market initial listing criteria that Nasdaq will grant the Company up to two (2) grace periods of 180 additional days each to regain compliance with the minimum bid price.

     In addition, Nasdaq recently adopted a number of corporate governance listing standards that must be satisfied to maintain listing on the Nasdaq Small Cap Market. These standards require, among other things, that a company's audit committee (i) have only "independent" members, and (ii) adopt a qualifying audit committee charter. While the Company is exempt under Nasdaq Rule 4350(c)(5) and Nasdaq IM-4350-4 from many of the new governance standards due to its status as a "controlled company," it will nevertheless need to assess the need to comply with certain other material requirements in advance of issuing its proxy statement for the next annual meeting.

     Failure to maintain the listing of our common stock on the NASDAQ Small Cap Market would adversely impact the liquidity of the Company's common stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Changes in short-term interest rates on loans from financial institutions could materially affect the Company's earnings because the interest rates charged on certain underlying obligations are variable.

     At December 31, 2003, a hypothetical 100 basis point change in interest rates on the Company's Floor Plan and Revolving Line of Credit obligations would result in a change of approximately $351,000 in annual pre-tax expenses of the Company. The estimated change in expenses is based upon the change in interest expense of the Company's variable rate Floor Plan and Revolving Line of Credit obligations and assumes no change in the volume or composition of such debt at December 31, 2003.

Item 4.  Controls and Procedures

     An evaluation as of the end of the period covered by this quarterly report was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures," which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that, while the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings, further efforts need to be made to ensure that such filings are made within the time periods specified by the SEC's rules and forms.

     The Company's management, including the Company's Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, has evaluated any changes in the Company's internal control over financial reporting that occurred during the quarterly period covered by this report, and has concluded that there was no change during the Company's first quarter of its 2004 fiscal year that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Changes in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5.  Other Information

     $500,000 Line of Credit From Tracker. Due in part to the additional working capital requirements needed to facilitate the Company's significant product and brand transition (primarily the introduction of off-shore fishing boat models and elimination of its yacht sales) and the seasonal decline in sales experienced during the quarter ended December 31, 2003, management and the Company's controlling shareholder determined that additional working capital financing was necessary to enhance general working capital prior to the Company's historic seasonal volume increases in net sales from the boat shows beginning in January and also to adequately prepare the Company for the increase in demand traditionally associated with the spring and summer months.

     Thus, on February 6, 2004, the Company agreed to terms with its controlling shareholder, TMRC, LLP, ("Tracker") (See Note - 1), for a $500,000 line of credit. The terms of the line of credit are set forth in a promissory note payable to Tracker on demand at any time on or after May 5, 2004 (the "Note"), The note provides that the Company, at the discretion of the Operating Committee of its Board of Directors, may request advances up to the aggregate amount of $500,000. Advances made pursuant to the Note will bear interest at a rate of 10% until the earlier of the date demand is made by Tracker for repayment or January 5, 2005 at which time the rate will increase to 18% on any unpaid principal and accrued, but unpaid, interest amounts. The Note is generally unsecured, subject to Tracker retaining a right of offset with respect to any cash, credits, rebates, deposits, accounts, securities, and any other property of the Company in Tracker's possession, custody or control.

     As a pre-condition to the Note, Tracker required that the Company take the following actions, all of which were approved by the Company's board of directors on February 6, 2004:

o Declare that the dividend in the aggregate amount of $240,000 to the holder of the Corporation's 6% Series A Cumulative Convertible Preferred Stock (Tracker) with respect to the regular quarterly dividends for the quarters ended September 30, 2003, and December 31, 2003, will be a cash dividend payable, together with interest accrued thereon, on or before May 5, 2004.

o Re-establish the Operating Committee of its Board of Directors. The Operating Committee, which consists of Kenneth N. Burroughs, Robert Ring, and Richard Birnbaum, is to: (i) determine whether additional borrowings are necessary pursuant to the Note; and with respect thereto to review the overall financial operations and expenses of the Company, and (ii) carry out such duties without the necessity of further actions or approval by the entire Board of Directors.

     As of the date this report on Form 10-Q, the Company has received $200,000 from Tracker under the Note.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit Number            Description          Incorporated by Reference to:

       10.91           Line of Credit Promissory            Included herein.
                       Note from Travis Boats &
                       Motors, Inc. to TMRC, L.L.P.,
                       in the amount of $500,000,
                       dated February 2, 2004

        32.1           Certification Pursuant to            Not applicable.
                       Section 906 of the
                       Sarbanes-Oxley Act of 2002

        32.2           Certification Pursuant to            Not applicable.
                       Section 906 of the
                       Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     During the quarter ended December 31, 2003 through the date of this Report on Form 10-Q, the Company filed the following Reports on Form 8-K:

     January 12, 2004 Report on Form 8-K for financial statements and exhibits including incorporation of press releases dated May 6, 2003; August 4, 2003 and December 2, 2003 issued by the Company.

     February 3, 2004 Report on Form 8-K for financial statements and exhibits including incorporation of press releases dated February 3, 2004 issued by the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: February 17, 2004         TRAVIS BOATS & MOTORS, INC.

                                By:                     /s/
                                      ------------------------------------------
                                                 Michael B. Perrine
                                Chief Financial Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)



                                 EXHIBIT INDEX

The following exhibits are filed with this report.

Exhibit No.      Exhibit Description

10.91 Line of Credit Promissory Note from Travis Boats & Motors, Inc. to TMRC, L.L.P., in the amount of $500,000 dated February 2, 2004

32.1             Certification Pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002

32.2             Certification Pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002