Form 10-Q/A
period 2003-12-31
TRAVIS BOATS & MOTORS INC
filed 2004-02-18
CIK 1012734

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

Item 5: Other Information....................................................24

Item 6: Exhibits and Reports on Form 8-K.....................................25


SIGNATURE....................................................................26

EXHIBIT INDEX................................................................26



NOTE THAT THIS FORM 10-Q/A HAS BEEN FILED TO REPLACE IN ITS ENTIRETY THE FORM 10-Q PREVIOUSLY FILED ON FEBRUARY 17, 2004.

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

     The borrowing agreements, which originated in fiscal 2000, expired during fiscal 2003 and were subsequently extended for various interim periods pending each lender's review of our request for a 12 month renewal term. As of the date of this Report on Form 10-Q/A, we have been notified by each lender that our request has been reviewed and subject to appropriate documentation, and no defaults or material adverse changes prior thereto, our new expiration date will be in October 2004. The renewed borrowing agreements are expected to include loan agreements containing various loan covenants and borrowing restrictions, including, but not limited to, minimum financial ratios governing net worth, inventory turn, accounts receivable turn and percentage levels of operating expenses.

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

     As of the date this report on Form 10-Q/A, the Company has received $200,000 from Tracker under the Note.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

     CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Some of the information in this Report on Form 10-Q/A contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other

     "forward-looking" information. We believe it is important to communicate our expectations to people that may be interested. However, unexpected events may arise in the future that we are not able to predict or control. The information that we describe in this section, as well as any other cautionary language in this Report on Form 10-Q/A, give examples of the types of uncertainties that may cause our actual performance to differ materially from the expectations we describe in our forward-looking statements and therefore result in a material adverse effect on our business, operating results and financial condition. For a more comprehensive discussion of these and the numerous other Risk Factors affecting our business and operations see the Company's Report on Form 10-K/A filed for the fiscal year ended September 30, 2003, and other documents filed of record with the Securities and Exchange Commission.

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

     Management believes that the impact of the significant product and brand transition on net sales will begin to diminish in the quarter ended March 31, 2004. As of the date of this Report on Form 10-Q/A, the Company has received additional stocking levels of new products and the Company expects to continue to receive significant additional stocking levels of these new products in advance of the summer sales season.

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

     As of the date of this report on Form 10-Q/A, management believes the Company to be in compliance with all terms and conditions of its borrowing agreements.

     During the quarter ended December 31, 2003 and in the period prior to the date of this Report on Form 10-Q/A, the Company also entered into additional note payable transactions.

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

     As of the date of this report on Form 10-Q/A, the Company has received $200,000 from Tracker under the Note.

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
                           =========   ==============   =============   ==============   ============


     (1) Our inventory Borrowing Agreement matured in October 2003. As of the date of this Report on Form 10-Q/A, we have been notified by each lender that subject to appropriate documentation our new expiration date will be in October 2004.

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

     As of the date this report on Form 10-Q/A, the Company has received $200,000 from Tracker under the Note.

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

        31.1           Certification Pursuant to            Not applicable.
                       Section 302 of the
                       Sarbanes-Oxley Act of 2002

        31.2           Certification Pursuant to            Not applicable.
                       Section 302 of the
                       Sarbanes-Oxley Act of 2002

        32.1           Certification Pursuant to            Not applicable.
                       Section 906 of the
                       Sarbanes-Oxley Act of 2002

        32.2           Certification Pursuant to            Not applicable.
                       Section 906 of the
                       Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     During the quarter ended December 31, 2003 through the date of this Report on Form 10-Q/A, the Company filed the following Reports on Form 8-K:

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

Date: February 18, 2004         TRAVIS BOATS & MOTORS, INC.

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

Exhibit No.      Exhibit Description

10.91 Line of Credit Promissory Note from Travis Boats & Motors, Inc. to TMRC, L.L.P., in the amount of $500,000 dated February 2, 2004

31.1             Certification Pursuant to Section 302 of the Sarbanes-Oxley
                 Act of 2002

31.2             Certification Pursuant to Section 302 of the Sarbanes-Oxley
                 Act of 2002

32.1             Certification Pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002

32.2             Certification Pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002