Form 10-Q/A
period 2003-12-31
TRAVIS BOATS & MOTORS INC
filed 2004-02-20
CIK 1012734

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

Item 5: Other Information....................................................24

Item 6: Exhibits and Reports on Form 8-K.....................................25


SIGNATURE....................................................................26

EXHIBIT INDEX................................................................26



NOTE THAT THIS FORM 10-Q/A HAS BEEN FILED TO REPLACE IN ITS ENTIRETY THE FORM 10-Q PREVIOUSLY FILED ON FEBRUARY 17, 2004, AND THE FORM 10-Q/A PREVIOUSLY FILED ON FEBRUARY 18, 2004. THIS FORM 10-Q/A (1) CORRECTS ERRORS MADE BY OUR FILING AGENT EFFECTING EXHIBITS 31.1, 31.2, 32.1 AND 32.2 AND (2) INCLUDES UNDER ITEM 6(B) A REFERENCE TO A FORM 8-K FILED BY THE COMPANY ON FEBRUARY 20, 2004. NO OTHER MATERIAL CHANGES HAVE BEEN MADE TO THE PREVIOUSLY FILED 10-Q/A.

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

     February 20, 2004 Report on Form 8-K describing a change in the Company's certifying accountant.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: February 20, 2004         TRAVIS BOATS & MOTORS, INC.

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

Exhibit No.      Exhibit Description

10.91 Line of Credit Promissory Note from Travis Boats & Motors, Inc. to TMRC, L.L.P., in the amount of $500,000 dated February 2, 2004

31.1             Certification  Pursuant to Section 302 of the Sarbanes-Oxley
                 Act of 2002

31.2             Certification  Pursuant to Section 302 of the Sarbanes-Oxley
                 Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002