Form 10-Q
period 2004-03-31
TRAVIS BOATS & MOTORS INC
filed 2004-05-17
CIK 1012734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                   TRANSITION PERIOD OF ________ TO ________.

                         Commission File Number 0-20757

                           TRAVIS BOATS & MOTORS, INC.
             (Exact name of registrant as specified in its charter)



            TEXAS                                        74-2024798
(State or other jurisdiction of                        (I.R.S Employer
 incorporation or organization)                     Identification Number)




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

Common Stock $.01 par value: 4,299,727 shares as of May 14, 2004.

                                      INDEX


PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
                   Consolidated Balance Sheets:
                   March 31, 2004 (unaudited) and September 30, 2003.......................1
                   Consolidated Statements of Operations:
                   Three and Six Months Ended March 31, 2004 and 2003 (unaudited)..........2
                   Consolidated Statements of Cash Flows:
                   Six Months Ended March 31, 2004 and 2003 (unaudited)....................3
                   Notes to Unaudited Consolidated Financial Statements....................4
Item 2.  Management's Discussion and Analysis of Financial
                   Conditions and Results of Operations....................................8
Item 3. Quantitative and Qualitative Disclosures About Market Risk........................16

PART II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities...................................................17
Item 6. Exhibits and Reports on Form 8-K..................................................17
Signatures................................................................................18

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Travis Boats & Motors, Inc. and Subsidiaries
Consolidated Balance Sheets
 ( in thousands, except share data )
                                                                           March 31,        September 30,
                                                                              2004              2003
                                                                          -------------    ----------------
                                                                          (unaudited)
ASSETS:
      Current assets:
            Cash and cash equivalents                                         $  3,144           $   3,414
            Accounts receivable, net                                             8,001               5,655
            Inventories, net                                                    43,535              30,970
            Prepaid expenses and other                                             807                 914
                                                                          -------------    ----------------
              Total current assets                                              55,487              40,953

      Property and equipment:
            Land                                                                 4,924               5,124
            Buildings and improvements                                          13,510              13,611
            Furniture, fixtures and equipment                                    9,123               9,134
                                                                          -------------    ----------------
                                                                                27,557              27,869
            Less accumulated depreciation                                      (11,464)            (10,634)
                                                                          -------------    ----------------
                                                                                16,093              17,235

      Intangibles and other assets:
            Non-compete agreements, net                                            538                 731
            Other assets                                                           570                 203
                                                                          -------------    ----------------
              Total assets                                                    $ 72,688           $  59,122
                                                                          =============    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
            Accounts payable                                                  $  4,108           $   2,258
            Accrued liabilities                                                  2,103               2,001
            Deposit on sale/leaseback of real property                           1,500                 ---
            Current portion of deferred gain on sale of real property              107                  87
            Floor plan and revolving line of credit                             44,585              28,658
            Current portion of notes payable, convertible subordinated
              notes and other short term obligations                             2,464               4,723
                                                                          -------------    ----------------
              Total current liabilities                                         54,867              37,727

      Deferred gain on sale of real property, net of current portion               910                 963
      Notes payable, less current portion                                        5,646               1,591
      Convertible subordinated notes, less current portion                         ---               1,300

      Stockholders' equity
                  Serial Preferred stock, $100 par value,
                    1,000,000 shares authorized, 80,000 shares outstanding       8,000               8,000
                  Common Stock, $.01 par value, 50,000,000 authorized,
                    4,299,727 issued and outstanding                                43                  43
                  Paid-in capital                                               15,094              15,094
                  Retained deficit                                             (11,872)             (5,596)
                                                                          -------------    ----------------
              Total stockholders' equity                                        11,265              17,541
                                                                          -------------    ----------------
              Total liabilities and stockholders' equity                      $ 72,688           $ 59, 122
                                                                          =============    ================

                        See notes to unaudited consolidated financial statements


Travis Boats & Motors, Inc. and Subsidiaries - Consolidated Statements of Operations
 (in thousands, except share and per share data)




                                                      Three Months ended        Six Months ended
                                                          March 31,                March 31,
                                                       2004       2003          2004        2003
                                                     ---------  ---------     ---------   ---------
                                                         (unaudited)               (unaudited)
Net sales.......................................     $32,131    $38,132       $45,407     $56,019
Costs of goods sold.............................      25,486     30,543        36,111      44,913
                                                     ---------  ---------     ---------   ---------
Gross profit....................................       6,645      7,589         9,296      11,106

Selling, general and administrative.............       6,946      8,497        12,404      15,978
Depreciation and amortization...................         532        608         1,069       1,265
                                                     ---------  ---------     ---------   ---------
                                                       7,478      9,105        13,473      17,243
                                                     ---------  ---------     ---------   ---------
Operating loss..................................        (833)    (1,516)       (4,177)     (6,137)
Interest expense................................        (716)      (931)       (1,394)     (1,743)
Other income....................................          38         22            78          43
Impairment on sale/leaseback of real estate.....        (543)        --          (543)         --
                                                     ---------  ---------     ---------   ---------
Loss before income taxes........................      (2,054)    (2,425)       (6,036)     (7,837)
Income tax benefit..............................          --        704            --       2,533
                                                     ---------  ---------     ---------   ---------
Net loss........................................      (2,054)    (1,721)       (6,036)     (5,304)
Preferred stock dividends.......................        (120)      (120)         (240)       (240)
                                                     ---------  ---------     ---------   ---------
Net loss attributable to common shareholders....     $(2,174)   $(1,841)       (6,276)     (5,544)
                                                     =========  =========     =========   =========
Loss per share:
   Basic  and   diluted   loss  per   share   before
     preferred stock dividends..................       (0.48)     (0.40)        (1.40)      (1.22)
Preferred stock dividends.......................       (0.03)     (0.03)        (0.06)      (0.06)
                                                     ---------  ---------     ---------   ---------
Basic and diluted loss per share................     $ (0.51)   $ (0.43)      $ (1.46)    $ (1.28)
                                                     =========  =========     =========   =========
Weighted average Basic
  and Dilutive common shares outstanding........   4,299,727   4,329,727    4,299,727    4,329,727

                       See notes to unaudited consolidated financial statements

Travis Boats & Motors, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

                                                                                            Six months ended
                                                                                               March 31,
                                                                                       2004                2003
                                                                                   ----------------------------------
                                                                                   (unaudited)          (unaudited)
Operating activities:
Net Loss                                                                             ($6,036)            ($5,304)
Adjustments to reconcile net loss to net cash used in
  Operating activities:
      Depreciation..............................................................         870                 999
      Amortization..............................................................         199                 215
      Impairment on sale/leaseback of real estate...............................         543                 ---
      Changes in operating assets and liabilities
           Accounts receivable..................................................      (2,346)             (1,803)
           Prepaid expenses.....................................................         107                (235)
           Inventories..........................................................     (12,565)             (4,654)
           Other assets.........................................................        (563)                 28
           Accounts payable.....................................................       1,850               1,513
           Accrued liabilities..................................................          41                 956
           Deferred gain on sale of real property...............................         (33)                ---
           Income tax recoverable...............................................         ---              (2,408)
                                                                                   --------------     ---------------
   Net Cash used in operating activities........................................     (17,933)            (10,693)

   Investing Activities:
      Purchase of property and equipment........................................        (395)               (124)
      Deposit on sale/leaseback of real estate..................................       1,500                 ---
      Proceeds from sale of property and equipment..............................         375                 ---
                                                                                   --------------     ---------------
   Net cash provided by/(used in) investing activities..........................       1,480                (124)

   Financing activities:
      Net increase in floorplan; revolving and other short term
      obligations...............................................................      15,981               9,451
      Proceeds from real estate refinance note..................................       5,300                 ---
      Payments on real estate notes.............................................      (4,858)                ---
      Preferred stock dividends.................................................        (240)               (240)
                                                                                  --------------     ---------------
   Net cash provided by financing activities....................................      16,183               9,211

      Change in cash and cash equivalents.......................................        (270)             (1,606)
      Cash and cash equivalents, beginning of period............................       3,414               4,253
                                                                                   --------------     ---------------
   Cash and cash equivalents, end of period.....................................     $ 3,144             $ 2,647
                                                                                   ==============     ===============

                        See notes to unaudited consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2004

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared from the records of Travis Boats & Motors, Inc. and subsidiaries (collectively, the "Company") in accordance with generally accepted accounting principals for interim financial information. In the opinion of management, such financial statements include all adjustments (consisting of only recurring accruals) necessary to present fairly the financial position at March 31, 2004, and the interim results of operations and cash flows for the three and six month periods ended March 31, 2004 and 2003. The consolidated balance sheet at September 30, 2003, presented herein, has been derived from the audited consolidated financial statements of the Company for the fiscal year then ended.

Certain information and footnote disclosures normally included in financial statements have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the fiscal year ended September 30, 2003 included in the Company's annual Report on Form 10-K/A filed with the Securities and Exchange Commission on February 2, 2004. Accounting policies followed by the Company are described in Note 2 to the audited consolidated financial statements for the fiscal year ended September 30, 2003 included in the Company's annual report on Form 10-K/A.

The results of operations for the three and six month periods ended March 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

Controlling Shareholder

As of January 7, 2003, TMRC, LLP, ("Tracker"), a wholly owned subsidiary of Tracker Marine, LLC, pursuant to certain agreements for assistance in financing and other matters (the "Agreements"), assumed effective control of the Company. Tracker and affiliated entities have operations in marine and outdoor lifestyle retail and manufacturing. Tracker is the manufacturer of various pleasure boatlines including: Tracker, Mako, Nitro, ProCraft, Fisher and numerous other popular models.

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

NOTE 2 - LOSS PER SHARE

(in thousands, except share data)

                                                              Three Months Ended           Six Months Ended
                                                                    March 31,                  March 31,
                                                                2004        2003           2004        2003
                                                             ----------   ---------      ---------   ---------

NUMERATOR
  Net   loss   before    preferred stock dividends.......      (2,054)      (1,721)        (6,036)     (5,304)
  Preferred stock dividends..............................        (120)        (120)          (240)       (240)
  Net loss attributable to common shareholders...........    $ (2,174)    $ (1,841)      $ (6,276)   $ (5,544)

Weighted average basic and diluted common shares
       outstanding.......................................   4,299,727    4,329,727      4,299,727   4,329,727

Basic  and diluted loss per share before preferred stock
       dividends.........................................        (.48)        (.40)         (1.40)      (1.22)
       Preferred stock dividends.........................        (.03)        (.03)          (.06)       (.06)

Basic and diluted loss per share attributable               ----------------------      ---------------------
       to common shareholders............................    $  (0.51)    $  (0.43)      $  (1.46)   $  (1.28)
                                                            ======================      =====================

The foregoing table does not include shares issuable upon the exercise of outstanding stock options. At March 31, 2004, the Company had issued and outstanding incentive stock options to certain employees totaling 59,600 shares which had exercise prices equal to or exceeding the closing price of the Company's common stock on such date. The 59,600 option shares have a weighted average exercise price of $6.30 and a weighted average outstanding remaining life of 6.3 years.

The table also excludes 528,584 shares of common stock subject to issuance pursuant to $1.3 million in outstanding convertible subordinated notes (see Note
4) and 3,252,826 shares of common stock subject to issuance pursuant to 80,000 shares of Series A Preferred Stock. For the three and six months ended March 31, 2004 and 2003, the conversion price of approximately $2.46 per share of both issuances exceeded the Company's average market price of its common stock.

NOTE 3 - STOCKHOLDERS' EQUITY

The Company accounts for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The Company makes disclosures regarding employee stock-based compensation using the fair value method in accordance with Statement of Financial Accounting Standards 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The Company has calculated the fair value of options granted in these periods using the Black-Scholes option-pricing model and has determined the pro forma impact on net loss.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based compensation for all periods presented (in thousands, except per share data)

                                                                 Three months ended       Six months ended
                                                                     March 31,                March 31,
                                                                  2004       2003        2004        2003
                                                               -----------------------------------------------
Net loss attributable to common shareholders as
     Reported                                                   $ (2,174)   $ (1,841)  $ (6,276)    $ (5,544)
Add: Total stock based employee compensation
     expense included in the determination of net
     loss as reported, net of related tax effects                    ---         ---        ---          ---
Less: Total stock based employee compensation
     expense determined under the fair value                         (29)        (35)       (58)         (93)
     methods for all awards, net of related tax effects
                                                               -----------------------------------------------
Proforma net loss attributable to common shareholders           $ (2,203)   $ (1,876)  $ (6,334)    $ (5,637)
                                                               -----------------------------------------------
Basic and Diluted Loss Per Share
Reported net loss per share attributable to common              $   (.51)   $   (.43)  $  (1.46)    $  (1.28)
     shareholders
Proforma net loss per share attributable to common              $   (.51)   $   (.43)  $  (1.47)    $  (1.30)
     Shareholders

The compensation expense associated with the fair value of the options calculated in the quarter and six month periods ended March 31, 2004 and 2003 is not necessarily representative of the potential effects on reported net income/(loss) in future periods.

NOTE 4 - CONVERTIBLE SUBORDINATED NOTES AND NOTES PAYABLE

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

On February 6, 2004, the Company agreed to terms with its controlling shareholder, Tracker, for a $500,000 line of credit. The terms of the line of credit are set forth in a promissory note payable to Tracker on demand at any time on or after May 5, 2004 (the "Note"). The Note provides that the Company, at the discretion of the Operating Committee of its Board of Directors, could request advances up to the aggregate amount of $500,000. Advances made pursuant to the Note bear interest at a rate of 10% until the earlier of the date demand is made by Tracker for repayment or January 5, 2005 at which time the rate will increase to 18% on any unpaid principal and accrued, but unpaid, interest amounts. The Note is generally unsecured, subject to Tracker retaining a right of offset with respect to any cash, credits, rebates, deposits, accounts, securities, and any other property of the Company in Tracker's possession, custody or control.

As of the date this report on Form 10-Q, the Company has borrowed $340,000 under the Note and has made payments to reduce the current outstanding balance to $133,500.

NOTE 5 - SHORT TERM BORROWINGS

Inventory Borrowing Agreements

The Company finances substantially all of its inventory pursuant to borrowing agreements (the "Borrowing Agreements") with two commercial finance companies -- Transamerica Commercial Finance Corporation ("TCFC") and GE Commercial Distribution Finance Corporation ("GE") (formerly known as Deutsche Financial Services Corporation). During the quarter ended March 31, 2004, TCFC was acquired by GE. The Borrowing Agreements contain substantially similar terms and financial covenants, however the Company's agreements with GE remain separate. As of March 31, 2004, the maximum aggregate borrowing availability was limited to a maximum seasonal credit limit of $60.0 million at various prime based or LIBOR based interest rates (varying from 4.12% to 4.75%) of which approximately $44.6 million was funded, and an additional $874,000 was allocated for inventory orders in process. The Borrowing Agreements are primarily for the purchase of inventories and, to a far lesser extent, provide available amounts for general working capital requirements based upon levels of certain used inventory, parts inventory and accounts receivable. As of March 31, 2004, the Company could request advances for additional new inventories up to its $60 million credit limit, but did not have additional material amounts that could be advanced solely for general working capital uses.

NOTE 6 - SALE/LEASEBACKS

In March of 2004, the Company completed a sale/leaseback transaction of its store location in San Antonio, Texas. The sales price included the Company receiving a $1.5 million cash down payment and a short term promissory note of $1.0 million. Accordingly, the transaction has been accounted for as a financing transaction and the $1.5 million cash down payment received has been accounted as a deposit liability. The transaction will be re-classified as a sale/leaseback pursuant to Statement of Financial Accounting Standards ("SFAS") No. 98 upon the Company's receipt of the remaining $1.0 million amount outstanding pursuant to the short term promissory note.

In April of 2004, the Company completed a sale/leaseback transaction of its store location in Claremore, Oklahoma. The transaction has been accounted for as a sale/leaseback pursuant to Statement of Financial Accounting Standards ("SFAS") No. 98. The property was sold at a sales price of approximately $560,000 and leased back by the Company pursuant to an operating lease. The gain of approximately $80,000 resulting from the sale of the property will be classified as a Deferred Gain and will be amortized ratably over the lease period which is approximately 5 years.

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

Quarter Ended March 31, 2004. The Company reported a pre-tax loss of approximately $2.1 million, on net sales of $32.1 million, for the three months ended March 31, 2004 versus a pre-tax loss of approximately $2.4 million, on net sales of $38.1 million for the same quarter of the prior fiscal year. Due to the seasonal nature of our business, our sales have traditionally been significantly lower in the quarter ending December 31 and increase following the conclusion of our boat show season, which usually begins in January and continues through the end of March. The decrease in net sales relative to the same quarter last year was related to various factors including, but not limited to, significant product and brand transition whereby the Company eliminated yacht sales and began the introduction of new models of off-shore fishing boats to replace its previously carried comparable product line. Significant initial stocking requirements resulted in limited product assortment and availability of this new product in the six months ended March 31, 2004. In addition, some of the operating losses experienced during the quarter ended March 31, 2004 are non-cash charges for impairment of real estate pursuant to a sale/leaseback transaction. To substantially reduce or eliminate the operating losses, the Company has implemented a number of key initiatives designed to ultimately improve the Company's financial condition. These initiatives include, but are not limited to, the consolidation of our vendor relationships to improve inventory turns, assortments and product consistency in our stores. Management is optimistic that the Company's recent efforts related to product and brand transition, reductions in obsolete inventory, and improved supply chain will have long-term positive impact on performance.

RESULTS OF OPERATIONS

Quarter Ended, March 31, 2004 Compared to the Quarter Ended, March 31, 2003 and Six Months Ended March 31, 2004 Compared to the Six Months Ended March 31,2003.

Net Sales. Net sales in the second quarter of fiscal 2004 decreased to $32.1 million, compared to net sales of $38.1 for the second quarter of fiscal 2003. For the six months ended March 31, 2004, net sales decreased to $45.4 million, compared to $56.0 million during the same period of the prior fiscal year.

     The decrease in net sales during the quarter and six months ended March 31, 2004 included approximately $1.8 million and $2.8 million, respectively, in reduced sales as a result of the impact of fewer stores in operation (30 versus
34) and a decrease in comparable store sales. Comparable store sales decreased by approximately 11% and 14 % (30 stores in base) for the quarter and six months ended March 31, 2004, respectively. Management believes the decrease in comparable store sales was related to various factors including, but not limited to significant product and brand transition. This included the previously announced decision to eliminate yacht sales, which reduced revenue by approximately $1.5 million and $3.0 million for the quarter and six months ended March 31, 2004, respectively. Additionally, during the fall of 2003, the Company began the introduction of new models of off-shore fishing boats to replace its previously carried comparable product line. The Company's significant initial stocking requirements contributed to only a limited assortment and selection of the new boats being received by the Company during the quarter and six months ended March 31, 2004. The impact to net sales of yachts and off-shore fishing boats from these and other related issues was a decrease of approximately $3.3 million and $7.0 million in sales for the quarter and six months ended March 31, 2004, respectively, versus the same periods of the prior fiscal year. Comparable store sales excluding the impact of the sale of yachts and off-shore fishing boats were flat for the quarter ended March 31, 2004.

Management believes that the impact of the significant product and brand transition on net sales will diminish in the quarter ended June 30, 2004. As of the date of this Report on Form 10-Q, the Company has received additional stocking levels of the new product offerings and the Company expects to continue to receive significant additional stocking levels of the new products in advance of the summer sales season.

Gross Profit. Gross profit decreased by 12.4% to approximately $6.6 million in the second quarter of fiscal 2004 from $7.6 million in the same quarter of fiscal 2003. Gross profit, as a percent of net sales, increased to 20.7% from 19.9% during the same periods. For the six months ended March 31, 2004, gross profit decreased 16.3% to $9.3 million from $11.1 million in the same period of the prior year. Gross profit, as a percent of sales, increased to 20.5% from 19.8% during the same period.

The increase in gross profit as a percent of net sales was primarily  related to
(i) increases in the sale of parts and accessories as a percent of net sales and
(ii) improved margins on the sales of our new and used boat, motor, and trailer inventory. We believe that gross profit, as a percent of net sales, may continue to grow during fiscal 2004 over comparable periods of fiscal 2003 because the Company's gross profit in fiscal year 2003 was adversely impacted by Company's aggressive sell-through of substantial amounts of aged and discontinued
inventories at reduced sales prices and margins. Management believes that the aggressive sell-through of additional non-current and aged inventory is substantially complete based upon the significant improvement in average days on hand of its inventory.

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

     Net sales of these products contributed approximately $975,000, or 14.7%, and $1.3 million, or 13.9%, of total gross profit for the quarter and six months ended March 31, 2004, respectively, as compared to $1.3 million, or 17.6%, and $1.7 million, or 15.6%, of total gross profit for the same periods of the prior fiscal year. Management believes that the decrease in F&I income is related to the sale of fewer extended service contracts during the quarter ended March 31, 2004 as a result of certain original equipment manufacturers ("OEM") increasing the coverage term of the standard OEM warranties as marketing incentives to retail purchasers during the boat show season.

     Net sales attributable to F&I Products are reported on a net basis, therefore, all of such sales contribute directly to the Company's gross profit.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $6.9 million in the second quarter of fiscal 2004 from $8.5 million for the second quarter of fiscal 2003. As a percent of net sales, selling, general and administrative expenses decreased to 21.6% in the second quarter of fiscal 2004 from 22.3% for the second quarter of fiscal 2003. For the six months ended March 31, 2004, selling, general and administrative expenses were $12.4 million, or 27.3% as a percentage of net sales, versus $16.0 million, or 28.5% as a percentage of net sales in the same period of the prior fiscal year.

     These reductions in expenses were generally related to operating fewer store locations (30 vs 34) and the expense containment strategies adopted in fiscal 2003 in conjunction with the business plan implemented by the Company to
(i) eliminate, or in the alternative, materially reduce the operating losses experienced during the past several fiscal years, and (ii) to allow the Company to generate additional cash reserves. Although rent expenses declined in actual dollars, this was somewhat offset by increased rents resulting from new leases on three (3) stores pursuant to sale/leaseback transactions completed beginning in September 2003 (see Depreciation and Amortization Expenses).

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased to $532,000 in the second quarter of fiscal 2004 from $608,000 for the second quarter of fiscal 2003. Depreciation and amortization expenses, as a percentage of net sales, were 1.7% and 1.6% for the quarter ended March 31, 2004 and 2003, respectively. Depreciation and amortization expenses declined to approximately $1.1 million for the six months ended March 31, 2004 from $1.3 million for the same period of the prior fiscal year.

     The decrease in depreciation and amortization expenses, in actual dollars, was primarily attributable to reductions in fixed assets (real estate) related to the sale of three (3) stores pursuant to sale/leaseback transactions effective beginning in September 2003 (see Selling, General and Administrative Expenses ).

Interest Expense. Interest expense decreased to $716,000 in the second quarter of fiscal 2004 from $931,000 in the second quarter of fiscal 2003. Interest expense, as a percent of net sales, decreased to 2.2% from 2.4% of net sales in the same periods.

     The decreased interest expense was primarily the result of significantly lower balances on our inventory based lines of credit due to the significant reductions in the levels of inventory held. The Company has successfully reduced inventory levels from improved supply chain management and as a result of the sell-through of aged and discontinued inventories during fiscal 2003.

     Although our strategy is to maintain lower inventory levels and improve inventory turns, we anticipate continuing to utilize significant amounts of third party financing sources to support our inventories and other assets. Accordingly, we are subject to the impact of increases in interest expenses and other costs associated with such borrowings

Impairment on Sale/Leaseback of Real Estate. We recorded a non-cash, impairment charge of $543,000 during the quarter ended March 31, 2004. The impairment charge was the result of the Company's completion of a sale/leaseback of its store location in San Antonio, Texas. The sales price included $1.5 million cash and a short term promissory note of $1.0 million. Accordingly, the transaction has been accounted for as a financing transaction pending the buyer's payment of the short term note at which time the transaction will be re-classified as a sale/leaseback pursuant to Statement of Financial Accounting Standards ("SFAS") No. 98.

Income Taxes. Our federal income tax return for the 12 months ended December 30, 2002 fully exhausted all available refunds of federal income taxes previously paid by our Company. Accordingly, pursuant to SFAS No. 109, the Company has not recognized any income tax benefits on our books from operating losses, due to uncertainties associated with the utilization of the operating loss carry-forwards in future periods. Accordingly, the Company did not record an income tax benefit for the three or six month periods ended March 31, 2004.

     For the six months ended March 31, 2004, the Company reported a net loss attributable to common shareholders of $6.3 million ($1.46 per basic and diluted share) versus a net loss attributable to common shareholders of $5.5 million ($1.28 per basic and diluted share) for the same period of the prior fiscal year.

     The increase in the net loss attributable to common shareholders in the quarter and the six months ended March 31, 2004 resulted from the impact of the non-cash impairment charge of $543,000 and the Company not recognizing income tax benefits pursuant to SFAS No. 109.

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

On March 31, 2004, we had approximately $3.1 million in cash, $8.0 million in accounts receivable (primarily contracts in transit from boat sales, manufacturer rebates receivable and other amounts due from manufacturers) and $43.5 million in inventories. Contracts in transit are amounts receivable from a customer or a customer's financial institution related to that customer's purchase of a boat. These asset balances were offset by approximately $6.2 million of accounts payable and accrued liabilities, $44.6 million outstanding under our borrowing agreements and approximately $2.5 million in short-term indebtedness including current maturities of notes payable of approximately $824,000; plus $340,000 payable under a short term note to Tracker and convertible subordinated promissory notes of $1.3 million.

On March 31, 2004, we had working capital of approximately $620,000. Working capital, as of that date, was negatively impacted by the net loss and the aforementioned $2.5 million in current portion of short-term indebtedness. Working capital also was reduced $1.5 million by a cash down payment on the sale/leaseback of real estate. The cash down payment is accounted for as liability until the transaction is finalized and accounted for as a sale/leaseback pursuant to SFAS No. 98.

For the six months ended March 31, 2004, operating activities utilized cash flows of $17.9 million due primarily to an increase of $12.6 million in inventories. The Company historically builds inventory balances during the six months ended March 31, in advance of the seasonal boat shows. The boat shows generally begin during January and continue through March of each year. Historically, inventory continues to increase through the March quarter based on boat show volumes and seasonal sales increases. Inventories generally fall to a seasonal low in the September quarter.

For the six months ended March 31, 2004, investing activities provided cash flows of $1.5 million. This was primarily a result of the Company selling the land and buildings associated with a location in Little Rock, Arkansas that had been closed during the 2003 fiscal year offsetting capital expenditures, offset by receipt by the Company of a $1.5 million deposit on a sale/leaseback of real estate.

Financing activities during the quarter ended March 31, 2004 provided cash flows of $16.2 million primarily from the net proceeds of funds borrowed under our inventory Borrowing Agreements for the purchase of our off-season and boat show inventories. Our primary financing agreements are for the purchase of our boat, motor and trailer inventories.

Borrowing Agreements. The Company finances substantially all of its inventory pursuant to its Borrowing Agreements with two commercial finance companies -- Transamerica Commercial Finance Corporation ("TCFC") and GE Commercial Distribution Finance Corporation ("GE") (formerly known as Deutsche Financial Services Corporation. During the quarter ended March 31, 2004, TCFC was acquired by GE. The Borrowing Agreements contain substantially similar terms and financial covenants, however the Company's borrowing agreements with GE remain separate. As of March 31, 2004, the maximum aggregate borrowing availability was limited to a maximum seasonal credit limit of $60.0 million at various prime based or LIBOR based interest rates (varying from 4.12% to 4.75%) of which approximately $44.6 million was funded and $874,000 allocated for inventory orders in process. The Borrowing Agreements are primarily for the purchase of inventories and, to a far lesser extent, provide available amounts for general working capital requirements based upon levels of certain used inventory, parts inventory and accounts receivable. As of March 31, 2004, the Company could request advances for additional new inventories up to its $60 million credit limit, but did not have additional material amounts that could be advanced solely for general working capital uses.

Effective with the submission of its results for the period ended March 31, 2004, the Company was out of compliance with several financial covenant terms and conditions of its Borrowing Agreements. TCFC and GE provided the Company with a waiver of such covenant violations provided that the Company arranges a meeting prior to June 3, 2004 with its lenders to discuss its plans for improving its financial performance and also provided that no further defaults occur prior to the maturity date of October 30, 2004.

While the Company intends to display to its lenders that it has made improvements in its underlying financial performance and request additional renewals of its credit line with substantially similar terms and conditions, there can be no assurance that such will be granted or that credit will be available with terms and conditions acceptable to us. Our failure to achieve required financial and other covenants in our Borrowing Agreements or to obtain sufficient financing on favorable terms and conditions would have a material adverse effect on our business, financial condition and results of operations and require us to seek additional equity capitalization or alternate sources of financing.

$5,300,000 Real Estate Loan. The Company entered into a real estate loan during November 2003 in the original principal amount of $5.3 million. The loan has a three year maturity. Interest payments are due monthly based upon interest at 12%, and all principal is repayable at maturity. Proceeds of the loan were used to refinance other real estate indebtedness maturing December 31, 2003 in the approximate amount of $3.7 million and the remainder was used for transaction expenses and general working capital. The loan is secured by a first lien on the land and buildings of the Company's store locations in Atlanta, Georgia; Clearwater, Florida, San Antonio, Texas; Claremore, Oklahoma; Pascagoula, Mississippi; and Bossier City, Louisiana and Baton Rouge, Louisiana. As of the date of this report on Form 10-Q, the outstanding principal balance on the loan has been reduced to $3,700,000 as a result of payments related to sale/leaseback transactions in San Antonio, Texas and Claremore, Oklahoma. The loan will be reduced by an additional $1.0 million upon the collection of the short term promissory note received by the Company pursuant to terms of its San Antonio transaction.

$500,000 Line of Credit From Tracker. Due in part to the additional working capital requirements needed to facilitate the Company's significant product and brand transition (primarily the introduction of off-shore fishing boat models and elimination of its yacht sales) and the seasonal decline in sales experienced during the quarter ended December 31, 2003, management and the Company's controlling shareholder determined that additional working capital financing was necessary to enhance general working capital. Such working capital was needed in anticipation of the Company's historic seasonal volume increases in net sales from the boat shows beginning in January and also to adequately prepare the Company for the increase in demand traditionally associated with the spring and summer months.

On February 6, 2004, the Company agreed to terms with its controlling shareholder, Tracker, for a $500,000 line of credit. The terms of the line of credit are set forth in a promissory note payable to Tracker on demand at any time on or after May 5, 2004 (the "Note"). The Note provides that the Company, at the discretion of the Operating Committee of its Board of Directors, could request advances up to the aggregate amount of $500,000. Advances made pursuant to the Note bear interest at a rate of 10% until the earlier of the date demand is made by Tracker for repayment or January 5, 2005 at which time the rate will increase to 18% on any unpaid principal and accrued, but unpaid, interest amounts. The Note is generally unsecured, subject to Tracker retaining a right of offset with respect to any cash, credits, rebates, deposits, accounts, securities, and any other property of the Company in Tracker's possession, custody or control.

As a pre-condition to the Note, Tracker required that the Company take the following actions, all of which were approved by the Company's board of directors on February 6, 2004:

o Declare a cash dividend, payable on or before May 5, 2004, in the aggregate amount of $240,000 to Tracker as the holder of all of the Corporation's 6% Series A Cumulative Convertible Preferred Stock with respect to the quarters ended September 30, 2003, and December 31, 2003.

o Re-establish the Operating Committee of our Board of Directors. The Operating Committee, which consists of Kenneth N. Burroughs, Robert Ring, and Richard Birnbaum, is to: determine whether additional borrowings are necessary pursuant to the Note, and with respect thereto, review the overall financial operations and expenses of the Company. Such duties may be performed without the necessity of further actions or approval by the entire Board of Directors.

As of the date this report on Form 10-Q, the Company has borrowed $340,000 under the Note and has made payments to reduce the current outstanding balance to $133,500. The Company has declared the cash dividend in the aggregate amount of $240,000 but has advised Tracker that it presently intends to pay the dividend in June of 2004 with anticipated operating cash flows from projected May revenues. Tracker has agreed to this request.

As evidenced by management's decision to seek additional financing in the form of the Note, further shortfalls or variances from anticipated performance or the timing of certain expenses or revenues may result in an adverse impact on our business, financial condition and results of operations requiring us to seek additional equity capitalization, borrowings or other alternate sources of financing.

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

Quarterly results may fluctuate due to many factors. Some of these factors include, weather conditions, timing of special events such as boat shows, availability of product and the opening or closing of store locations. The Company also believes that the net sales for the six months ended March 31, 2004 were impacted by the significant product and brand transition. This included the elimination of yacht sales and the Company's introduction of new models of off-shore fishing boats. Accordingly, the results for any quarterly period may not be indicative of the expected results for any other quarterly period (see Net sales).

                           NASDAQ LISTING REQUIREMENTS

We must comply with listing requirements for the Nasdaq Stock Market. We transferred our common stock to the Nasdaq Small Cap Market effective as of October 25, 2002. We requested the transfer because our Company did not comply with all of the requirements for trading on the Nasdaq National Market. By letter dated as of January 15, 2004 we were notified by Nasdaq that the closing price for our common stock for the 30 days prior thereto was below the minimum $1.00 bid price required by Nasdaq Small Cap Market. Later, by letter dated as of April 8, 2004 we were notified by Nasdaq that we had regained compliance.

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

At March 31, 2004, a hypothetical 100 basis point change in interest rates on the Company's borrowing agreement obligations would result in a change of approximately $446,000 in annual pre-tax expenses of the Company. The estimated change in expenses is based upon the change in interest expense of the Company's borrowing agreement obligations and assumes no change in the volume or composition of such debt at March 31, 2004.

Item 4. Controls and Procedures

An evaluation as of the end of the period covered by this quarterly report was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in our reports filed or submitted under the Exchange Act. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 3. Defaults Upon Senior Securities

Effective with the submission of its results for the period ended March 31, 2004, the Company was out of compliance with several financial covenant terms and conditions of its Borrowing Agreements. TCFC and GE provided the Company with a waiver of such covenant violations provided that the Company arranges a meeting prior to June 3, 2004 with its lenders to discuss its plans for improving its financial performance and also provided that no further defaults occur prior to the maturity date of October 30, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

        31.1           Certification of Chief Executive Officer
                       Pursuant to Rule 13a-14(a) of the Exchange Act

        31.2           Certification of Chief Financial Officer
                       Pursuant to Rule 13a-14(a) of the Exchange Act

        32.1           Certification of Chief Executive Officer and
                       Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

During the quarter ended March 31, 2004 through the date of this Report on Form 10-Q, the Company filed the following Reports on Form 8-K:

     January 12, 2004 Report on Form 8-K for financial statements and exhibits including incorporation of press releases dated May 6, 2003; August 4, 2003 and December 2, 2003 issued by the Company.

     February 3, 2004 Report on Form 8-K for financial statements and exhibits including incorporation of press releases dated February 3, 2004 issued by the Company.

     February 20, 2004 Report on Form 8-K for announcement of changes in certifying accountant's for the Company.

     April 7, 2004 Report on Form 8-K for announcement of changes in certifying accountant's for the Company.

     April 29, 2004 Report on Form 8-K for financial statements and exhibits including incorporation of press releases dated April 29, 2004 issued by the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: May 17, 2004                  Travis Boats & Motors, Inc.

                            By:            /s/ Michael B. Perrine
                                ------------------------------------------------
                                               Michael B. Perrine
                                Chief Financial Officer, Treasurer and Secretary
                                (Principal Accounting and Financial Officer)