Form 10-Q
period 2004-06-30
TRAVIS BOATS & MOTORS INC
filed 2004-08-20
CIK 1012734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

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

      Common Stock $.01 par value: 4,299,727 shares as of August 17, 2004.

                                      INDEX

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
                   Consolidated Balance Sheets:
                   June 30, 2004 (unaudited) and September 30, 2003........................1
                   Consolidated Statements of Operations:
                   Three and Nine Months Ended June 30, 2004 and 2003 (unaudited)..........2
                   Consolidated Statements of Cash Flows:
                   Nine Months Ended June 30, 2004 and 2003 (unaudited)....................3
                   Notes to Unaudited Consolidated Financial Statements....................4
Item 2.  Management's Discussion and Analysis of Financial
                   Conditions and Results of Operations....................................8
Item 3. Quantitative and Qualitative Disclosures About Market Risk........................16

PART II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities...................................................17
Item 6. Exhibits and Reports on Form 8-K..................................................17
Signatures................................................................................18

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Travis Boats & Motors, Inc. and Subsidiaries
Consolidated Balance Sheets
 (in thousands, except share data)
                                                                            June 30,        September 30,
                                                                              2004              2003
                                                                          -------------    ----------------
                                                                          (unaudited)
ASSETS:
      Current assets:
            Cash and cash equivalents                                         $  3,244           $   3,414
            Accounts receivable, net                                             8,785               5,655
            Inventories, net                                                    44,009              30,970
            Prepaid expenses and other                                             980                 914
                                                                          -------------    ----------------
              Total current assets                                              57,018              40,953

      Property and equipment:
            Land                                                                 3,934               5,124
            Buildings and improvements                                          11,125              13,611
            Furniture, fixtures and equipment                                    9,151               9,134
                                                                          -------------    ----------------
                                                                                24,210              27,869
            Less accumulated depreciation                                      (11,308)            (10,634)
                                                                          -------------    ----------------
                                                                                12,902              17,235

      Intangibles and other assets:
            Non-compete agreements, net                                            448                 731
            Other assets                                                           504                 203
                                                                          -------------    ----------------
              Total assets                                                    $ 70,872           $  59,122
                                                                          =============    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
            Accounts payable                                                  $  4,442           $   2,258
            Accrued liabilities                                                  2,242               2,001
            Current portion of deferred gain on sale of real property              107                  87
            Floor plan and revolving line of credit                             44,130              28,658
            Current portion of notes payable, convertible subordinated
              notes and other short term obligations                             2,105               4,723
                                                                          -------------    ----------------
              Total current liabilities                                         53,026              37,727

      Deferred gain on sale of real property, net of current portion             1,016                 963
      Notes payable, less current portion                                        4,147               1,591
      Convertible subordinated notes, less current portion                         ---               1,300

      Stockholders' equity
                  Serial Preferred stock, $100 par value,
                    1,000,000 shares authorized, 80,000 shares outstanding       8,000               8,000
                  Common Stock, $.01 par value, 50,000,000 authorized,
                    4,299,727 issued and outstanding                                43                  43
                  Paid-in capital                                               15,094              15,094
                  Retained deficit                                             (10,454)             (5,596)
                                                                          -------------    ----------------
              Total stockholders' equity                                        12,683              17,541
                                                                          -------------    ----------------
              Total liabilities and stockholders' equity                      $ 70,872           $  59,122
                                                                          =============    ================


See notes to unaudited consolidated financial statements

Travis Boats & Motors, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share data and store count)
                                                            Three months ended         Nine months ended
                                                                  June 30                   June 30
                                                              2004       2003           2004        2003
                                                            ---------  ---------       ---------  ---------

Net sales..............................................     $ 47,214   $ 53,129        $ 92,621   $109,149
Cost of goods sold.....................................       36,658     42,136          72,768     87,049

Gross profit...........................................       10,556     10,993          19,853     22,100

Selling, general and administrative....................        8,058      8,704          20,462     24,682
Store closing expense..................................          --         307            --          307
Depreciation and amortization..........................          496        598           1,565      1,863
                                                            ---------  ---------       ---------  ---------
                                                               8,554      9,609          22,027     26,852

Operating income/(loss)................................        2,002      1,384          (2,174)    (4,752)
Interest expense.......................................         (699)      (872)         (2,093)    (2,614)
Other income...........................................           (5)        46              72         88
Impairment on sale/leaseback of real estate............          --         --             (543)       --

Profit/(loss) before income taxes......................        1,298        558          (4,738)    (7,278)
Income tax (expense)/benefit...........................          --         --             --        2,533
                                                            ---------  ---------       ---------  ---------
Net profit/(loss)......................................        1,298        558          (4,738)    (4,745)
Preferred stock dividends..............................          120        120             360        360
                                                            ---------  ---------       ---------  ---------
Net profit/(loss) attributable to common shareholders..     $  1,178   $    438        $ (5,098)  $ (5,105)
                                                            =========  =========       =========  =========

Income/(loss) per share:
   Basic  income/(loss)  per share before  preferred
     stock dividends...................................         0.30       0.13           (1.10)     (1.10)
   Preferred stock dividends...........................        (0.03)      (.03)          (0.09)     (0.08)
                                                            ---------  ---------       ---------  ---------
Basic income/(loss) per share..........................     $   0.27   $   0.10        $  (1.19)  $  (1.18)
                                                            =========  =========       =========  =========
   Diluted  income/(loss) per share before preferred
     stock dividends...................................         0.17       0.07           (1.10)     (1.10)
   Preferred stock dividends...........................          --         --            (0.09)     (0.08)
                                                            ---------  ---------       ---------  ---------
Diluted income/(loss) per share........................     $   0.17   $   0.07        $  (1.19)  $  (1.18)
                                                            =========  =========       =========  =========

Weighted average basic common shares outstanding.......    4,299,727  4,313,243       4,299,727   4,324,232
Weighted average diluted common shares outstanding.....    8,081,137  8,094,653       4,299,727   4,324,232

            See notes to unaudited consolidated financial statements

Travis Boats & Motors, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
                                                                                                             Nine months ended
                                                                                                                  June 30
                                                                                                         2004               2003
                                                                                                       -----------------------------
Operating activities:                                                                                  (unaudited)       (unaudited)
Net Loss............................ ........................................................           ($ 4,738)          ($ 4,745)
Adjustments to reconcile net loss to net cash provided by/(used in) Operating activities:
      Depreciation...........................................................................              1,274              1,549
      Amortization...........................................................................                291                314
      Amortization of deferred gain..........................................................                (62)               ---
      Impairment on sale/leaseback of real estate............................................                543                  0
      Changes in operating assets and liabilities
           Accounts receivable...............................................................             (3,130)            (3,031)
           Prepaid expenses..................................................................                (66)               (72)
           Inventories.......................................................................            (13,039)            17,694
           Other assets......................................................................               (309)               174
           Accounts payable..................................................................              2,184                195
           Accrued liabilities...............................................................                241                734
           Income tax recoverable............................................................                ---                611
                                                                                                        --------           --------
      Net Cash provided by/(used in) operating activities....................................            (16,811)            13,423

      Investing Activities:
      Purchase of property and equipment.....................................................               (731)                 0
      Proceeds from sale of property and equipment...........................................              3,382                151
                                                                                                        --------           --------
      Net cash provided by investing activities..............................................              2,651                151

      Financing activities:

      Net increase/(decrease) in floorplan, revolving and other short term obligations.......             15,270            (13,444)
      Proceeds from real estate refinance note...............................................              5,300                ---
      Payments on real estate refinance note.................................................             (6,460)               ---
      Preferred stock dividends..............................................................               (120)              (360)
      Net payments from repurchase of common stock...........................................                --                  (9)
                                                                                                        --------           --------
      Net cash provided by/(used in) financing activities....................................             13,990            (13,813)
      Change in cash and cash equivalents....................................................               (170)              (239)
      Cash and cash equivalents, beginning of period.........................................              3,414              4,253
                                                                                                        --------           --------
      Cash and cash equivalents, end of period...............................................           $  3,244           $  4,014
                                                                                                        ========           ========

                See notes to unaudited consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared from the records of Travis Boats & Motors, Inc. and subsidiaries (collectively, the "Company") in accordance with auditing standards generally accepted in the United States. In the opinion of management, such financial statements include all adjustments (consisting of only recurring accruals) necessary to present fairly the financial position at June 30, 2004, and the interim results of operations and cash flows for the three and nine month periods ended June 30, 2004 and 2003. The consolidated balance sheet at September 30, 2003, presented herein, has been derived from the audited consolidated financial statements of the Company for the fiscal year then ended.

Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for the fiscal year ended September 30, 2003 included in the Company's annual Report on Form 10-K/A filed with the Securities and Exchange Commission on February 2, 2004. Accounting policies followed by the Company are described in Note 2 to the audited consolidated financial statements for the fiscal year ended September 30, 2003 included in the Company's annual report on Form 10-K/A.

The results of operations for the three and nine month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

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

NOTE 2 - INCOME/(LOSS) PER SHARE

(in thousands, except share data)


                                                              Three Months Ended           Nine Months Ended
                                                                    June 30,                  June 30,
                                                               2004        2003          2004        2003
                                                           ----------   ---------      ---------   ---------

NUMERATOR
  Net income/(loss) before preferred stock dividends.....      1,298          558         (4,738)     (4,745)
  Preferred stock dividends..............................       (120)        (120)          (360)       (360)
  Net income/(loss) attributable to common shareholders..    $ 1,178    $     438      $  (5,098)  $  (5,105)

Weighted average basic common shares outstanding.........  4,299,727    4,313,243      4,299,727   4,324,232
Effect of assumed conversions
  Convertible subordinated notes.........................    528,584      528,584            ---         ---
  Series A preferred stock...............................  3,252,826    3,252,826            ---         ---
Weighted average diluted common shares outstanding.......  8,081,137    8,094,653      4,299,727   4,324,232

Basic income/(loss) per share before preferred
    stock dividends .....................................        .30          .13          (1.10)      (1.10)
Preferred stock dividends................................       (.03)        (.03)          (.09)       (.08)
Basic income/(loss) per share attributable                 ----------   ---------      ---------   ---------
    to common shareholders...............................    $   0.27   $    0.10      $   (1.19)  $   (1.18)
                                                           ==========   =========      ==========  ==========

Diluted  income/(loss) per share before preferred
    stock dividends......................................        0.17        0.07          (1.10)      (1.10)
Preferred stock dividends................................         --          --           (0.09)      (0.08)
                                                           ----------   ---------      ----------  ----------
Diluted income/(loss) per share..........................    $   0.17   $    0.07       $  (1.19)  $   (1.18)
                                                           ==========   =========      ==========  ==========




The foregoing table does not include shares issuable upon the exercise of outstanding stock options. At June 30, 2004, the Company had issued and outstanding incentive stock options to certain employees totaling 56,100 shares which had exercise prices equal to or exceeding the closing price of the Company's common stock on such date. The 56,100 option shares have a weighted average exercise price of $6.16 and a weighted average outstanding remaining life of 6.3 years.

For the nine months ended June 30, 2004 and 2003, the weighted average dilutive share calculation excludes the 528,584 shares of common stock subject to issuance pursuant to $1.3 million in outstanding convertible subordinated notes (see Note 4) and 3,252,826 shares of common stock subject to issuance pursuant to 80,000 shares of Series A Preferred Stock. The shares were excluded since the Company had a net loss in both periods.

NOTE 3 - STOCKHOLDERS' EQUITY

The Company accounts for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The Company makes disclosures regarding employee stock-based compensation using the fair value method in accordance with Statement of Financial Accounting Standards 148 ("SFAS"), Accounting for Stock-Based Compensation-Transition and Disclosure. The Company has calculated the fair value of options granted in these periods using the Black-Scholes option-pricing model and has determined the pro forma impact on net loss.

The following table illustrates the effect on net income/(loss) and net income/(loss) loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for all periods presented (in thousands, except per share data):


                                                                 Three months ended       Nine months ended
                                                                     June 30,                June 30,
                                                                  2004       2003        2004        2003
                                                               -----------------------------------------------
Net income/(loss) attributable to common
     shareholders as Reported                                   $  1,178    $    438   $ (5,098)    $ (5,105)
Add: Total stock based employee compensation
     expense included in the determination of net
     income/(loss) as reported, net of tax effects                   ---         ---        ---          ---
Less: Total stock based employee compensation
     expense determined under the fair value                         (29)        (33)       (87)        (126)
     methods for all awards, net of related tax effects
                                                               -----------------------------------------------
Proforma net income/(loss) attributable to common shareholders   $ 1,149    $    405   $ (5,185)    $ (5,231)
                                                               -----------------------------------------------
Basic and Diluted Income/(Loss) Per Share
Reported basic net income/(loss) per share attributable         $    .27    $    .10   $  (1.19)    $  (1.18)
     to common shareholders
Reported dilutive net income/(loss) per share attributable      $    .17    $    .07   $  (1.19)    $  (1.18)
     to common shareholders

Proforma basic net income/(loss) per share attributable         $    .27    $    .09   $  (1.21)    $  (1.21)
     to common shareholders
Proforma dilutive net income/(loss) per share attributable      $    .16    $    .05   $  (1.21)    $  (1.21)
     to common shareholders



The compensation expense associated with the fair value of the options calculated in the quarter and nine month periods ended June 30, 2004 and 2003 is not necessarily representative of the potential effects on reported net income/(loss) in future periods.

NOTE 4 - NOTES PAYABLE

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

On February 6, 2004, the Company agreed to terms with its controlling shareholder, Tracker, for a $500,000, non-revolving, loan. The note is due on demand at any time on or after May 5, 2004 (the "Note"). The Note provided that the Company, at the discretion of the Operating Committee of its Board of Directors, could request advances at any time prior to May 5, 2004 up to the aggregate amount of $500,000. Advances made pursuant to the Note bear interest at a rate of 10% until the earlier of the date demand is made by Tracker for repayment or January 5, 2005 at which time the rate will increase to 18% on any unpaid principal and accrued, but unpaid, interest amounts. The Note is generally unsecured, subject to Tracker retaining a right of offset with respect to any cash, credits, rebates, deposits, accounts, securities, and any other property of the Company in Tracker's possession, custody or control.

As of the date this report on Form 10-Q, the Company has borrowed $340,000 under the Note and has made payments to reduce the current outstanding balance to approximately $53,000.

NOTE 5 - SHORT TERM BORROWINGS

Inventory Borrowing Agreements

The Company finances substantially all of its inventory pursuant to borrowing agreements (the "Borrowing Agreements") with two commercial finance companies -- Transamerica Commercial Finance Corporation ("TCFC") and GE Commercial Distribution Finance Corporation ("GE") (formerly known as Deutsche Financial Services Corporation). During the quarter ended March 31, 2004, TCFC was acquired by GE. The Borrowing Agreements contain substantially similar terms and financial covenants, however the Company's agreements with GE and TCFC remain separate. As of June 30, 2004, the maximum aggregate borrowing availability was limited to a maximum seasonal credit limit of $50.0 million at various prime based or LIBOR based interest rates (varying from 4.12% to 4.75%) of which approximately $44.1 million was funded, and an additional $4.5 million was allocated for inventory orders in process. The Borrowing Agreements are primarily for the purchase of inventories and, to a far lesser extent, provide available amounts for general working capital requirements based upon levels of certain used inventory, parts inventory and accounts receivable. As of June 30, 2004, the Company could request advances for additional new inventories up to its $50 million credit limit, but did not have additional material amounts that could be advanced solely for general working capital uses.

The Borrowing Agreement with TCFC expires on October 15, 2004 and the Borrowing Agreement with GE expires on October 31, 2004. Effective with the submission of its results for the periods ended March 31, 2004 and June 30, 2004, the Company was out of compliance with several financial covenant terms and conditions of the Borrowing Agreements. Additionally, while the Company had an aggregate loan balance below the aggregate credit limits of the Borrowing Agreements, the Company's balance outstanding on the GE Borrowing Agreement exceeded a scheduled seasonal reduction in the available credit line occurring on July 31, 2004.

While not waiving compliance, TCFC and GE have agreed to forbearance with respect to both the non-compliance and the overline subject to the following:
(i) the Company committing no additional defaults, (ii) TCFC and GE implementing reductions in the maximum aggregate outstanding credit limits of the Borrowing Agreements from $42.5 million to $38.0 million on August 31, 2004, then to $33.0 million on September 30, 2004 and to $31.0 million on October 31, 2004, and
(iii) implementing a formula requiring payments of $2 for each additional $1 of new loan advances requested by the Company under the Borrowing Agreements.

NOTE 6 - SALE/LEASEBACKS

In March of 2004, the Company completed a sale/leaseback transaction of its store location in San Antonio, Texas. The property was sold at a price of $2.5 million and leased back by the Company pursuant to a ten-year operating lease. The sales price included a $1.5 million cash down payment and a short term promissory note of $1.0 million. Accordingly, the transaction had been accounted for as a financing transaction and the $1.5 million cash down payment received had been accounted as a deposit liability. During the quarter ended June 30, 2004, the transaction was re-classified as a sale/leaseback pursuant to SSFAS No. 98 as a result of the Company's receipt of payment of the remaining $1.0 million amount outstanding under the short term promissory note.

In April of 2004, the Company completed a sale/leaseback transaction of its store location in Claremore, Oklahoma. The property was sold at a price of $560,000 and leased back by the Company pursuant to an operating lease. The transaction has been accounted for as a sale/leaseback pursuant to SFAS No. 98. The gain of approximately $135,000 resulting from the sale of the property will be classified as a Deferred Gain and will be amortized ratably over the lease period which is 5 years.

NOTE 7 - SUBSEQUENT EVENTS

In July of 2004, the Company completed a sale/leaseback transaction of its store location in Clearwater, Florida. The property was sold at a price of approximately $2.3 million and leased back by the Company pursuant to a two-year operating lease. The sales price included a $2.05 million cash down payment and a long term promissory note of approximately $230,000. Accordingly, the transaction will be accounted for as a financing transaction and the $2.05 million cash down payment received will be accounted as a deposit liability. The transaction will be re-classified as a sale/leaseback pursuant to SFAS No. 98 upon the Company's receipt of the remaining $230,000 amount outstanding under the long term promissory note.

In August of 2004, the Company completed a sale/leaseback transaction of its store location in Pascagoula, Mississippi. The transaction has been accounted for as a sale/leaseback pursuant to SFAS No. 98. The property was sold at a sales price of $750,000 and leased back by the Company pursuant to an operating lease.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Some of the information in this Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other "forward-looking" information. We believe it is important to communicate our expectations to people that may be interested. However, unexpected events may arise in the future that we are not able to predict or control. The information that we describe in this section, as well as any other cautionary language in this Report on Form 10-Q, give examples of the types of uncertainties that may cause our actual performance to differ materially from the expectations we describe in our forward-looking statements and therefore result in a material adverse effect on our business, operating results and financial condition. For a more comprehensive discussion of these and the numerous other factors affecting our business and operations see the Company's Report on Form 10-K/A filed for the fiscal year ended September 30, 2003, and other documents filed of record with the Securities and Exchange Commission.

OVERVIEW

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

Based on sales trends from the cities and states where we operate store locations, we design and pre-package combinations of popular brand-name boats, such as Mako, Cobalt, Ranger, Caravelle, Bayliner, Fisher, ProCraft, Fishmaster, Sea Pro and Starcraft with outboard motors generally manufactured by Suzuki or Brunswick Corporation, along with trailers and numerous accessories, under our own proprietary Travis Edition label. These signature Travis Edition packages, which account for the vast majority of total new boat sales, have been designed and developed in coordination with the manufacturers to often include distinguishing features/branded models and accessories within the base Travis Edition price. It is the Company's belief that these features/branded models and accessories have historically been unavailable to, or listed as optional, by many of our competitors. We also sell small cruisers, such as Crownline, that range to over 25 feet in length. By providing many different types of boats with many types of standard features, we attempt to offer the customer an exceptional boat at a competitive price that is ready for immediate use and enjoyment. Although we sell pleasure boats at many different retail prices, we attempt to price our product to maintain a consistent gross profit percentage for each of our Travis Edition models. We also sell motors, trailers, accessories and related equipment.

We believe that our Company offers a selection of boat, motor and trailer packages that fall within the price range of the majority of all boats, motors and trailers sold in the United States. Our Travis Edition product line generally consists of boat packages priced from $7,500 to $150,000 with approximate even distribution within this price range. Our management believes that by combining flexible financing arrangements with many types of boats having broad price ranges, we are able to offer boat packages to customers with different purchasing budgets and varying income levels.

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

QUARTER ENDED JUNE 30, 2004. The Company reported net income of approximately $1.2 million, on net sales of $47.2 million, for the three months ended June 30, 2004 versus net income of approximately $438,000, on net sales of $53.1 million, for the same quarter of the prior fiscal year. The decrease in net sales relative to the same quarter last year was related to various factors including, but not limited to, the continued impact of significant product and brand transition whereby the Company eliminated yacht sales and began the introduction of new models of off-shore fishing boats to replace its previously carried comparable product line. Significant initial stocking requirements resulted in limited product assortment and availability of this new product in the nine months ended June 30, 2004. The increase in net income was primarily the result of the Company generating higher gross profit margins on its boat sales compared to the prior fiscal year's quarter. As previously disclosed, results in prior fiscal year periods were adversely impacted by the substantial sell-through of certain aged and discontinued inventories. To improve operating performance, the Company has also implemented a number of key initiatives designed to ultimately improve the Company's financial condition. These initiatives include, but are not limited to, the consolidation of our vendor relationships to improve inventory turns, assortments and product consistency in our stores. Management is optimistic that the Company's recent efforts related to product and brand transition, reductions in obsolete inventory, and improved supply chain will have a long-term positive impact on performance.

RESULTS OF OPERATIONS

QUARTER ENDED, JUNE 30, 2004 COMPARED TO THE QUARTER ENDED, JUNE 30, 2003 AND NINE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2003.
--------------------------------------------------------------------------------

NET SALES. Net sales in the third quarter of fiscal 2004 decreased to $47.2 million, compared to net sales of $53.1 for the third quarter of fiscal 2003. For the nine months ended June 30, 2004, net sales decreased to $92.6 million, compared to $109.1 million during the same period of the prior fiscal year.

The decrease in net sales during the quarter ended June 30, 2004 was the result of a 10% decrease in comparable store sales. Management believes comparable store sales continued to be negatively impacted by several factors including, but not limited to, the significant product and brand transitions initiated on or about the commencement of the 2004 fiscal year. This included the previously announced decision to eliminate yacht sales, which reduced revenue by approximately $3.5 million and $6.5 million for the quarter and nine months ended June 30, 2004, respectively. Additionally, during the fall of 2003, the Company began the introduction of new models of off-shore fishing boats to replace its previously carried comparable product line. The Company's initial stocking requirements contributed to only a limited assortment and selection of the new boats being available during the quarter and nine months ended June 30, 2004. The impact on net sales of yachts and off-shore fishing boats from these and other related issues was a decrease of approximately $7.7 million and $14.7 million in sales for the quarter and nine months ended June 30, 2004, respectively, versus the same periods of the prior fiscal year. Comparable store sales excluding the impact of the sale of yachts and off-shore fishing boats increased by 5% for the quarter ended June 30, 2004.

Management believes that the impact of the significant product and brand transition on net sales will be offset by improved gross profit margins on the newly stocked products.

GROSS PROFIT. Gross profit decreased by 3.6% to approximately $10.6 million in the third quarter of fiscal 2004 from $11.0 million in the same quarter of fiscal 2003. Gross profit, as a percent of net sales, increased to 22.4% from 20.7% during the same periods. For the nine months ended June 30, 2004, gross profit decreased 10% to $19.9 million from $22.1 million in the same period of the prior year. Gross profit, as a percent of sales, increased to 21.4% from 20.2% during the same periods.

The increase in gross profit as a percent of net sales was primarily  related to
(i) increases in the sale of parts, accessories and labor as a percent of net sales and (ii) improved margins on the sales of our new and used boat, motor, and trailer inventory. The Company's gross profit in fiscal year 2003 was adversely impacted by its aggressive sell-through of substantial amounts of aged and discontinued inventories at reduced sales prices and margins.

F&I PRODUCTS. We offer our customers the ability to purchase extended service contracts and insurance coverages, including credit life and accident/disability coverages (collectively "F&I Products"). The extended service contracts provide customers with coverage for mechanical engine breakdown for a period (usually 36 or 48 months) beginning after the stated warranty term of the original equipment manufacturer ("OEM") expires. The insurance coverages provide the customer with funds to repay a portion or all of their boat loan in the event of death, disability or other covered event.

Since we have business relationships with numerous financial lenders we also offer to assist our customers in obtaining financing for their boat purchase. If the customer purchases F&I Products or utilizes financing we have helped arrange, we earn commissions based upon our total volume of sales or the amount of mark-up we charge over the cost of the products sold.

Net sales of these products contributed approximately $1.5 million, or 14.2%, and $2.8 million, or 14.1%, of total gross profit for the quarter and nine months ended June 30, 2004, respectively, as compared to $2.0 million, or 18.2%, and $3.8 million, or 17.2%, of total gross profit for the same periods of the prior fiscal year. Management believes that the decrease in F&I income is the result of several factors including (i) the sale of fewer extended service contracts during the quarter ended March 31, 2004 as a result of certain original equipment manufacturers ("OEM") increasing the terms of original OEM warranty coverage periods as marketing incentives to retail purchasers during the boat show season and (ii) the change in the year to date sales mix resulting in increases in the sale of parts, accessories and labor as a percent of net sales, but in fewer boats sold in the Company's bay boat and off-shore models.

Net sales attributable to F&I Products are reported on a net basis, therefore, all such sales contribute directly to the Company's gross profit.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $8.1 million in the third quarter of fiscal 2004 from $9.0 million for the third quarter of fiscal 2003. As a percent of net sales, selling, general and administrative expenses increased to 17.1% in the third quarter of fiscal 2004 from 17.0% for the third quarter of fiscal 2003. For the nine months ended June 30, 2004, selling, general and administrative expenses were $20.5 million, or 22.1% of net sales, versus $25.0 million, or 22.9% of net sales, in the same period of the prior fiscal year.

The reductions in actual dollars of expenses were generally related to operating fewer store locations, the absence of store closing costs incurred in the prior period and the expense containment strategies adopted in fiscal 2003. Although rent expenses declined in actual dollars, this has been somewhat offset by increased rents resulting from new leases on four stores pursuant to sale/leaseback transactions completed beginning in September 2003 (see "Depreciation and Amortization Expenses").

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses decreased to $496,000 in the third quarter of fiscal 2004 from $598,000 for the third quarter of fiscal 2003. Depreciation and amortization expenses declined to approximately $1.6 million for the nine months ended June 30, 2004 from $1.9 million for the same period of the prior fiscal year.

The decrease in depreciation and amortization expenses was primarily attributable to reductions in fixed assets (real estate) related to the sale of four stores pursuant to sale/leaseback transactions effective beginning in September 2003 (see "Selling, General and Administrative Expenses").

INTEREST EXPENSE. Interest expense decreased to $699,000 in the third quarter of fiscal 2004 from $872,000 in the third quarter of fiscal 2003.

The decreased interest expense was primarily the result of significantly lower balances on our inventory based lines of credit due to the significant reductions in the levels of inventory held. The Company has successfully reduced inventory levels due to improved supply chain management and the sell-through of aged and discontinued inventories during fiscal 2003.

Although our strategy is to maintain lower inventory levels and improve inventory turns, we anticipate continuing to utilize significant amounts of third party financing sources to support our inventories and other assets. Accordingly, we are subject to the impact of increases in interest expenses and other costs associated with such borrowings.

INCOME TAXES. Our federal income tax return for the 12 months ended December 30, 2002 fully exhausted all available refunds of federal income taxes previously paid by our Company. Accordingly, pursuant to SFAS No. 109, the Company has not recognized any income tax benefits on our books from operating losses, due to uncertainties associated with the utilization of the operating loss carry-forwards in future periods. Accordingly, the Company did not record an income tax benefit for the three or nine month periods ended June 30, 2004.

For the three months ended June 30, 2004, the Company reported net income attributable to common shareholders of $1.2 million ($.27 per basic and $.17 per diluted share) versus net income attributable to common shareholders of $438,000 ($.10 per basic and $.07 per diluted share) for the same period of the prior fiscal year.

For the nine months ended June 30, 2004, the Company reported a net loss attributable to common shareholders of $5.1 million ($1.19 per basic and diluted share) versus a net loss attributable to common shareholders of $5.1 million ($1.18 per basic and diluted share) for the same period of the prior fiscal year. However, the prior year net loss was reduced from a pre-tax loss of $7.3 million as a result of the recognition of an income tax benefit of approximately $2.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Our short-term cash needs are primarily for working capital to support operations, including inventory requirements, off-season liquidity and store infrastructure. These short-term cash needs have historically been financed with cash from operations and further supplemented by borrowings under our floor plan and revolving credit lines (collectively the "Borrowing Agreements") with GE Commercial Distribution Finance Corporation ("GE") and Transamerica Commercial Financial Corporatino ("TCFC").

On June 30, 2004, we had approximately $3.2 million in cash, $8.8 million in accounts receivable (primarily contracts in transit from boat sales, manufacturer rebates receivable and other amounts due from manufacturers) and $44.0 million in inventories. Contracts in transit are amounts receivable from a customer or a customer's financial institution related to that customer's purchase of a boat. These asset balances were offset by approximately $6.7 million of accounts payable and accrued liabilities, $44.1 million outstanding under our Borrowing Agreements and approximately $2.1 million in short-term indebtedness including current maturities of notes payable of approximately $744,000, approximately $60,000 payable under a short term note to Tracker, and convertible subordinated promissory notes of $1.3 million.

On June 30, 2004, we had working capital of approximately $4.0 million. Working capital, as of that date, benefited from the net income in the quarter ended June 30, 2004, but was negatively offset by the aforementioned $2.1 million in short-term indebtedness.

For the nine months ended June 30, 2004, operating activities utilized cash flows of $16.8 million due primarily to an increase of $13.0 million in inventories. The Company historically builds inventory balances during each fiscal year in the periods in advance of the seasonal boat shows. The boat shows generally begin during January and continue through March of each year. Historically, inventory continues to increase through the March quarter based on boat show volumes and seasonal sales increases. In the nine months ended June 30, 2004, the Company had higher average inventory levels than in the prior year as a result of the inventory reductions from the sell-through of aged and discontinued inventory during fiscal 2003. Although inventory during the period ended June 30, 2004 increased, the Company's significant initial stocking requirements of newly introduced models of bay boats and off-shore fishing boats contributed to only a limited assortment and selection of these new boats being received in the current fiscal year by the Company. Inventories generally fall to a seasonal low in the September quarter.

For the nine months ended June 30, 2004, investing activities provided cash flows of $2.7 million. This was primarily a result of the Company's completion of sale/leaseback transactions on its store locations in San Antonio, Texas and Claremore, Oklahoma. Additional cash flow from investing activities was provided by the sale of the land and buildings associated with a location in Little Rock, Arkansas that had been closed during the 2003 fiscal year. Cash flows from investing activities were offset by capital expenditures of approximately $731,000 related to various assets including, but not limited to, vehicles and equipment.

Financing activities during the quarter ended June 30, 2004 provided cash flows of $14.0 million primarily from the net proceeds of funds borrowed under our inventory Borrowing Agreements for the purchase of our seasonal boat inventories. Our primary financing agreements are for the purchase of our boat, motor and trailer inventories. During the fiscal year ended June 30, 2004, the Company also obtained additional financing from the refinance of real estate debt. A significant portion of the refinanced debt has subsequently been repaid from the net proceeds of the completed sales/leaseback transactions in San Antonio, Texas and Claremore, Oklahoma.

BORROWING AGREEMENTS. The Company finances substantially all of its inventory pursuant to its Borrowing Agreements with GE and TCFC. During the quarter ended March 31, 2004, TCFC was acquired by GE. The Borrowing Agreements contain substantially similar terms and financial covenants, however the Company's borrowing agreements with GE and TCFC remain separate. As of June 30, 2004, the maximum aggregate borrowing availability was limited to a maximum seasonal credit limit of $50.0 million at various prime based or LIBOR based interest rates (varying from 4.12% to 4.75%) of which approximately $44.1 million was funded and $4.5 million allocated for inventory orders in process. The Borrowing Agreements are primarily for the purchase of inventories and, to a far lesser extent, provide available amounts for general working capital requirements based upon levels of certain used inventory, parts inventory and accounts receivable. As of June 30, 2004, the Company could request advances for additional new inventories up to its $50 million credit limit, but did not have additional material amounts that could be advanced solely for general working capital uses.

Effective with the submission of its results for the periods ended March 31, 2004 and June 30, 2004, the Company was out of compliance with several financial covenant terms and conditions of its Borrowing Agreements. Additionally, while the Company had an aggregate loan balance below the aggregate credit limits of the Borrowing Agreement, the Company's balance outstanding on the GE Borrowing Agreement exceeded a scheduled seasonal reduction in the available credit line occurring on July 31, 2004. This has resulted in an overline balance on the GE Borrowing Agreement. The Borrowing Agreement with TCFC expires on October 15, 2004 and the Borrowing Agreement with GE expires on October 31, 2004.

While not waiving non-compliance, TCFC and GE have agreed to forbearance with respect to both the non-compliance and the overline subject to the following:
(i) the Company committing no additional defaults, (ii) TCFC and GE implementing reductions in the maximum aggregate outstanding credit limits of the Borrowing Agreements from $42.5 million to $38.0 million on August 31, 2004, then to $33.0 million on September 31, 2004 and to $31.0 million on October 31, 2004, and
(iii) implementing a formula requiring payments of $2 for each additional $1 of new loan advances requested by the Company under the Borrowing Agreements.

The Company and GE have discussed the provision of a new credit facility to the Company beyond the current scheduled maturity dates of the existing facilities. GE has notified the Company of general terms by which a one year discretionary credit facility might be contemplated. GE has also raised questions as to whether any such new facility would include a component for working capital financing. However, the lenders have agreed to allow the Company to complete certain proposed sale/leaseback transactions and permit the Company to retain a portion of the net proceeds up to approximately $2.8 million as working capital. At this time the Company is reviewing the general terms with its financial advisor, Davenport & Company, LLC, and assessing the sufficiency of such contemplated terms in conjunction with the continued implementation of its business plan. There can be no assurance that GE will continue to provide financing for the Company at the expiration of the Borrowing Agreements or that if such financing is provided by GE or an alternate source that it will have terms and conditions acceptable to the Company. There also can be no assurance that the Company can close all of the sale/leaseback transactions as planned. Our failure to achieve required financial and other covenants in our Borrowing Agreements or to obtain sufficient financing on acceptable terms and conditions would have a material adverse effect on our business, financial condition and results of operations and require us to obtain additional equity capitalization or alternate sources of financing. If such additional equity capital or alternative financing cannot be obtained, the ability of the Company to continue as a going concern would be in doubt and the Company may be required to seek relief under debtor protection laws.

$5,300,000 REAL ESTATE LOAN. The Company entered into a real estate loan during November 2003 in the original principal amount of $5.3 million. The loan has a three year maturity. Interest payments are due monthly based upon interest at 12%, and all principal is repayable at maturity. Proceeds of the loan were used to refinance other real estate indebtedness maturing December 31, 2003 in the approximate amount of $3.7 million and the remainder was used for transaction expenses and general working capital. The loan is secured by a first lien on the land and buildings of the Company's store locations in Atlanta, Georgia; Clearwater, Florida, San Antonio, Texas, Claremore, Oklahoma, Pascagoula, Mississippi, and Bossier City, Louisiana and Baton Rouge, Louisiana. As of the date of this report on Form 10-Q, the outstanding principal balance on the loan has been reduced to $850,000 as a result of payments related to sale/leaseback transactions in San Antonio, Texas, Claremore, Oklahoma and Clearwater, Florida.

$500,000 LOAN FROM TRACKER. On February 6, 2004, the Company agreed to terms with its controlling shareholder, Tracker, for a $500,000, non-revolving, loan. The terms of the loan are set forth in a promissory note payable to Tracker on demand at any time on or after May 5, 2004 (the "Note"). The Note provided that the Company, at the discretion of the Operating Committee of its Board of Directors, could request advances at any time prior to May 5, 2004 up to the aggregate amount of $500,000. Advances made pursuant to the Note bear interest at a rate of 10% until the earlier of the date demand is made by Tracker for repayment or January 5, 2005 at which time the rate will increase to 18% on any unpaid principal and accrued, but unpaid, interest amounts. The Note is generally unsecured, subject to Tracker retaining a right of offset with respect to any cash, credits, rebates, deposits, accounts, securities, and any other property of the Company in Tracker's possession, custody or control.

As of the date this report on Form 10-Q, the Company has borrowed $340,000 under the Note and has made payments to reduce the current outstanding balance to approximately $53,000.

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

o Re-establish the Operating Committee of our Board of Directors. The Operating Committee, which consists of Kenneth N. Burroughs, Robert Ring, and Richard Birnbaum, is to determine whether additional borrowings are necessary pursuant to the Note, and with respect thereto, review the overall financial operations and expenses of the Company. Such duties may be performed without the necessity of further actions or approval by the entire Board of Directors.

As of the date this report on Form 10-Q, the Company has borrowed $340,000 under the Note and has made payments to reduce the current outstanding balance to approximately $50,000. The Company has also declared and paid the cash dividend in the aggregate amount of $240,000 with respect to the quarters ended September 30 and December 31, 2003.

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

EXPLORATION OF STRATEGIC BUSINESS FINANCIAL ALTERNATIVES. In June of 2004, the Company announced that a special committee of its Board of Directors had been formed to explore strategic business and financial alternatives focused on maximizing shreholder value. The Company engaged Davenport & Company LLC, an investment banking firm based in Richmond, Virginia as financial advisor to assist the Company with this process.

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

Quarterly results may fluctuate due to many factors. Some of these factors include weather conditions, timing of special events such as boat shows, availability of product and the opening or closing of store locations. The Company also believes that the net sales for the three and nine months ended June 30, 2004 were impacted by the significant product and brand transition. This included the elimination of yacht sales and the Company's introduction of new models of off-shore fishing boats. Accordingly, the results for any quarterly period may not be indicative of the expected results for any other quarterly period (see "Net sales").

NASDAQ LISTING REQUIREMENTS

We must comply with listing requirements for the Nasdaq Stock Market. We transferred our common stock to the Nasdaq Small Cap Market effective as of October 25, 2002. We requested the transfer because our Company did not comply with all of the requirements for trading on the Nasdaq National Market. By letter dated as of June 16, 2004 we were notified by Nasdaq that the closing price for our common stock for the 30 days prior thereto was below the minimum $1.00 bid price required by Nasdaq Small Cap Market. NASDAQ notified the Company that it can regain compliance if the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days prior to December 13, 2004. Alternatively, if the Company meets the initial listing criteria of the Nasdaq Small Cap Market on December 13, 2004, Nasdaq will grant the Company an additional grace period of 180 days to regain compliance with the minimum bid price. If at the expiration of the second 180 day grace period the Company has not regained compliance, but still meets the initial listing criteria, Nasdaq will grant the Company an additional grace period until June 16, 2006 during which time the Company would commit to seek shareholder approval for a reverse stock split.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk. Our exposure to market risk for changes in interest rates relates primarily to our obligations under our Borrowing Agreements, which are subject to variable interest rates.

At June 30, 2004, a hypothetical 100 basis point change in interest rates on the Company's Borrowing Agreements would result in a change of approximately $441,000 in annual pre-tax expenses of the Company. The estimated change in expenses is based upon the change in interest expense of the Company's Borrowing Agreements and assumes no change in the volume or composition of such debt at June 30, 2004.

Item 4. Controls and Procedures

(a) An evaluation as of the end of the period covered by this quarterly report was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in our reports filed or submitted under the Exchange Act. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

(b) The Company's Series A Preferred Stock has a cumulative dividend of 6% per annum, to be declared and paid quarterly on the last day of March, June, September and December of each year. The Statement of Designations of the Series A Preferred Stock affords the Company the opportunity to elect to pay the dividends in cash or in additional shares of Series A Preferred Stock. In the event that additional shares of Series A Preferred Stock are issued, the issue price would be approximately $2.45 per share, which is the conversion price of the Series A Preferred Stock outstanding. The Company has not declared, nor paid dividends of $120,000 due for the quarters ended March 31, 2004 and June 30, 2004. The Board of Directors will determine the date upon which the dividends will be declared and whether they will be payable in cash or by the issuance of additional preferred shares.

                           PART II. OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

Effective with the submission of its results for the periods ended March 31, 2004 and June 30, 2004, the Company was out of compliance with several financial covenant terms and conditions of its Borrowing Agreements. Additionally, while the Company had an aggregate loan balance below the aggregate credit limits of the Borrowing Agreement, the Company's balance outstanding on the GE Borrowing Agreement exceeded a scheduled seasonal reduction in the available credit line occurring on July 31, 2004. This has resulted in an overline balance on the GE Borrowing Agreement. The Borrowing Agreement with TCFC expires on October 15, 2004 and the Borrowing Agreement with GE expires on October 31, 2004.

While not waiving non-compliance, TCFC and GE have agreed not to take action at this time with respect to the non-compliance or the overline, provided that the
Company: (i) commits no further defaults under the Borrowing Agreements and (ii) has aggregate obligations outstanding on the Borrowing Agreements of no more than $38 million on August 31, 2004; $33 million on September 30, 2004 and $31 million on October 31, 2004.


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

During the quarter ended June 30, 2004 through the date of this Report on Form 10-Q, the Company filed the following Reports on Form 8-K:

August 17, 2004 Report on Form 8-K for financial statements and exhibits including incorporation of press releases dated August 17, 2004 issued by the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.





Date: August 20, 2004                  Travis Boats & Motors, Inc.

                            By:            /s/ Michael B. Perrine
                                ------------------------------------------------
                                               Michael B. Perrine
                                Chief Financial Officer, Treasurer and Secretary
                                (Principal Accounting and Financial Officer)