Form 10-K/A
period 2003-09-30
TRAVIS BOATS & MOTORS INC
filed 2005-01-20
CIK 1012734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A
                               (Amendment Nno. 3)

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




                                EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A (this "Amendment") amends our Amendment No. 2 on Form 10-K/A for the fiscal year ended September 30, 2003 filed on February 2, 2004 ("Amendment No. 2"). Travis Boats & Motors, Inc. (the "Company") has filed this Amendment to clarify in Part IV, Item 14 "Controls and Procedures" that the evaluation referenced therein was performed as of the end of the period covered. The Company has also filed this Amendment to provide correct certifications as Exhibits 31.1 and 31.2.

Other information contained herein has not been updated. Therefore, this Amendment should be read together with other documents that the Company has filed with the Securities and Exchange Commission subsequent to the filing of Amendment No. 2. Information in such reports and documents updates and supersedes certain information contained in this Amendment. The filing of this Amendment shall not be deemed an admission that our Amendment No. 2 or any of our previous filings, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement not misleading.

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

                                    PART IV

Item 14. Controls and Procedures

     As of the end of the period covered by this Form 10-K/A, the Company performed an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

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

10.1--Loan and Security  Agreement  dated November __, 2003, by and among Travis
     Boats & Motors, Inc., its subsidiaries and Kennedy Funding, Inc., as agent for the lenders named therein (filed herewith).(10)

10.2--Promissory  Note dated  November  10,  2003,  executed  by Travis  Boats &
     Motors, Inc. and its subsidiaries, payable to Kennedy Funding, Inc. and Angloamerican Servicing, LLC (filed herewith).(10)

10.3--Deed of Trust,  Assignment  of Rents,  Security  Agreement  and  Financing
     Statement dated November 10, 2003, from Travis Boats & Motors, Inc. to Ronald Dold, trustee for Kennedy Funding, Inc., as agent (filed herewith).

10.4--Subordination  Agreement  dated  December __, 2003,  between  Transamerica
     Commercial Finance Corporation, as agent, and Kennedy Funding, Inc. and Anglo Financial Servicing, LLC (filed herewith).(10)

10.5--Subordination  Agreement  dated  December __, 2003,  between  Transamerica
     Commercial Finance Corporation, as agent, and Kennedy Funding, Inc. and Anglo Financial Servicing, LLC (filed herewith).(10)

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

23--Consent of Independent Auditors (filed herewith).(10)

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

(9) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on December 31, 2001 (File No. 000-20757).

(10) Incorporated by reference to the Company's Annual Report on Form 10-K/A filed with the Commission on January 14, 2004 (File No. 000-20757).

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

                                      Travis Boats & Motors, Inc.

Date:  January 20, 2004               By:  /s/ MARK T. WALTON
                                         -----------------------------------
                                           Mark T. Walton
                                             President



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
