Form 10-Q/A
period 2003-12-31
TRAVIS BOATS & MOTORS INC
filed 2005-01-20
CIK 1012734

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A
                                (Amendment No. 3)

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

Item 5: Other Information....................................................24

Item 6: Exhibits and Reports on Form 8-K.....................................25


SIGNATURE....................................................................26

EXHIBIT INDEX................................................................26




                                EXPLANATORY NOTE

This Amendment No. 3 on Form 10-Q/A (this "Amendment") amends our Amendment No. 2 on Form 10-Q/A for the quarter ended December 30, 2003 filed on February 20, 2004 ("Amendment No. 2"). Travis Boats & Motors, Inc. (the "Company") has filed this Amendment to revise Part I, Item 4 "Controls and Procedures" to identify the limitation cited by the Company regarding the timeliness of certain Commission filings, and to explain that such limitation did not impact the Company's overall conclusion that disclosure controls and procedures were effective at a reasonable level. The Company has also filed this Amendment to provide correct certifications as Exhibits 31.1 and 31.2.

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

Item 4.  Controls and Procedures

     An evaluation as of the end of the period covered by this quarterly report was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures," which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that, while the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings, further efforts need to be made to ensure that such filings are made within the time periods specified by the SEC's rules and forms. Specifically, with respect to recent untimely filings, the Company did not coordinate travel schedules of executive management and Board members to allow for obtaining signatures prior to filing deadlines. The Company has taken actions to ease this process.

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

Date: January 20, 2005          TRAVIS BOATS & MOTORS, INC.

                                By:           /s/ Michael B. Perrine
                                      ------------------------------------------
                                                 Michael B. Perrine
                                Chief Financial Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)



                                 EXHIBIT INDEX

The following exhibits are filed with this report.

Exhibit No.      Exhibit Description

10.91 Line of Credit Promissory Note from Travis Boats & Motors, Inc. to TMRC, L.L.P., in the amount of $500,000 dated February 2, 2004 (Incorporated by reference to the Company's Form 10-Q filed with the Commission on February 17, 2004 (file no. 000-20757)

31.1             Certification  Pursuant to Section 302 of the Sarbanes-Oxley
                 Act of 2002

31.2             Certification  Pursuant to Section 302 of the Sarbanes-Oxley
                 Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002